Form 10QSB
period 2002-06-30
FLAGSTICK VENTURES INC
filed 2003-04-17
CIK 1165320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

                  Commission file number:  333-82580
                                           ---------

                            FLAGSTICK VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

      Delaware                                            59-3733133
(State or other jurisdiction of incorporation            (IRS Employer
    or organization)                                     Identification No.)

                              2394 41st Street S.W.
                              Naples, Florida 34116
                    (Address of principal executive offices)

                               Tel.: (941)352-7883
                           (Issuer's telephone number)

                                       n/a
        (Former name, address and  fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [__]  No [__]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,000,100 shares of common stock outstanding as of June 30, 2002

Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                            FLAGSTICK VENTURES, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION.............................................3

Item 1.   Financial Statements
          Report of Public Accountants.....................................3
          Consolidated Balance Sheet.......................................4
          Consolidated Statement of Operations.............................5
          Consolidated Statements of Shareholders' Equity..................6
          Statement of Cash Flows..........................................7
          Notes to Financial Statements....................................8

Item 2.   Management's Discussion and Analysis or Plan of Operation.......12

PART II  OTHER INFORMATION................................................16

Item 1.   Legal Proceedings...............................................16
Item 2.   Changes in Securities and Use of Proceeds.......................16
Item 3.   Defaults Upon Senior Securities.................................16
Item 4.   Submission of Matters to a Vote of Security Holders.............16
Item 5.   Other Information...............................................16
Item 6.   Exhibits and Reports on Form 8-K................................16

SIGNATURE PAGE                                                            17

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.



                     Independent Accountants' Review Report

To the Board of Directors and Stockholders
Flagstick Ventures, Inc. And Subsidiary
Jeff Jones D/B/A A And Z Golf (Predecessor)
2394 41 Street S.W.
Naples, FL 34116

I have reviewed the accompanying balance sheet of Flagstick Ventures, Inc. and Subsidiary as of June 30, 2002and 2001 and the related statements of operations for the three month period ended June 30, 2002 and 2001, and statements of stockholders' equity and cash flows for the three month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The June 30, 2002 and 2001 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Richard M. Prinzi, Jr."

Brooklyn, NY
February 5, 2003

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                           CONSOLIDATED BALANCE SHEETS

                                                June                  June
                                            30, 2002              30, 2001
                                        -------------------- ------------------
                                            (Unaudited)           (Unaudited)
ASSETS

Current Assets:
        Cash                            $           4,517    $           3,767
        Accounts receivable                        26,390               47,943

        Other current assets                           -                 2,410
                                        -------------------- ------------------
            Total current assets                   30,907               54,120
                                        -------------------- ------------------

            Total assets                $          30,907     $         54,120
                                        ==================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                $          27,201     $         24,774

        Accrued expenses                           52,901                  750
                                        -------------------- ------------------

            Total liabilities                      80,102               25,524
                                        -------------------- ------------------

Stockholders' equity
  Common stock, $.0001 par value;
  50,000,000,shares authorized,
  2,000,100 shares issued and
  outstanding at June 30, 2002                        200                  200

Additional paid-in capital                         31,682               25,066

Retained earnings                                (81,077)                3,330
                                        -------------------- ------------------

          Total stockholders' equity              49,195)               28,596
                                        -------------------- ------------------
          Total liabilities and
           stockholders' equity         $          30,907     $         54,120
                                        ==================== ==================

        See accountants' review report and notes to financial statements.

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                      CONSOLIDATED STATEMENT OF OPERATIONS


                                        Three months          Three months ,
                                        ended June 30, 2002  ended June 30 2001
                                        -------------------- ------------------
                                             (Unaudited)          (Unaudited)


Commission revenue                         $       36,377        $       43,668

Cost of sales                                      24,976                28,565
                                           --------------        --------------

Gross profit                                       11,401                15,103
                                           --------------        --------------

General and administrative expenses
   Payroll and related expenses                    10,294                10,057

   Professional Fees                               15,698                    -
   Rent                                               750                   750
   Other general and administrative
      expenses                                        549                   438
                                           --------------        --------------

         Total expenses                            27,291                11,245
                                           --------------        --------------

Income (loss) from operations                    (15,890)                 3,858
                                           ==============        ==============

Loss per share - basic and diluted         $     (0.0079)        $       0.0019
                                           ==============        ==============

Weighted average number of common shares
   outstanding - basic and diluted              2,000,100             2,000,100
                                           ==============        ==============

        See accountants' review report and notes to financial statements.



                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                               Additional
                                    Common Stock                 Paid          Retained
                                   ---------------------------
                                      Shares        Amount      -In Capital     Earnings         Total
                                                               -------------- -------------- --------------

Balances, April 1, 2001                 -           $   -            $          $     (528)    $     (528)

Restricted common stock
to related party valued at
$1 per share                              100           -                    100         -             100

Restricted common stock
to related party valued at
$.00763 per share for
acquisition of Jeff A Jones
D/B/A A&Z Golf                      2,000,000            200              15,062         -          15,262

Cash Receipt from Jeff A
Jones D/B/A A&Z Golf                     -              -                  2,347          -          2,347
Jeff A Jones D/B/A A&Z Golf's
professional fees
assumed by Flagstick                     -              -                (2,500)          -        (2,500)

Capital contribution - Imputed
salary                                   -              -                 10,057          -         10,057

Net income (loss), period
ended June 30, 2001                      -             -             -                3,858          3,858
                                   -------------   -----------       ----------  ---------      ----------
Balances,  June 30, 2001             2,000,100       $  200         $     25,066 $    3,330       $ 28,596
                                   =============   ===========      ============ ==========     ==========


                                                                Additional
                                           Common Stock           Paid        Retained
                                   ---------------------------
                                      Shares        Amount      -In Capital     Earnings         Total
                                                               -------------- -------------- --------------

Balances, April 1, 2002             2,000,100        $   200        $ 31,682     $(65,187)      $(33,305)
Net income (loss), period
ended June 30, 2002                      -              -            -            (15,890)       (15,890)
                                   -------------- ------------ -------------- -------------- --------------
Balances,  June 30, 2002             2,000,100          $ 200       $ 31,682     $ (81,077)      $(49,195)
                                   ============== ============ ============== ============== ==============

                  See accountants' review report and notes to financial statements.






                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Three months ended          Three months ended
                                                    June 30, 2002                    June  30, 2001
                                                     -------------------------- ---------------------------
                                                            (Unaudited)               (Unaudited)
Operating Activities:
       Net Loss                                       $      (15,890)           $         3,858
                                                     -------------------------- ---------------------------

       Adjustments to reconcile net income
       (loss) to cash used in operations:

             Contributed services                                                        10,057
             Contributed rent
       Changes in operating assets and
       liabilities:
             Accounts receivable                             (26,390)                  (47,943)

             Other current assets                                 -                     (2,410)
             Accounts payable                                  24,769                    24,246
             Accrued expenses                                  13,397                       750

             Other current liabilities                            -
                                                     -------------------------- ---------------------------
                       Net cash (used in)
                       operating activities                   (4,114)                  (11,442)
                                                     -------------------------- ---------------------------

Investing Activities:                                              -                          -
                                                     -------------------------- ---------------------------
Financing activities:
             Common stock issued                                                         15,362
             Cash received from Jeff A
             Jones D/B/A A&Z Golf                                                         2,347
             Liabilities assumed from Jeff A
             Jones D/B/A A&Z Golf                                                       (2,500)
                                                     -------------------------- ---------------------------
                       Net cash provided
                       by financing                                -                     15,209
                                                     -------------------------- ---------------------------
Net increase (decrease) in cash                               (4,114)                     3,767

Cash, beginning of period                                       8,631                         -
                                                     -------------------------- ---------------------------
Cash, end of period                                   $         4,517            $        3,767
                                                     ========================== ===========================
        See accountants' review report and notes to financial statements.



                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Flagstick Ventures, Inc. ("Flagstick" or the "Company") was incorporated on April 4, 2001 under the laws of the state of Delaware. The Company's fiscal yearend was changed from August 31, to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 100 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On June 5, 2001 Flagstick issued 2,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. Flagstick's activities have been devoted primarily to the wholesaling of golf equipment.

BASIS OF PRESENTATION

As noted above, Flagstick acquired certain receivables of A and Z Golf on June 5, 2001. Prior to that date, sales and purchases activities were still being conducted under A and Z Golf. Such activities (excluding the sales and purchases that gave rise to the receivables purchased) have been presented in Flagstick's statement of operations for the period from April 4, 2001 (date of inception) to March 31, 2002, in order to provide a full year of activities for Flagstick. There were no material activities for the period from April 1, 2001 to April 4, 2001.

Certain expenses relating to A and Z Golf, such as payroll and payroll related expenses,professional fees and rent were imputed on A and Z Golf's statement of operations and are deemed capital contributions. These adjustments were made so that A and Z Golf's statement of operations is consistent with Flagstick's for comparative purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Flagstick include the accounts of Flagstick and its wholly-owned subsidiary, A&Z Golf Corp. after elimination of all inter-company balances and transactions.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities as of the date of the consolidated financial statements, and the reported

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at June 30, 2001 and June 30, 2002.

FAIR VALUE OF FINANCIAL STATEMENTS

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosures of the fair value of financial instruments. Flagstick's financial instruments, including cash, accounts payable, and accrued professional fees are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

CONCENTRATION OF CREDIT RISK

Sine inception, Flagstick and its predecessor derived substantially all of its revenue from one customer.

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral.Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of June 30, 2002 and June 30, 2001. The accounts receivable balances were $26,390 and $47,943 as of June 30, 2002 and June 30, 2001, respectively.

REVENUE RECOGNITION

The companies recognize revenue upon delivery of the goods, in accordance with SAS 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles.

NET LOSS PER COMMON SHARE

Flagstick computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

Flagstick utilizes Statement of Financial Standards SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2 - GOING CONCERN CONSIDERATIONS

Flagstick's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated earnings (deficit) at June 30, 2002 and June 30, 2001 amounted to ($81,077) and $3,330, respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

Management believes that over the next twelve months, its operations will be sustained by its existing cash, and capital financing. As previously mentioned, the company is engaged in the wholesale of various golf equipment and apparel. Although the company recently incorporated, its current management and operations have been in existence for several years and have accumulated a great deal of experience in this industry. Flagstick's consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should Flagstick be unable to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 3 - DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $80,550 that may be offset against future taxable income. Such amount excludes A and Z Golf's activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick's statement of operations for the period ended March 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

The deferred tax assets, liabilities and valuation allowances as of June 30, 2002 consist of the following:

                                                 June 30, 2002
Deferred tax assets arising form
         net operating losses                     $     30,609
Less: Valuation allowance                             (30,609)
Net Deferred tax liabilities                                 -
Net Deferred Tax Assets                           $          -

NOTE 4- ACCRUED EXPENSES

Accrued expenses of Flagstick as of June 30, 2002 and June 30, 2001 consisted of the following:
                                                  June 30, 2002  June 30, 2001

Accrued professional fees                         $    32,373     $        -
Accrued rent expenses                                   3,750            750
Accrued payroll                                        16,778              -
Total accrued expenses                            $    52,901     $      750

NOTE 5 - OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the period ended June 30, 2002 and June 30, 2001 amounted to $750.

NOTE 6 - STOCKHOLDER'S EQUITY

Flagstick issued 2,000,100 restricted shares of the Company's common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.00763 per share for a total of $15,262.

NOTE 7 - EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones' services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,726, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2002 to June 30, 2002 and April 1, 2001 to June 30, 2001 amounted to $10,294 and $10,057 respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the three months ended June 30, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

In General

         Flagstick Ventures, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name "A and Z Golf. We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001,in exchange for 2,000,000 shares of our common stock. See footnote 6 of our Consolidated Financial Statements. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

         Through A & Z Golf Corp. we are engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal is to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy is to avail ourselves of our management's experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers.

         We have filed a registration statement with the US Securities and Exchange Commission registering 3,000,000 shares for sale at $0.05 per share. The registration statement was declared effective subsequent to the period covered by this report.

        RESULTS OF OPERATIONS FOR THE QUARTERS AND THE THREE MONTHS ENDED
                             JUNE 30, 2002 AND 2001

         For the three month period ended June 30, 2002, the wholesale business generated revenues of $36,377 , as compared to revenues of $43,668 in the comparable prior year period. The 17% decrease in revenues can be attributed to a reduction in orders from our client.We incurred a net loss of $15,890 for the three month period ended June 30, 2002as compared to a profit of $3,858 for the period ended June 30, 2001.

         Given the volume of purchases we make, it is difficult to improve our cost of sales. Our product costs are directly affected by our volume. We anticipate that as we grow, our suppliers' relationships, purchase levels and our gross profit margin should improve.

          We expect that the wholesale business will generate the majority, if not all, of our revenue in fiscal years 2003 and 2004.

     Our general and administrative expenses for the three month period ended June 30, 2002 were $27,291 as compared to the general and administrative expenses of $11,245 for the three month period ended June 30, 2001. This 142% increase in general and administrative expenses can be almost entirely attributed to the increase in professional fees incurred by us. Such professional fees were $15,698 for the three month period ended June 30, 2002, as compared to nil for the three month period ended June 30, 200. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2.

Accrued expenses of as of June 30, 2002 and June 30, 2001 consisted of the following:

                                   June 30, 2002     June 30, 2001
Accrued professional fees          $      32,373     $        -
Accrued rent expenses                      3,750            750
Accrued payroll                           16,778              -
Total accrued expenses             $      52,901     $      750



LIQUIDITY AND CAPITAL RESOURCES

         Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

         As at June 30, 2002 we had a cash position of $4,517. We believe that over the next twelve months, our operations will be sustained by our cash flow from operations and capital financing. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

         As indicated, we have filed a registration statement to sell up to 3,000,000 of our shares at a price of $0.05 per share. We have no commitment to sell the minimum number of shares offered in the offering. If we are not successful in completing the offering,we expect our cash reserves and cash flow from operations to satisfy our cash requirements for the next 6 months depending on the level of cost savings actions put in place. Our cost saving plans include the reduction or elimination of salary payable to Jeff Jones and the reduction of our rent costs by agreement with Mr. Jones. At the end of such time, we will make a determination as to our future plans after assessing the continued viability of our business plan based on our ability to raise additional funds. Should we require significant additional financial resources for future expansion, we may seek to obtain it through public or private equity offerings. If we seek to obtain additional funding, there can be no assurance that we will be successful in raising a sufficient amount of additional capital. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected. No specific plans exist for such financings at this time.

          If we are successful in selling the minimum number of shares the offering, based on our cost projections,we expect our current cash reserves and the proceeds from this offering to satisfy our cash requirements for the next 12 months without the implementation of any cost saving actions.

         If we are successful in selling all of the shares offered in this offering, based on our cost projections, we expect our cash reserves and the proceeds from this offering to satisfy our cash requirements for 24 months.

         The shares are being offered directly by us on an all or none basis with respect to the first 2,000,000 shares and on a best efforts basis with respect to the remaining 1,000,000 shares. Unless at least 2,000,000 shares are sold by December 12, 2002, the offering will terminate and all of the funds received from subscribers by the date on which the offering is terminated will be returned to the prospective subscribers within three business days. The proceeds of the offering will be held in escrow until the earlier of the date on which (i) at least 2,000,000 shares are sold, or (ii) the offering is terminated.

        If the minimum of 2,000,000 shares offered are sold, the gross proceeds of this offering will be $100,000 and the net proceeds will be approximately $53,490.If the maximum of 3,000,000 shares offered are sold, the gross proceeds of this offering will be $150,000 and the net proceeds will be approximately $103,490. We expect expenses of the offering, including, but not limited to, accounting fees and legal fees, to be approximately $46,510.These expenses will be paid from the offering proceeds.

         The following table sets forth our intended use of proceeds depending on the number of shares sold:


================================   =============     ===============
USE                                PROCEEDS AMOUNT   PROCEEDS AMOUNT
--------------------------------   --------------    ---------------
--------------------------------   --------------    ---------------
Offering Proceeds                  $100,000          $150,000
--------------------------------   --------------    ---------------
--------------------------------   --------------    ---------------
Estimated Offering Expenses        $ 46,510          $ 46,510
--------------------------------   -------------     ---------------
--------------------------------   -------------     ---------------
Working Capital and General
Corporate  Purposes                $ 53,490          $103,490
================================   =============     ===============

         As demonstrated in the table above, a substantial portion of the net proceeds are not allocated for a specific purpose. Indeed, the net proceeds (following the payment of the offering expenses) will most likely be used for working capital and general corporate purposes such as payroll,rent expense and other administrative and general expenses.In addition, the net proceeds will be applied towards working capital in an effort to minimize our operating loss. While we currently intend to use the proceeds of this offering substantially in the manner discussed above, we reserve the right to reassign the use if, in the judgment of our board of directors, changes are necessary or advisable. At present, no material changes are contemplated.

         Although we do not intend to raise a significant amount of funds in this offering, we believe that by becoming a reporting issuer or a "public" company, we will be in a better position to implement our expansion strategy and to effect public debt financings in the future.

         It may be necessary for us to incur some administrative costs for preparation and filings of periodic reports with the Securities and Exchange Commission, the amount of which is not expected to be more than $15,000 through December 31, 2002. It is expected that these costs would be paid from existing working capital and cash flow from operations.

         The amounts and timing of our actual expenditures will depend on numerous factors, including marketing and sales activities, and the growth of our customer base. We may find it necessary to use portions of the net proceeds for other purposes. We believe that cash from operations, together with the net proceeds of the sale of the minimum number of shares offered in this offering will be adequate to fund our operations for the next 12 months.

         No portion of the proceeds of the offering will be paid to officers, directors and/or any of their respective affiliates as compensation for the offer and sale of the shares.

Variables and Trends

         We anticipate experiencing greater sales in the second and third quarters of the calendar year, as opposed to the first and fourth quarters of the calendar year. The seasonality of our sales will be directly related to the US golf season. The first quarter of the calendar year is usually the slowest with much of the United States not playing golf during the winter season. The second and third quarters of the calendar year are usually the strongest quarters as the spring and summer seasons represent the bulk of player participation. The fourth quarter of the calendar year is supported by the holiday gift giving season. Our seasonality is not unlike most retailers except that our selling season is not so heavily weighted to the fourth quarter of the calendar year as most non-sport specific retailers. From the financial standpoint, the second and third quarters of the calendar year provide the best opportunity for the revenue and earnings potential. The fourth calendar-quarter holiday buying season provides the secondary revenue and earnings opportunity. The first quarter of the calendar year will be the weakest due to winter weather and the slowdown in rounds played.

         Our primary customer, a golf retailer, Liquid Golf, currently represents virtually 100 percent of our revenues. This customer is not required to buy additional products. Therefore, a significant portion of our revenue is derived from a potentially non-recurring revenue source. The loss of our relationship with this company would greatly reduce our ability to continue as a going concern.

         We compete with a large number of manufacturers' representatives, distributors and other wholesalers. Most of our competitors are larger than we are and may have substantially greater resources. In addition, many of our competitors may be able to operate more efficiently than we can.

         As of June 30, 2002, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer, director and shareholder.

Forward Looking Statements

        This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends",or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable,we can give no assurance that such expectations will prove to have been correct. These statements are further qualified by reference to the risks associated with our business as more fully setforth in our registration statement under the heading "RISK FACTORS."



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended June 30, 2002, we did not sell any securities without registration under the Securities Act of 1933, as amended.

         Our registration statement on Form SB-2 (File Number 333-82580) was filed with the Securities and Exchange Commission on February 12, 2002. Pursuant to that registration statement, we registered 3,000,000 shares of our common stock to be offered at a price of $0.05 per share. No shares were sold during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Not Applicable.
(b) No reports on Form 8-K were filed by us for the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    March 24, 2003             FLAGSTICK VENTURES, INC.




                              By: /s/ "Jeff A. Jones"

                                Jeff A. Jones, Chief Executive
                                and Financial Officer