Form 10QSB
period 2002-09-30
FLAGSTICK VENTURES INC
filed 2003-04-24
CIK 1165320

..


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)
             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended September 30, 2002

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT For the transition period from __________ to ___________

                        Commission file number: 333-82580
                                    ---------

                            FLAGSTICK VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      59-3733133
(State or other jurisdiction of
incorporation or organization)                 (IRS EmployerIdentification No.)


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

2,000,100 shares of common stock outstanding as of September 30, 2002

Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                            FLAGSTICK VENTURES, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                   Page

PART I   FINANCIAL INFORMATION........................................3

Item 1.  Financial Statements
         Report of Public Accountants.................................3
         Consolidated Balance Sheet...................................4
         Consolidated Statement of Operations.........................5
         Consolidated Statements of Shareholders' Equity..............6
         Statement of Cash Flows......................................7
         Notes to Financial Statements................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation...12

PART II  OTHER INFORMATION...........................................16

Item 1.   Legal Proceedings..........................................16
Item 2.   Changes in Securities and Use of Proceeds..................16
Item 3.   Defaults Upon Senior Securities............................16
Item 4.   Submission of Matters to a Vote of Security Holders........16
Item 5.   Other Information..........................................16
Item 6.   Exhibits and Reports on Form 8-K...........................16

SIGNATURE PAGE.......................................................17

CERTIFICATIONS.......................................................18

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.



                     Independent Accountants' Review Report

To the Board of Directors and Stockholders
Flagstick Ventures, Inc. And
Subsidiary Jeff Jones D/B/A A And Z Golf (Predecessor)
2394 41 Street S.W.
Naples, FL 34116

I have reviewed the accompanying balance sheet of Flagstick Ventures, Inc. and Subsidiary as of September 30, 2002 and 2001 and the related statements of operations for the six month period ended September 30, 2002 and 2001, and statements of stockholders' equity and cash flows for the six month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an auditconducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The September 30, 2002 and 2001 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Richard M. Prinzi, Jr."

Brooklyn, NY
February 5, 2003

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                           CONSOLIDATED BALANCE SHEETS

                                          September             September
                                          30, 2002              30, 2001
                                          -------------------   ---------------
                                            (Unaudited)           (Unaudited)
ASSETS

Current Assets:
        Cash                              $      4,491         $     11,241
        Accounts receivable                      2,275               18,784
                                          -------------------   ---------------
              Total  assets                      6,766               30,025
                                          --------------------  ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                  $      6,862         $      7,743

        Accrued expenses                        59,570                4,835
                                          -------------------   ---------------
              Total liabilities                 66,570               12,578
                                          -------------------   ---------------

Stockholders' equity
    Common stock, $.0001 par value;
    50,000,000 shares authorized,
    2,000,100 shares issued and
    outstanding at September 30, 2002              200                  200

Additional paid-in capital                      35,016               31,735

Retained earnings                              (94,882)             (14,488)
                                          ------------------    ---------------

       Total stockholders'equity               (59,666)              17,447
                                          -------------------   ---------------
       Total liabilities and stockholders'
       equity                             $      6,766          $    30,025
                                          ================      ===============

        See accountants' review report and notes to financial statements.




                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Six months ended September 30,   Six months ended September 30,
                                                       2002                             2001
                                          -------------------------------- --------------------------------
                                                    (Unaudited)                      (Unaudited)


Commission revenue                                       $      55,542                   $      137,990

Cost of sales                                                   43,005                          129,621
                                          -------------------------------- --------------------------------

Gross profit                                                    12,537                            8,369
                                          -------------------------------- --------------------------------

General and administrative expenses
      Payroll and related expenses                              20,296                           20,061

      Professional Fees                                         19,623                                -

      Rent                                                       1,500                            1,500
      Other general and administrative
      expenses                                                        813                           768
                                          -------------------------------- --------------------------------

         Total expenses                                         42,232                           22,329
                                          -------------------------------- --------------------------------

Income (loss) from operations                                 (29,695)                           13,960
                                          ================================ ================================

Loss per share - basic and diluted                        $   (0.0148)                    $   ( 0.0066)
                                          ================================ ================================

Weighted average number of common shares
   outstanding - basic and diluted                           2,000,100                        2,000,100
                                          ================================ ================================

       See accountants' review report and notes to financial statements.



                                  Flagstick Ventures, Inc. & Subsidiary
                                Jeff Jones D/B/A A And Z Golf (Predecessor)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (Unaudited)

                                                                Additional
                                          Common Stock          Paid            Retained
                                   ---------------------------
                                      Shares        Amount      -In Capital     Earnings         Total
                                                               -------------- -------------- --------------
Balances, April 1, 2001                 -             $-          $            $     (528)  $     (528)

Restricted common stock to
related party valued at
$1 per share                             100           -                100            -            100

Restricted common stock
to related party valued at
$.00763 per share for
acquisition of Jeff A Jone
D/B/A A&Z Golf                      2,000,000          200           15,062            -         15,262

Cash Receipt from Jeff A Jones
D/B/A A&Z Golf                          -              -              2,347            -          2,347

Jeff A Jones D/B/A A&Z Golf's
professional  fees assumed by
Flagstick                               -              -             (2,500)           -        (2,500)
Capital contribution - Imputed
salary                                  -              -             16,726            -         16,726

Net income (loss), period ended
September 30, 2001                      -             -                -          (13,960)      (13,960)
                                   ------------- ------------- -------------- -------------- --------------
Balances,  September 30, 2001       2,000,100     $    200        $  31,735     $ (14,488)     $ 17,447
                                   ============= ============= ============== ============== ==============

                                                                Additional
                                        Common Stock            Paid            Retained
                                   ---------------------------
                                      Shares        Amount      -In Capital     Earnings         Total
                                                               -------------- -------------- --------------
Balances, April 1, 2002             2,000,100          200      $    31,682     $ (65,187)    $(33,305)
Capital contribution-
Imputed Salary                                                        3,334                       3,334
Net income (loss), period ended
September 30, 2002                 -              -            -                  (29,695)      (29,695)
                                   -------------- ------------ -------------- -------------- --------------
Balances,  September 30, 2002       2,000,100      $   200       $   35,016     $ (94,882)   $  (59,666)
                                   ============== ============ ============== ============== ==============

                     See accountants' review report and notes to financial statements.




                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Six months ended            Six months ended
                                                        September 30, 2002          September 30, 2001
                                                     -------------------------- ---------------------------
                                                            (Unaudited)                (Unaudited)
Operating Activities:
       Net Loss                                         $       (29,695)             $      (13,960)
                                                     -------------------------- ---------------------------

       Adjustments to reconcile net income
       (loss) to cash used in operations:

             Contributed services                                  3,334                    (18,784)
             Contributed rent
       Changes in operating assets and
       liabilities:
             Accounts receivable                                 (2,275)                    (18,784)
             Other current assets                                      -                           -
             Accounts payable                                      4,430                       7,215
             Accrued expenses                                     20,066                       4,835
             Other current liabilities                                 -
                                                     -------------------------- ---------------------------

                       Net cash (used in)
                       operating activities                      (4,140)                     (3,968)
                                                     -------------------------- ---------------------------


Investing Activities:                                                  -                          -
                                                     -------------------------- ---------------------------

Financing activities:
             Common stock issued                                                              15,362
             Cash received from Jeff A
             Jones D/B/A A&Z Golf                                                              2,347
             Liabilities assumed from Jeff A Jones
             D/B/A A&Z Golf                                                                  (2,500)
                                                     -------------------------- ---------------------------
                       Net cash provided
                         by financing                                  -                      15,209
                                                     -------------------------- ---------------------------

Net increase (decrease) in cash                                  (4,140)                      11,241

Cash, beginning of period                                          8,631                           -
                                                     -------------------------- ---------------------------
Cash, end of period                                          $     4,491                $     11,241
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


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Flagstick Ventures, Inc. ("Flagstick" or "the Company") was incorporated on April 4, 2001 under the laws of the state of Delaware.The Company's fiscal year end was changed from August 31, to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 100 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On September 5,2001 Flagstick issued 2,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A.Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement.Flagstick's activities have been devoted primarily to the wholesaling of golf equipment.

BASIS OF PRESENTATION

As noted above, Flagstick acquired certain receivables of A and Z Golf on September 5, 2001.Prior to that date, sales and purchases activities were still being conducted under A and Z Golf. Such activities (excluding the sales and purchases that gave rise to the receivables purchased) have been presented in Flagstick's statement of operations for the period from April 4, 2001 (date of inception) to March 31, 2002, in order to provide a full year of activities for Flagstick. There were no material activities for the period from April 1, 2001 to April 4, 2001.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at September 30, 2001 and September 30, 2002.

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

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral.Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of September 30, 2002 and September 30, 2001. The accounts receivable balances were $2,275 and $18,784 as of September 30, 2002 and September 30, 2001, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

Flagstick utilizes Statement of Financial Standards SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each periodend based on enacted tax laws and statutory tax rates applicable to the period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2 - GOING CONCERN CONSIDERATIONS

Flagstick's consolidated financial statements have been prepared on a going concern basis,which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated earnings (deficit) at September 30, 2002 and September 30, 2001 amounted to ($94,882) and ($14,488), respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might resultfrom the eventual outcome of the risks and uncertainties described above.

NOTE 3 - DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $94,335 that may be offset against future taxable income. Such amount excludes A and Z Golf's activities through the purchase date of September 15, 2001 ($527) which were included in Flagstick's statement of operations for the period ended March 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

The deferred tax assets, liabilities and valuation allowances as of September 30, 2002 consist of the following:

                                              September 30, 2002
Deferred tax assets arising form
         net operating losses                 $     35,847
Less: Valuation allowance                         (35,847)
Net Deferred tax liabilities                             -
Net Deferred Tax Assets                       $          -

NOTE 4- ACCRUED EXPENSES

Accrued expenses of Flagstick as of September 30, 2002 and September 30, 2001 consisted of the following:
                                      September 30, 2002 September 30, 2001
Accrued professional fees..           $      32,373      $             -
Accrued rent expenses......                   3,750                  750
Accrued payroll   .........                  23,347                  335
Accrued payroll tax........                     105                    -
Total accrued expenses.....           $      59,570       $          750

NOTE 5 - OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the period ended September 30, 2002 and September 30, 2001 amounted to $1500.

NOTE 6 - STOCKHOLDER'S EQUITY

Flagstick issued 2,000,100 restricted shares of the Company's common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.00763 per share for a total of $15,262.

NOTE 7 - EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones' services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,726, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2002 to September 30, 2002 and April 1, 2001 to September 30, 2001 amounted to $20,269 and $20,061 respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the six months ended September 30, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

In General

    Flagstick Ventures, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name "A and Z Golf." We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on September 5, 2001, in exchange for 2,000,000 shares of our common stock. See footnote 6 of our Consolidated Financial Statements. Prior to that date, Mr.Jones conducted the business as a sole proprietorship.

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

         We have filed a registration statement with the US Securities and Exchange Commission registering 3,000,000 shares for sale at $0.05 per share. The registration statement was declared effective on August 14, 2002.

            RESULTS OF OPERATIONS FOR THE QUARTERS AND THE SIX MONTHS
                       ENDED SEPTEMBER 30, 2002 AND 2001

         For the six month period ended September 30, 2002, revenues generated from the wholesale business decreased by $82,848 or 60% from $137,990 for the six month period ended September 30, 2001 to $55,542 for the six month period ended September 30, 2002. The decrease in revenues can be attributed to a reduction in orders from our client. We incurred a net loss of $ 29,695 for the six month period ended September 30, 2002 as compared to a net loss of $13,960 for the six month period ended September 30, 2001.

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

         Our general and administrative expenses for the six month period ended September 30, 2002 were $42,232 as compared to the general and administrative expenses of $22,329 for the six month period ended September 30, 2001. This 90% increase in general and administrative expenses can be almost entirely attributed to the increase in professional fees incurred by us. Such professional fees were $19,623 for the six month period ended September 30, 2002, as compared to nil for the six month period ended September 30, 200. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2.

Accrued expenses of Flagstick as of September 30, 2002 and September 30, 2002
 consisted of the following:
                                      September 30, 2002     September 30, 2001
Accrued professional fees             $      32,373          $             -
Accrued rent expenses                         3,750                      750
Accrued payroll                              23,347                      335
Accrued payroll tax                             105                        -
Total accrued expenses                $      59,570           $          750


LIQUIDITY AND CAPITAL RESOURCES

         Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

         As at September 30, 2002 we had a cash position of $4,491. We believe that over the next twelve months, our operations will be sustained by our cash flow from operations and capital financing. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

     As indicated, we have filed a registration statement to sell up to 3,000,000 of our shares at a price of $0.05 per share. We have no commitment to sell the minimum number of shares offered in the offering. If we are not successful in completing the offering,we expect our cash reserves and cash flow from operations to satisfy our cash requirements for the next6 months depending on the level of cost savings actions put in place.Our cost saving plans include the reduction or elimination of salary payable to Jeff Jones and the reduction of our rent costs by agreement with Mr.Jones. At the end of such time, we will make a determination as to our future plans after assessing the continued viability of our business plan based on our ability to raise additional funds. Should we require significant additional financial resources for future expansion, we may seek to obtain it through public or private equity offerings. If we seek to obtain additional funding, there can be no assurance that we will be successful in raising a sufficient amount of additional capital. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected. No specific plans exist for such financings at this time.

     If we are successful in selling the minimum number of shares the offering, based on our cost projections, we expect our current cash reserves and the proceeds from this offering to satisfy our cash requirements for the next 12 months without the implementation of any cost saving actions.

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

        If the minimum of 2,000,000 shares offered are sold, the gross proceeds of this offering will be $100,000 and the net proceeds will be approximately $53,490.If the maximum of 3,000,000 shares offered are sold, the gross proceeds of this offering will be $150,000 and the net proceeds will be approximately $103,490. We expect expenses of the offering, including, but not limited to, accounting fees and legal fees, to be approximately $46,510. These expenses will be paid from the offering proceeds.

         No shares have been sold during the period covered by this report.

         The following table sets forth our intended use of proceeds depending on the number of shares sold:


============================= ================ =====================
USE                           PROCEEDS AMOUNT  PROCEEDS AMOUNT
----------------------------- ---------------- ---------------------
----------------------------- ---------------- ---------------------
Offering Proceeds             $100,000         $150,000
----------------------------- ---------------- ---------------------
----------------------------- ---------------- ---------------------
Estimated Offering Expenses   $ 46,510         $ 46,510
----------------------------- ---------------- ---------------------
----------------------------- ---------------- ---------------------
Working Capital and General
Corporate Purposes            $ 53,490         $103,490
============================= ================ =====================

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

         As of September 30, 2002, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer, director and shareholder.

Forward Looking Statements

        This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions,events or results

"may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made thatinvolve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These statements are further qualified by reference to the risks associated with our business as more fully set forth in our registration statement under the heading "RISK FACTORS."


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended September 30, 2002, we did not sell any securities without registration under the Securities Act of 1933, as amended.

         Our registration statement on Form SB-2 (Commission file number:
333-82580) that was filed with the Securities and Exchange Commission on February 12, 2002 became effective on August 14, 2002. Pursuant to that registration statement, we registered 3,000,000 shares of our common stock to be offered at a price of $0.05 per share. No shares were sold during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Not Applicable.
(b) No reports on Form 8-K were filed by us for the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    April 1, 2003              FLAGSTICK VENTURES, INC.




                              By: /s/ "Jeff A. Jones"

                             Jeff A. Jones, Chief Executive
                                and Financial Officer

                                 Certifications
I , Jeff Arthur Jones, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Flagstick Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management orother employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ "Jeff Arthur Jones"

Jeff Arthur Jones, President