Form 10QSB
period 2002-12-31
FLAGSTICK VENTURES INC
filed 2003-05-13
CIK 1165320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)
             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended December 31, 2002

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT For the transition period from __________ to ___________

                        Commission file number: 333-82580
                                    ---------
                            FLAGSTICK VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                        59-3733133
(State or other jurisdiction of incorporation (IRS EmployerIdentification No.) or organization)


                              2394 41st Street S.W.
                              Naples, Florida 34116
                    (Address of principal executive offices)

                               Tel.: (941)352-7883
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

4,544,229 shares of common stock outstanding as of December 31, 2002

Transitional Small Business Disclosure Format (Check One):  Yes[__]  No [X]

                            FLAGSTICK VENTURES, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                   Page

PART I   FINANCIAL INFORMATION........................................3

Item 1. Financial Statements
        Report of Public Accountants..................................3
        Consolidated Balance Sheets...................................4
        Consolidated Statements of Operations.........................5
        Consolidated Statements of Shareholders' Equity...............6
        Consolidated Statements of Cash Flows.........................7
        Notes to Financial Statements.................................8

Item 2. Management's Discussion and Analysis or Plan of Operation.....12

PART II  OTHER INFORMATION............................................15
Item 1. Legal Proceedings.............................................15
Item 2. Changes in Securities and Use of Proceeds.....................15
Item 3. Defaults Upon Senior Securities...............................15
Item 4. Submission of Matters to a Vote of Security Holders...........15
Item 5. Other Information.............................................15
Item 6. Exhibits and Reports on Form 8-K..............................15

SIGNATURE PAGE........................................................16

Certifications........................................................17

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     Independent Accountants' Review Report

To the Board of Directors and Stockholders
Flagstick Ventures, Inc. And Subsidiary Jeff Jones D/B/A A
And Z Golf (Predecessor)
2394 41 Street S.W.
Naples, FL 34116

I have reviewed the accompanying balance sheets of Flagstick Ventures, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related statements of operations for the nine month periods ended December 31, 2002 and 2001, and statements of stockholders' equity and cash flows for the nine month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The December 31, 2002 and 2001 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ "Richard M. Prinzi, Jr."

Brooklyn, NY
February 5, 2003

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                           CONSOLIDATED BALANCE SHEETS

                                                  December            December
                                                  31, 2002            31, 2001
                                             ------------------ ---------------
                                               (Unaudited)          (Unaudited)
ASSETS

Current Assets:
       Cash                                  $    3,911            $   1,254
       Accounts receivable                       50,027               37,552
                                                --------             -------
              Total Current Assets               53,938               38,806
                                                --------             -------
              Total Assets                   $   53,938            $  38,806
                                               ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                      $    5,370            $  13,319

       Accrued expenses                          27,197               13,314
                                                ---------            -------


              Total Liabilities                  32,567               26,633
                                                ---------            -------

Stockholders' equity
       Common stock, $.0001 par value;
       50,000,000 shares authorized,
       4,544,229 shares issued and
       outstanding at December 31, 2002             454                  200

Additional paid-in capital                      145,239               31,735

Retained earnings                              (124,322)             (19,762)
                                               ----------          ----------

       Total stockholders' equity                21,371               12,173
                                               ------------       ----------
       Total liabilities and stockholders'
              equity                         $   53,938            $  38,806
                                             ===========        ============


        See accountants' review report and notes to financial statements.


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                          Nine months ended December 31,   Nine months ended December 31,
                                                       2002                             2001
                                          -------------------------------- --------------------------------
                                                    (Unaudited)                      (Unaudited)


Commission revenue                                          $      58,692               $          245,144

Cost of sales                                                      46,083                          228,385
                                                               -------------                  ------------


Gross profit                                                       12,609                           16,759
                                                              --------------                  ------------

General and administrative expenses
      Payroll and related expenses                                 30,300                           30,065

      Professional Fees                                            38,102                            3,000

      Rent                                                          2,250                            2,250
      Other general and administrative
      expenses                                                      1,092                              679
                                                               -------------                  ------------

         Total expenses                                            71,744                           35,994
                                                               -------------                  ------------


Income (loss) from operations                                    (59,135)                         (19,235)
                                                                ============                 =============

Loss per share - basic and diluted                         $     (0.013)                  $      ( 0.0092)
                                                             ===============                ==============

Weighted average number of common shares
   outstanding - basic and diluted                              4,544,229                        2,000,100
                                                               ===========                    ============



        See accountants' review report and notes to financial statements.



                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                Additional
                           Common Stock                             Paid        Retained
                                   ---------------------------
                                      Shares        Amount      -In Capital     Earnings         Total
                                                               -------------- -------------- --------------



Balances, April 1, 2001                                                        $     (527)    $   (527)

Restricted common stock to
related party valued at $1 per
share                                     100         -               100             -            100

Restricted common stock
to related party valued at
$.00763 per share for
acquisition of Jeff A Jones
D/B/A A&Z Golf                      2,000,000         200          15,062             -         15,262

Cash Receipt from Jeff A Jones
D/B/A A&Z Golf                            -           -             2,347             -          2,347

Jeff A Jones D/B/A A&Z Golf's
professional  fees assumed by
Flagstick                                 -           -            (2,500)            -         (2,500)

Capital contribution - Imputed
salary                                    -           -            16,726             -         16,726

Net income (loss), period ended
December 31, 2001                         -           -               -           (19,235)     (19,235)
                                   ------------- ------------- -------------- -------------- --------------
Balances,  December 31, 2001        2,000,100      $  200         $31,735       $ (19,762)    $ 12,173
                                   ============= ============= ============== ============== ==============

                                                                Additional
                                          Common Stock           Paid        Retained
                                   ---------------------------
                                      Shares        Amount      -In Capital     Earnings         Total
                                                               -------------- -------------- --------------

Balances, April 1, 2002             2,000,100      $  200         $35,016        $(65,187)    $(29,971)

Capital stock issued
December 12, 2002                   2,544,112         254         100,219                      100,473

Capital contribution-
Imputed Salary                                                     10,004                       10,004

Net income (loss), period
ended December 31, 2002                  -            -               -           (59,135)     (59,135)
                                   -------------- ------------ -------------- -------------- --------------
Balances,  December 31,
2002                                4,544,229      $  454       $ 145,239      $ (124,322)     $21,371
                                   ============== ============ ============== ============== ==============




        See accountants' review report and notes to financial statements.


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Nine months ended           Nine months ended
                                                         December 31, 2002           December 31, 2001
                                                         ----------------------      ------------------
                                                            (Unaudited)                (Unaudited)
Operating Activities:
    Net Loss                                                  $    (59,135)              $     (19,235)
                                                              ----------------          -----------------

    Adjustments to reconcile net income
    (loss) to cash used in operations:

         Contributed services                                      13,338                       16,726
         Contributed rent

Changes in operating assets and liabilities:
         Accounts receivable                                         (407)                     (37,552)

         Other current assets                                     (49,620)                        -
         Accounts payable                                           2,938                       12,792

         Accrued expenses                                         (25,645)                      13,314

         Other current liabilities                                    -
                                                              -----------------         -----------------
            Net cash (used in)
            operating activities                                 (118,531)                     (13,955)
                                                              ---------------             --------------


Investing Activities:                                                 -                           -
                                                               ---------------            ---------------

Financing activities:
         Common stock issued                                      113,811                       15,362
         Cash received from Jeff A
         Jones D/B/A A&Z Golf                                                                    2,347
         Liabilities assumed from Jeff A
         Jones D/B/A A&Z Golf                                                                   (2,500)
                                                               -----------------          ---------------
            Net cash provided
            by financing                                          113,811                       15,209
                                                               ----------------           ---------------
Net increase (decrease) in cash                                    (4,720)                       1,254

Cash, beginning of period                                           8,631                         -
                                                               ----------------            ---------------
Cash, end of period                                           $     3,911                  $     1,254
                                                               ================            ================

       See accountants' review report and notes to financial statements.

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Flagstick Ventures, Inc. ("Flagstick" or "the Company") was incorporated on April 4, 2001 under the laws of the state of Delaware.The Company's fiscal year end was changed from August 31, to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4,2001 Flagstick issued 100 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On December 5, 2001 Flagstick issued 2,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A.Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement.

Flagstick's activities have been devoted primarily to the wholesaling of golf equipment.

BASIS OF PRESENTATION

As noted above, Flagstick acquired certain receivables of A and Z Golf on December 5, 2001. Prior to that date, sales and purchases activities were still being conducted under A and Z Golf. Such activities (excluding the sales and purchases that gave rise to the receivables purchased) have been presented in Flagstick's statement of operations for the period from April 4, 2001 (date of inception) to March 31, 2002, in order to provide a full year of activities for Flagstick. There were no material activities for the period from April 1, 2001 to April 4, 2001.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at December 31, 2001 and December 31, 2002.

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

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer's financial condition,generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of December 31,2002 and December 31, 2001. The accounts receivable balances were $50,027 and $37,552 as of December 31, 2002 and December 31, 2001, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

INCOME TAXES

Flagstick utilizes Statement of Financial Standards SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax lawsand statutory tax rates applicable to the period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2 - GOING CONCERN CONSIDERATIONS

Flagstick's consolidated financial statements have been prepared on a going concern basis,which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated earnings (deficit) at December 31, 2002 and December 31, 2001 amounted to ($124,322) and ($19,762), respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

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

NOTE 3 - DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $123,795 that may be offset against future taxable income. Such amount excludes A and Z Golf's activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick's statement of operations for the period ended March 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

The deferred tax assets, liabilities and valuation allowances as of December 31, 2002 consist of the following:
                                                          December 31, 2002
                                                           ----------------
Deferred tax assets arising form
         net operating losses                         $     47,042
Less: Valuation allowance..                               (47,042)
                                                           -------
Net Deferred tax liabilities                                     -
                                                            ------
Net Deferred Tax Assets....                           $          -
                                                           =======
NOTE 4- ACCRUED EXPENSES

Accrued expenses of Flagstick as of December 31, 2002 and December 31, 2001 consisted of the following:

                                         December 31, 2002 December 31, 2001
                                         -----------------------------------
Accrued rent expenses......                      $   3,750       $    2,250
Accrued payroll   .........                         23,342           10,004
Accrued payroll tax........                            105            1,060
                                                  ---------        --------
Total accrued expenses.....                      $  27,197       $   13,314
                                                   =======          =======

NOTE 5 - OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the periods ended December 31, 2002 and December 31, 2001 amounted to $2,250.

NOTE 6 - STOCKHOLDER'S EQUITY

Flagstick issued 2,000,100 restricted shares of the Company's common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.00763 per share for a total of $15,262.

On December 12, 2002, in consummation of the offering, the Company issued an aggregate of 2,544,129 shares at a price of $0.05 per share; and, paid expenses (including professinal fees)aggregating $77,586. Accordingly, thereby the Company $49,620 from the offering.

NOTE 7 - EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones' services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2002 to December 31, 2002 and April 1, 2001 to December 31, 2001 amounted to $30,300 and $30,065 respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the nine months ended December 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including,but not limited to, those discussed in this Quarterly Report.

In General

         Flagstick Ventures, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name "A and Z Golf."We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on December 5, 2001, in exchange for 2,000,000 shares of our common stock. See footnote 6 of our Consolidated Financial Statements. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

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

         We have filed a registration statement with the US Securities and Exchange Commission registering 3,000,000 shares for sale at $0.05 per share. The registration statement was declared effective on August 14, 2002. We closed the offering on December on December 12, 2002 having sold an aggregate of 2,544,129 shares.

           RESULTS OF OPERATIONS FOR THE QUARTERS AND THE NINE MONTHS
                        ENDED DECEMBER 31, 2002 AND 2001

         For the nine month period ended December 31, 2002, revenues generated from the wholesale business decreased by $82,848 or 60% from 137,990 for the nine month period ended December 31, 2001 to $55,542 for the nine month period ended December 31, 2002. The decrease in revenues can be attributed to a reduction in orders from our client. We incurred a net loss of $ 29,695 for the nine month period ended December 31, 2002 as compared to a net loss of $13,960 for the nine month period ended December 31, 2001.

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

        Our general and administrative expenses for the nine month period ended December 31, 2002 were $42,232 as compared to the general and administrative expenses of $22,329 for the nine month period ended December 31, 2001. This 90% increase in general and administrative expenses can be almost entirely attributed to the increase in professional fees incurred by us. Such professional fees were $19,623 for the nine month period ended December 31, 2002, as compared to nil for the nine month period ended December 31, 200. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2.

Accrued expenses of Flagstick as of December 31, 2002 and December 31, 2001 consisted of the following:
                                            December 31, 2002 December 31, 2001

Accrued professional fees                $      32,373           $        -
Accrued rent expenses                            3,750                    750
Accrued payroll                                 23,347                    335
Accrued payroll tax                                105                    -
                                               -------                  ------
Total accrued expenses                   $      59,570           $        750
                                               =======                 =======

LIQUIDITY AND CAPITAL RESOURCES

         Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

         As at December 31, 2002 we had a cash position of $3,911. We believe that over the next twelve months, our operations will be sustained by our cash flow from operations and capital financing. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

        As indicated, we filed a registration statement to sell up to 3,000,000 of our shares at a price of $0.05 per share. We closed the offering on December 12, 2002. We sold 2,544,129 shares for an aggregate purchase price of $0.05 per share. After payment of our offering expenses and other accrued expenses we netted $49,620. Based on our operating history, we believe that this amount should besufficient to cover all of our operating expenses for the next 12 months. Should we require significant additional financial resources for future expansion, we may seek to obtain it through public or private equity offerings. If we seek to obtain additional funding, there can be no assurance that we will be successful in raising a sufficient amount of additional capital. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected. No specific plans exist for such financings at this time.

         Although we did not raise a significant amount of funds in the offering, we believe that by becoming a reporting issuer or a "public" company, we will be in a better position to implement our expansion strategy and to effect public debt financings in the future.

         No portion of the proceeds of the offering was paid to officers, directors and/or any of their respective affiliates as compensation for the offer and sale of the shares.

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

         We compete with a large number of manufacturers' representatives, distributors and other wholesalers. Most of our competitors are larger than we are and may have substantially greater resources. In addition, many of our competitors may be able to operate more efficiently than we can. See "Plan of Operation-Competition."

        As of December 31, 2002, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer, director and shareholder.

Forward Looking Statements

        This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or"intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included in the section entitled "Management's Discussion and Analysis or Plan of Operation." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These statements are further qualified by reference to the risks associated with our business as more fully set forth in our registration statement under the heading "RISK FACTORS."

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

         During the quarter ended December 31, 2002, we did not sell any securities without registration under the Securities Act of 1933, as amended.

         Our registration statement on Form SB-2 (File Number 333-82580) that was filed with the Securities and Exchange Commission, became effective on August 14,, 2002. Pursuant to that registration statement, we registered 3,000,000 shares of our common stock to be offered at a price of $0.05 per share. On August 14 , 2003 we commenced an initial public offering which was closed on December 12, 2003. We offered and sold 2,544,129 shares of our common stock at a price of $0.05 per share for an aggregate offering price of $127,026. Our net proceeds from the sale of the shares were $49,620.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Not Applicable.
(b) No reports on Form 8-K were filed by us for the quarter ended December 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 9, 2003        FLAGSTICK VENTURES, INC.




                           By: /s/ Jeff A. Jones

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I havedisclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ "Jeff Arthur Jones"

Jeff Arthur Jones, President