Form 10KSB
period 2003-03-31
FLAGSTICK VENTURES INC
filed 2003-07-24
CIK 1165320

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10K-SB

                                   (Mark One)

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                   For the Fiscal Year Ended March 31, 2003.
                                       OR
( ) Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Transaction Period from ______ to ________.

Commission File Number     333-82580


                            FLAGSTICK VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        59-3733133
(State or other jurisdiction of         (IRS EmployerIdentification No.)
incorporation or organization)


                              2394 41st Street S.W.
                              Naples, Florida 34116
                    (Address of principal executive offices)

                               Tel.: (941)352-7883
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                 No
                     -----------             -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year:  $60,485

State the aggregate market value of the voting and non-voting common equity heldby non-affiliates computed by reference to the price at which the common equitywas sold, or the average bid and asked price of such common equity, as of aspecified date within the past 60 days (see definition of affiliate in Rule 12b-2 of the Exchange Act.):$227,200 as of June 30,2003 based on the Company's offering price of its common shares of $0.05 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                 Yes:                                   No:
              --------                               --------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,544,229 shares of common stock were outstanding as at June 30, 2003.

           Transitional Small Business Disclosure Format (check one):

                Yes                                       No X
             --------                                   --------

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2)any proxy or information statement; and(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g.,annual report to security holders for fiscal year ended December 24, 1990).

None.

                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE

Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submissions of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                    PART III

Item 9.  Directors, Executive Officers of Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits, Lists and Reports on Form 8K

Item 14. Controls and Procedures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  Business

Overview

         Flagstick Ventures, Inc. is a Delaware corporation organized for the purpose of acquiring the wholesale golf equipment andaccessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship. We acquired the businessfrom Mr. Jones, through our wholly-owned subsidiary, A & Z Golf Corp., on June 5, 2001. Through A & Z Golf Corp.,we will continue towholesale golf equipment and accessories to retailers.

Our Products and Services

         We currently offer an extensive line of products on a wholesale basis to a retailer. Our intent is to attempt to increase the number of wholesale customers supplied with golf equipment and accessories. We offer a majority of the well-known brands in the golf industry such as Cobra, Yonex, Tommy Armour, Nike, Ping, Spalding and Titleist. We also offer shoes, accessories, and a variety of other products.We obtain most of our products from manufacturers and an extensive network of suppliers, which offers us favorable selection,pricing, quality and quantity terms. We distribute only name brand merchandise, which we believe is key to maintaining strong relationships with customers. We currently derive 100% of our revenue from the wholesale of golf equipment, merchandise, apparel and accessories. We purchase product on receipt of orders from our client. We ship the ordered product immediately upon purchase. We do not maintain any inventory.

We purchase our products from a network of approximately 20 suppliers and sources. Our suppliers include Classic Golf Center, Dan McMillen, Naples Golf, The Broken Niblick Inc.,Advanced Golf Repairs and Rob Harpster Golf Shop. We depend on the ability of our suppliers to provide us with popular, high demand golf equipment, apparel and related merchandise at competitive prices and in sufficient quantities. Many of our smaller suppliers have limited resources, production capacities and operating histories. We have no long term contracts with any of our suppliers.The continued supply of product is dependent upon the relationship that Jeff Jones maintains with our current suppliers and sources. Our business could be harmed if our ability to procure products becomes limited.

We are unable to purchase product directly from many golf equipment manufacturers. Therefore, we are dependent upon our suppliers and sources to provide needed equipment.


Customer Service

         Customer service and satisfaction are important facets to our success and business strategy. Since virtually 100% of our business is derived from a single repeat customer, we believe that it is important for us to focus on customer service. We believe that high levels of customer service and support are critical to retain and expand our customer base. We monitor orders from the time they are placed through delivery by providing numerous points of electronic, telephone and personal communication to customers. We confirm all orders and shipments by e-mail.

Marketing

         We currently spend nothing on sales, marketing or promotion.To date we have not taken any efforts to expand our business. Our sales and marketing efforts rely completely on the activities of and relationships established by Mr. Jeff Jones. Upon completion of this offering, Mr. Jones will direct his efforts towards direct contact of potential customers and developing relationships with new suppliers.

         During the next twelve months, we will rely exclusively upon Mr. Jones to maintain sales activity with our client. During this period, Mr. Jones will use personal contact via mail correspondence, telephone and individual contact to develop new customers and suppliers. Mr. Jones is relied upon to provide all sales support. As new products become available from new or existing suppliers, Mr. Jones will be solely responsible for making product offerings available to our client and potential new clients. It is possible that Mr. Jones will be unsuccessful in developing a new customer and supplier base. If so, our sales will continue to be dependent on the sales growth of our existing customer over which we have no control.


Our Customers

         Our current customer base is a single account that contributes virtually 100 percent of our revenue. The loss of this account would materially and adversely affect our ability to continue our operations. We have no long-term contracts or arrangements with any of our customers that guarantee the sales of merchandise for any period.

Our Competitive Business Conditions

        We are subject to extensive competition from numerous competitors. Many of our competitors have substantially greater financial, distribution and marketing resources. In addition, many of our competitors may be able to secure products from manufacturers and distributors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability. We believe that our ability to compete depends upon many factors, including:

o        the success of sales and marketing efforts;

o        the performance and reliability of our services;

o        the price of our products; and

o        the effectiveness of our customer service and support efforts.

         Our main competitors for the wholesale of golf equipment, apparel and related merchandise are manufacturers' representatives, distributors, and other wholesalers and websites maintained by online wholesalers of golf products.

        We want to offer a competitive source of golf apparel and merchandise. There can be no assurance that we will be able to obtain the quantity,selection or brand quality of items that we believe is necessary. We have no long-term contracts or arrangements with our suppliers that guarantee the availability of merchandise or the continuation of particular pricing practices. Our arrangements with our suppliers typically do not restrict the suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure acquisitions of product in a timely and efficient manner and on acceptable commercial terms. Our ability to obtain favorable terms from reputable suppliers, obtain high quality merchandise from those suppliers and the ability of the suppliers to produce,stock and deliver high quality products to our customers is critical to our success. If we are unable to satisfy any of these elements or we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient variety and quantity of quality merchandise on acceptable commercial terms, our business, operating results and financial condition would be materially and adversely affected.

Employees

         We currently have no employees. Our subsidiary, A & Z Golf Corp. has one employee, Jeff Jones. Mr. Jeff Jones, our sole officer and director, currently manages us and our subsidiary. We look to Mr. Jones for his entrepreneurial skills and talents. For a complete discussion of Mr. Jones' experience, please see "Directors and Executive Officers." We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in our company, which would dilute the ownership interest of holders of existing shares of our common stock.

B.  Risk Factors Associated with Us and Our Business

         Our business is characterized by a number of significant risks which are set forth below.

Our limited operating history makes it difficult for you to assess our prospects and for us to project with any certainty our future success.

         We were organized on April 4, 2001. Since then, we have limited our activities to organizational and marketing strategy. Because of this limited operating history, our prospects are difficult to predict and must be considered in light of the risks, expenses and problems frequently encountered by companies that are in the early stages of development and that operate in new and rapidly changing markets which are discussed in greater detail in this section.

Based upon our limited revenues since inception, we cannot assure you of generating a profit in the fiscal year ending March 31, 2004.

     We have generated an operating loss of ($140,690) from inception (April 4, 2001) to March 31, 2003. We cannot assure you of any operating results and we will likely experience large variations in quarterly operating results. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

o        the number, size, timing and scope of our projects;

o        customer concentration;

o        long and unpredictable sales cycles;

o        contract terms of projects;

o        degrees of completion of projects;

o        project delays or cancellations;

o        competition for, retention and maximizing the use of employees;

o        how well we estimate the resources we need to complete projects;

o        the integration of new business;

o        pricing changes in the industry;

o        economic conditions that can effect the golf equipment industry; and

o        competition for and retention of existing customers.

       We expect to incur losses for the fiscal year ending March 31, 2004. As a result,we will need to generate significant revenues and maintain reasonable expense levels to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


Our future performance is dependent on our ability to retain our President, Mr. Jones,as the loss of his services would adversely affect our ability to operate successfully.

         Mr. Jones is serving as our sole officer and director. We will be heavily dependent upon Mr. Jones' entrepreneurial skills and experience to implement our business plan. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining favorable business relationships. Moreover, we do not have an employment agreement with Mr. Jones. Our subsidiary, A & Z Golf Corp. has an unwritten understanding with Mr. Jones regarding his employment that may be terminated by Mr. Jones upon thirty days written notice. As a result, there is no assurance that he will continue to manage our affairs in the future. Nor have we obtained a key man life insurance policy on Mr. Jones. It is possible that both our subsidiary and we could lose the services of Mr.Jones, or Mr.Jones may decide to join a competitor or otherwise compete directly or indirectly with us. This would have a significant adverse effect on our business and could cause the price of our stock to significantly decline as Mr. Jones' services would be difficult to replace.

Loss of our key customer would have a detrimental affect on our ability to operate our business because that customer represents almost 100% of our current revenues.

         Our primary customer, Liquid Golf Corporation, a golf retailer, currently represents virtually 100 percent of our revenues. The loss of LiquidGolf as a customer would strongly hinder and adversely affect our ability to continue our operations. We have no long-term contracts or arrangements with this customer that guarantees the sales of merchandise for any period.

We will need additional capital, the availability of which is uncertain,to fund our business and complete the implementation of our business plan.

         We require substantial working capital to fund our business and may need additional capital in the future in order to fully implement our business plan, especially if we seek to expand. We will likely experience negative cash flow from operations through December 31, 2004. If, however, we need to raise additional funds through the issuance of equity, equity-related or debt securities, your stock ownership percentage may be diluted. In addition, we cannot be certain that additional financing will be available to us. If we are unable to obtain adequate additional financing on reasonable terms, our operations will suffer and we may never become profitable.

We may not be able to compete successfully against current and future competitors.

         We face substantial competition in our market. We cannot assure you that we will be able to compete successfully or that competitive pressures will not damage our business. Our competitors include:

o      manufacturers representatives, distributors, and other wholesalers; and

o      websites maintained by online wholesalers of golf products.

         Most of our competitors are larger than we are and may have substantially greater resources. Moreover, many of our competitors may be able to obtain products on more favorable terms, operate more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Moreover, some online competitors may be able to use the Internet as a marketingmedium to reach significant numbers of potential customers more effectively than we can.

Failure of our third party vendors to timely provide us with products would negatively impact our customer satisfaction and retention.

         We depend on the ability of third-party vendors to provide us with popular, high demand golf equipment, apparel and related merchandise at competitive prices and in sufficient quantities. Many of our smaller suppliers have limited resources, production capacities and operating histories. If a current vendor failed to continue its operations, we would experience temporary interruption of supply that could result in loss of sales and negatively impact our customer satisfaction and retention. Moreover, certain other vendors have specific volume and distribution requirements that we may fail to meet and/or may not be able to continue to meet due to our size and sales volume levels.

Seasonal fluctuations in demand for golf equipment and accessories may have an adverse impact on our operating results.

         Seasonal fluctuation in the sale of golf-related products could cause significant fluctuations in our quarterly results. We have experienced, and we expect to continue to experience, seasonal fluctuations in our revenues. These seasonal patterns generally cause fluctuations in our quarterly reports. In particular, we expect that the fourth calendar-quarter will account for a significant percentage of our total annual sales.Consequently, in anticipation of such increased sales activity, we may find it necessary to hire several temporary employees to support our current operations. If, however, our revenues do not meet seasonal expectations during the fourth quarter of the calendar year, our annual operating results may not meet the expectations of securities analysts and investors which could have an adverse impact on our stock price. In addition, it is possible that our seasonal sales patterns will become more pronounced, strain our permanent work force, adversely affect our distribution and shipment activity, and may cause a shortfall in revenues as compared to expenses in a given period. See "Management Discussion and Analysis of Financial Condition and Results of Operation."

Since we have no supply agreements with manufactures and/or large distributors of golf equipment we may have difficulty obtaining merchandise when needed which would adversely affect our customer satisfaction.

We desire to offer a competitive source of golf apparel and merchandise. There can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe is necessary. We have no long-term contracts or arrangements with any of our suppliers that guarantee the availability of merchandise or the continuation of particular pricing practices.Our arrangements with our suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure acquisitions of product in a timely and efficient manner and on acceptable commercial terms. Our ability to obtain favorable terms from reputable suppliers, obtain high quality merchandise from those suppliers and the ability of the suppliers to produce, stock and deliver high quality productsto our customers is critical to our success. If we are unable to satisfy any of these elements or we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient variety and quantity of quality merchandise on acceptable commercial terms, our business would suffer causing our operating results and financial condition to be negatively impacted. If we are unable to support or sustain any increase in the volume of our sales, we will be unable to expand our business operations.

         A key element of our strategy is to generate high volume wholesale sales. We will therefore need to hire employees. We intend to upgrade our existing order processing and purchasing systems. Failure to implement these systems effectively or within a reasonable period of time would cause decreased levels of customer service and satisfaction.

Our CEO and President does not devote his full time to the management of our business operations.

         Mr. Jeff A. Jones, our CEO and President, is engaged in other activities and devotes only a limited amount of his time (approximately 50%) to our business. If our operations were to expand, a need for full time management may arise. Should Mr. Jones be unwilling to dedicate more of his time to our business or fail to hire additional personnel, should the need arise, our business and results of operations would suffer a material adverse effect.

As we have incurred losses since inception, we are not now, nor will we be in the foreseeable future, in a position to pay dividends on our issued and outstanding stock.

         We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business.

If a trading market develops for our shares, their value may be adversely impacted by fluctuations in the market as a result of factors beyond our control.

        The price of our common stock after this offering may be lower than the offering price you pay and may be volatile. Prior to this offering, our common stock has not been sold in a public market. If an active market for our stock develops,the trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside of our control. The stock market has experienced extreme price and volume fluctuations that have affected the market prices of many companies, and which have often been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could adversely affect the market price of our common stock.

         A significant decline in our stock price could result in substantial losses for our individual stockholders and could lead to costly and disruptive securities litigation. Moreover,if our stockholders sell substantial amounts of our common stock in the public market following this offering,the trading price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

The value and transferability of our shares may be adversely impacted by the Penny Stock Rules.

         Holders of our common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" adopted by the Securities and Exchange Commission which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

         Specifically, the penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on national securities exchanges or quoted on the Nasdaq Stock Market system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.These disclosure requirements, in our opinion, may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

The sale of a substantial amount of our restricted shares under Rule 144 may adversely affect our ability to raise capital in the future through the sale of equity securities.

Of the shares of our common stock that are currently issued and outstanding, 2,000,100 shares will be "restricted securities." All of these shares are owned by our president, Jeff Jones. Mr. Jones is an affiliate of ours,as that term is defined in Rule 144 under the Securities Act. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act. All of the "restricted securities" are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above. Specifically, subject to the satisfaction of the other conditions of Rule 144, of the 2,000,100 shares owned by Mr. Jones, 100 shares became eligible for resale on April 4, 2002, and 2,000,000 shares became eligible for resale on June 5, 2002.

        No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities.

We are, and will continue to be, controlled by our officer and director, which could result in us taking actions that other stockholders do not approve.

      Mr. Jones, our executive officer and director beneficially owns approximately 44% of the voting power of our common stock. Mr. Jones is in a position to elect and remove directors and control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock. Following the completion of the offering, Mr. Jones will continue to own a majority of the issued and outstanding shares. You should read
 "Management," "Principal Stockholders" and "Description of Capital Stock" for more information on control of our business.

It may be difficult for you to dispose of, or obtain quotations as to the price of our common stock because there is no trading market for our common stock.

         We have no established public trading market for our common stock and it is possible that a public trading market for our common stock will not develop in the near future. We have no arrangements or understandings with respect to a possible listing of our securities or the establishment of any market for our securities. Consequently you may find it difficult to disposeof, or to obtain quotations as to the price of, our common stock

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently do not own any facilities or equipment. We currently occupy space in the residence of our President, Jeff Jones at 2394 41st Street S.W., Naples,Florida on a month-to-month basis, at a cost of $250 per month. We are currently provided with access to computer, telephone, fax, copy and other business services without cost on equipment owned by Mr. Jones. Mr. Jones has agreed to continue providing us with our current business equipment access to which is included in our $250 monthly charge.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any legal proceeding, and have no knowledge of any threatened or pending legal proceeding against us or our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended March 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no public trading market for our common stock and there can be no assurance that a trading market will develop, or, if such a trading market does develop, that it will be sustained. To the extent that a market develops for our common stock at all, of which there can be no assurance, it will likely appear in what is customarily known as the "pink sheets" or on the NASD OTC Bulletin Board, which may limit the marketability and liquidity of our common stock. Thus, stockholders may find it difficult to sell their shares.

         There are currently 77 holders of our outstanding common stock.

Recent sales of unregistered securities:

         During the fiscal year ended March 31, 2003, we sold securities with registration under the Securities Act of 1933, as amended.

         Our registration statement on Form SB-2 (File Number 333-82580) that was filed with the Securities and Exchange Commission on February 12, 2002 became effective on August 28, 2002. Pursuant to that registration statement,we registered 3,000,000 shares of our common stock to be offered at a price of $0.05 per share. On August 28, 2002, we commenced an initial public offering which was terminated on December 12, 2002. We offered and sold 2,544,129 shares of our common stock at a price of $0.05 per share for total consideration of $127,206. Our gross proceeds from the sale of the shares were approximately $50,000 after deducting offering costs.

         Such proceeds were to be utilized to be used for working capital and general corporate purposes such as payroll, rent expense and other administrative and general expenses. In addition, the net proceeds will be applied towards working capital in an effort to minimize our operating loss.

         Our offering was a direct offering by our officers and directors. As such, we incurred no expenses for underwriting discounts and commissions and/or finders' fees. We made no direct or indirect payments to any of our directors, officers, affiliates or to persons owning ten (10) percent or more of any class of our equity securities in connection with the offering.

        From the effective date of the registration statement through March 31, 2003, we utilized approximately $35,000 of the net offering proceeds to make direct payments for expenses associated with the reporting requirements as a public company, mainly legal and accounting costs. The balance of the net offering proceeds used was applied towards our general working capital. No payments were made to any of our directors or officers or to persons owning ten
(10) percent or more of any class of our equity securities or to our affiliates other than salary payments made to Mr. Jones.

        We have not declared any dividends since inception, and have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant facts.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to those financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those discussed under "Risk Factors" and elsewhere in this Annual Report.

Overview

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

         Through our wholly-owned subsidiary, A & Z Golf Corp., we are engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel.Our goal is to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy is to avail ourselves of our management's experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers.

         We have filed a registration statement with the US Securities and Exchange Commission registering 3,000,000 shares for sale at $0.05 per share. The registration statement was declared effective on August 14, 2002. We closed the offering on December on December 12, 2002 having sold an aggregate of 2,544,129 shares.

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002 RESULTS OF OPERATIONS

         For the year ended March 31, 2003, revenues generated from the wholesale business decreased by $302,621 or 83%from $363,106 for the year ended March 31, 2002 to $60,485 for the year ended March 31, 2003. The decrease in revenues can be attributed to a reduction in orders from our client.We incurred a net loss of $ 75,503 for the year ended March 31, 2003 as compared to a net loss of $65,187 for the year ended March 31, 2002.

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

        Our general and administrative expenses for the year ended March 31, 2003 were $88,197 as compared to the general and administrative expenses of $71,383 for the year ended March 31, 2002. This 24% increase in general and administrative expenses can be almost entirely attributed to the increase in professional fees incurred by us. Such professional fees were $43,752 for the year ended March 31, 2003, as compared to $27,280 for the year ended March 31, 2002. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement onForm SB-2 and reporting requirements as publicly reporting company.

Accrued expenses of Flagstick as of March 31, 2003 and March 31, 2002 consisted of the following:

---------------------------------------------------------- -------------------
                                        March 31,                  March 31,
---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------
                                          2003                       2002
---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------

---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------
Accrued rent expenses                      $ 750                    $ 3,000
---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------
Accrued payroll                                -                     10,004
---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------
Accrued professional fees                      -                     28,932
                                               -                     ------
---------------------------------------------------------- -------------------
---------------------------------------------------------- -------------------
Total accrued expenses                      $ 750                     41,936
---------------------------------------------------------- -------------------

LIQUIDITY AND CAPITAL RESOURCES

         Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

         As at March 31, 2003 we had a cash position of approximately $14,000. We believe that over the next twelve months, our operations will be sustained by our cash flow from operations and capital financing. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

        As indicated, we filed a registration statement to sell up to 3,000,000 of our shares at a price of $0.05 per share. We closed the offering on December 12, 2002. We sold 2,544,129 shares for an aggregate purchase price of $0.05 per share. After payment of our offering expenses and other accrued expenses we netted $49,620. Based on our operating history, we believe that this amount should be sufficient to cover all of our operating expenses for the next 12 months. Should we require significant additional financial resources for future expansion, we may seek to obtain it through public or private equity offerings. If we seek to obtain additional funding, there can be no assurance that we will be successful in raising a sufficient amount of additional capital. If we are unable to generate the required amount of additional capital, our ability to meet our obligations and to continue our operations may be adversely affected. No specific plans exist for such financings at this time.

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

Variables and Trends

         We anticipate experiencing greater sales in the second and third quarters of the calendar year, as opposed to the first and fourth quarters of the calendar year. The seasonality of our sales will be directly related to the US golf season. The first quarter of the calendar year is usually the slowest with much of the United States not playing golf during the winter season. The second and third quarters of the calendar year are usually the strongest quarters as the spring and summer seasons represent the bulk of player participation. The fourth quarter of the calendar year is supported by the holiday gift-giving season. Our seasonality is not unlike most retailers except that our selling season is not so heavily weighted to the fourth quarter of the calendar year as most non-sport specific retailers. From the financial standpoint, the second and third quarters of the calendar year provide the best opportunity for the revenue and earnings potential. The fourth calendar-quarter holiday buying season provides the secondary revenue and earnings opportunity. The first quarter of the calendar year will be the weakest due to winter weather and the slowdown in rounds played.

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

         As of March 31, 2003, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer, director and shareholder.

Forward Looking Statements

        This report includes "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as

"expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends",or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be considered "forward looking statements". These types of statements are included, among other places in this report, in the sections entitled "Management's Discussion and Analysis or Plan of Operation" and "Description of Business." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements:

            Auditor's Report

            Consolidated balance sheets

            Consolidated statements of operations

            Consolidated statements of stockholders' equity

            Consolidated statements of cash flows

            Notes to financial statements

                             Richard M. Prinzi, Jr.
                           Certified Public Accountant
                                 8403 7th Avenue
                               Brooklyn, NY 11228
                              Phone (718) 748-2300

INDEPENDENT ACCOUNTANT'S AUDIT REPORT

To the Board of Directors and Stockholders
Flagstick Ventures, Inc. And Subsidiary Jeff Jones
D/B/A A And Z Golf (Predecessor)
2394 41 Street S.W.
Naples, FL 34116

I have audited the accompanying consolidated balance sheet of Flagstick Ventures, Inc. and Subsidiary as of March 31, 2003 and the related consolidated statement of operations, consolidated changes in stockholders' equity and consolidated cash flows for the year ended March 31, 2003 The financial statements are the responsibility of the Company's management.My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Also, an audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimatesmade by management, as well as evaluating the overall financial statementpresentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstick Ventures, Inc. and Subsidiary as of March 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The consolidated balance sheet of Flagstick Ventures, Inc. and Subsidiary as of March 31, 2002, is presented herein. The related consolidated statement of operations, stockholders' equity and cash flows for the year then ended are also presented herein for comparison. The audit report dated May 17, 2002, prepared by the Company's former auditor which an unqualified opinion was expressed is not presented herein.


"Richard Prinzi, Jr."
Brooklyn, NY
July 10, 2003


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                           CONSOLIDATED BALANCE SHEETS


                                                     March                              March
                                                     31, 2003                           31, 2002
                                                     --------------------------- -----------------------------------
ASSETS


Current Assets:
        Cash                                         $     15,451               $           8,631
        Accounts receivable                                 1,086
                                                     --------------------------- -----------------------------------

           Total current assets                            16,537                           8,631
                                                     --------------------------  -----------------------------------

          Total assets                               $     16,537               $           8,631
                                                     =========================== ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                             $       780
        Accrued expenses                                      750                          41,936
                                                     --------------------------  -----------------------------------

                                 Total liabilities          1,530                          41,936
                                                     --------------------------  -----------------------------------

Stockholders' equity
        Common stock, $.0001 par value; 50,000,000
        shares authorized, 4,544,229 shares issued
        and outstanding at March 31, 2003                     454                             200

Additional paid-in capital                                155,243                          31,682
Retained earnings                                        (140,690)                        (65,187)
                                                     --------------------------- -----------------------------------

        Total stockholders'equity                          15,007                         (33,305)
                                                     --------------------------  -----------------------------------
        Total liabilities and stockholders' equity   $     16,537               $           8,631
                                                     ========================== ====================================




                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Year Ended March 31, 2003          Year Ended March 31, 2002
                                                     ---------------------------        ------------------------------

Commission revenue                                   $       60,485                     $          363,106

Cost of sales                                                47,791                                356,910
                                                     ---------------------------        ------------------------------

Gross profit                                                  12,694                                 6,196
                                                     ---------------------------        ------------------------------

General and administrative expenses
      Payroll and related expenses                            39,813                               40,015
      Professional Fees                                       43,752                               27,280
      Rent                                                     3,000                                3,000
      Other general and administrative expenses                1,632                                1,088
                                                     ---------------------------        ------------------------------

         Total Expenses                                       88,197                               71,383
                                                     ---------------------------        ------------------------------

Income (loss) from operations                                (75,503)                            (65,187)
                                                     ===========================        ==============================

Loss per share - basic and diluted                    $       0.0166)                   $        (0.0392)
                                                     ===========================        ==============================

Weighted average number of common shares
   outstanding - basic and diluted                         4,544,229                            1,661,211
                                                     ===========================        ==============================


        See accountants' audit report and notes to financial statements.


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Common Stock             Additional Paid      Retained
                                                  ---------------------------------------------
                                                  Shares        Amount          -In Capital          Earnings          Total
                                                  ------        -------         ---------------      --------          ----------
Balances,  April 1, 2002                          2,000,100     $   200        $    31,682        $   (65,187)        $  (33,305)

Capital stock issued December 12, 2002            2,544,129                            254            100,219             100,473

Capital contribution - Imputed salary                -               -              23,342                 -               23,342

Net income (loss), period ended December 31, 2001    -               -                   -            (75,503)           (75,503)
                                                  ----------  -----------       ---------------     ----------         ----------

Balances,  March 31, 2003                         4,544,229     $   454        $   155,243         $ (140,690)        $    15,007
                                                  ==========  ============      ================     ==========        ===========

                                                           Common Stock         Additional Paid       Retained
                                                  ----------------------------  ---------------
                                                    Shares              Amount  -In Capital           Earnings         Total
                                                    -------             ------  ----------------    -------------      -----------

Balances,  April 1, 2001                               -             $       -   $       -              $    -        $     -

Restricted common stock issued to a related party     100                   100          -                                100

Restricted common stock issued to a related party
  valued at $.00763 per share for acquision of
  Jeff A Jones D/B/A A and Z Golf                 2,000,000                 200       15,062                            15,262

Cash receipt from Jeff A Jones D/B/A A and Z Golf                                      2,347                              2,347

Jeff A Jones D/B/A A and Z Golf's professional
  fees assumed by Flagstick                                                           (2,500)                            (2,500)

Capital contribution - Imputed salary                   -                     -       16,673                   -          16,673

Net income (loss), period ended December 31, 2002       -                     -            -               65,187)      (65,187)
                                                  ------------     -------------  ------------       ---------------   ----------

Balances,  March 31, 2002                         2,000,100         $       200  $    31,682           $  (65,187)    $ (33,305)
                                                  =============   ============== ============        ===============   ===========

        See accountants' audit report and notes to financial statements.


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Year Ended March 31, 2003     Year Ended March 31, 2002
                                                  --------------------------   --------------------------
Operating Activities:
     Net Loss                                     $              (75,503)       $               (65,187)
                                                  --------------------------    -------------------------

     Adjustments to reconcile net income (loss)
       to cash used in operations:
            Contributed services                                  23,342                         16,673
            Contributed rent
     Changes in operating assets and liabilities:
            Accounts receivable                                   (1,086)
            Other current assets                                                                    -
            Accounts payable                                         780                          2,432
            Accrued expenses                                     (41,186)                        37,004
            Other current liabilities                               -                               -
                                                  --------------------------    ------------------------

            Net cash provided by (used in)
                operating activities                             (93,653)                        (9,078)
                                                  --------------------------    ------------------------

Investing Activities:                                               -                               -
                                                  --------------------------    -------------------------

Financing activities:
            Common stock issued December 12, 2002               100,473                             -
            Common stock issued to related party                    -                               100
            Cash received from Jeff A Jones D/B/A A&Z Golf          -                             2,347
            Cash received from receivable purchase                  -                            15,262
                                                  -------------------------     -------------------------

            Net cash provided by (used in)
                financing activities                            100,473                          17,709
                                                  -------------------------     -------------------------

Net increase (decrease) in cash                                   6,820                           8,631

Cash, beginning of year                                           8,631                             -
                                                  --------------------------    -------------------------

Cash, end of year                                 $              15,451         $                 8,631
                                                  ==================            =========================
Supplemental Disclosures Of Non-Cash Financing and Investing Activities:

Assets acquired in exchange for common stock      $                 -           $                15,262
                                                  ====================          =========================
                                See accountants' audit report and notes to financial statements.


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones D/B/A A And Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Flagstick Ventures, Inc. ("Flagstick" or "the Company") was incorporated on April 4,2001 under the laws of the state of Delaware. The Company's fiscal year end was changed from August 31, to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 100 shares to Jeff Arther Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On June 5, 2001 Flagstick issued 2,000,000 shares to Jeff Arther Jones in exchange for certain receivables purchased from Jeff A.Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement.

Flagstick's activities have been devoted primarily to the wholesaling of golf equipment.

BASIS OF PRESENTATION

As noted above, Flagstick acquired certain receivables of A and Z Golf on June 5, 2001. Prior to that date, sales and purchases activities were still being conducted under A and Z Golf.Such activities (excluding the sales and purchases that gave rise to the receivables purchased) have been presented in Flagstick's statement of operations for the period from April 4, 2001(date of inception) to March 31, 2002, in order to provide a full year of activities for Flagstick. There were no material activities for the period from April 1, 2001 to April 4, 2001.

Certain expenses relating to A and Z Golf, such as payroll and payroll related expenses, professional fees and rent were imputed on Aand Z Golf's statement of operations and are deemed capital contributions. These adjustments were made so that A and Z Golf's statement of operations is consistent with Flagstick's for comparative purposes.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Flagstick include the accounts of Flagstick and its wholly-owned subsidiary, A&Z Golf Corp. after elimination of all inter-company balances and transactions.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at March 31, 2003 and March 31, 2002.

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

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral.Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of March 31, 2003 and March 31, 2002. The accounts receivable balances were $5,691 and $0 as of March 31, 2003 and March 31, 2002, respectively.

REVENUE RECOGNITION

The companies recognize revenue upon delivery of the goods, in accordance with SAB 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

Flagstick's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated deficit at March 31, 2003 and March 31, 2002 amounted to ($140,690) and ($65,187), respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

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

NOTE 3 - DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $140,163 that may be offset against future taxable income. Such amount excludes A and Z Golf's activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick's statement of operations for the period ended March 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The deferred tax assets, liabilities and valuation allowances as of March 31, 2003 consist of the following:

                                                          March 31, 2003
                                                       ----------------------
Deferred tax assets arising form net operating losses  $         140,163
Less: Valuation allowance                                      (140,163)
                                                       ----------------------
Net Deferred tax liability                                          -
                                                       ----------------------
Net Deferred Tax Assets                                $            -
                                                       ======================

NOTE 4- ACCRUED EXPENSES

Accrued expenses of Flagstick as of March 31, 2003 and March 31, 2002 consisted of the following:

                                                       March         March
                                                       31, 2003      31, 2002
                                                       ------------ ----------

Accrued rent expenses                                  $    750     $    3,000
Accrued payroll                                               -         10,004
Accrued professional fees                                     -         28,932
                                                       ------------ ----------
Total accrued expenses                                 $    750     $   41,936
                                                       ============ ==========


NOTE 5 - OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the period ended March 31, 2003 and March 31, 2002 amounted to $3,000 and $3,000, respectively.

NOTE 6 - STOCKHOLDER'S EQUITY

Flagstick issued 2,000,100 restricted shares of the Company's common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.00763 per share for a total of $15,262.

On December 12, 2002, in consummation of the offering, the Company issued an aggregate of 2,544,129 shares at a price of $0.05 per share; and, paid expenses (including professinal fees) aggregating $77,586. Accordingly, thereby the Company received $49,620 from the offering.

NOTE 7 - EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones' services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2002 to March 31, 2003 and April 1, 2001 to March 31, 2002 amounted to $39,813 and $40,015 respectively.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreement with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT

Our director(s), executive officer(s) and other key employee(s),and their ages, as of June 30, 2003 are as follows:

Name              Age      Positions held with Us                       Since
- ----              ---             ----------------------              -----

Jeff Jones        31       CEO, President and Director          April 4, 2001

         Our director is currently serving a term of office until the next annual meeting of shareholders and until his successors are duly elected and qualified, or until he resigns or is removed.

         Mr. Jones does not devote his full time to the management of our business operations.

         The following represents a summary of the business history of our director and executive officer for the last five years:

         Prior to founding A and Z Golf in April of 1999 as a sole proprietorship, Mr. Jones was an Assistant Golf Professional. During the last five years, Mr. Jones has served and continues to serve as Assistant Golf Professional at Golden Gate Country Club, Naples, Florida and as Tournament Director for Pine Lake Golf Club, Mt. Gilead, Ohio. His experience includes pro shop operations management, tournament organization and instruction. His skills include merchandising, personnel management, budget and inventory control.

         During the past five years none of our directors, executive officers, promoters or control persons were:

         (1) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

         The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2003 and 2002. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

                           Summary Compensation Table
                                                        Long-Term Compensation
                                                        ----------------------
                                                                Shares of
                           Annual Compensation(1)             Common Stock
                                       Other Annual               Underlying
Name and Position     Year   Salary($) Compensation ($)            Options (#)
-----------------     ----   ------     -----------                 ---------

Jeff Jones, CEO(1)    2003   $39,813         $   -                     -
                      2002   $40,015         $   -                      -
--------------
(1) Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones' services were donated to A & Z Golf Corp. and the value of those services which amounted to pproximately $16,673, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2002 to March 31, 2003 and April 1, 2001 to March 31, 2002 amounted to $39,813 and $40,015 respectively.


Mr. Jones presently serves as our CEO and President. However, we do not pay Mr. Jones a salary. Commencing September 1, 2001, our subsidiary has paid him $3,000 per month. Prior to September 2001, Mr. Jones' services were donated.

Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

There are no written employment contracts or agreements between us and any of our directors and officers. Our subsidiary, A & Z Golf Corp. and Mr. Jones have an unwritten understanding that provides that Mr. Jones is to be compensated at a rate of $3,000 per month. This agreement is cancelable by either party upon 30 days written notice.

We do no have any employee stock option or other benefit plans.

Directors' Compensation

        All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof. As of the date of this Prospectus, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Our board of directors does not have an audit or any other committee.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                               Number of
                            Shares of Common
                            Stock Beneficially
                                  Owned               Percentage of Shares
Name of Beneficial Owner                                Beneficially Owned
-----------------------     -------------------        -------------------
Jeff Arthur Jones (1)              2,000,100                     44.0%
Joseph Sierchio(2)                   430,676                      9.5%
All directors and officers (1
person)                            2,000,100                     44.0%

---------------------------------------------------------------------------
          (1) The address of each of our officers listed in the table is in care of Flagstick Ventures, Inc., 2394 41st Street, Naples, Florida 34116.
          (2) The address for Mr. Sierchio is 845 Third Avenue, New York, New York 10022. Mr. Sierchio is a member of Eiseman Levine Lehrhaupt & Kakoyiannis PC, our legal counsel,


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than as described below, we have not entered into any transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest.

        We were organized by our President and sole director for the purpose of acquiring and operating the business which he had been operating as a sole proprietorship. We acquired the business from Mr. Jones on June 5, 2001 in exchange for 2,000,000 shares. The shares were issued in exchange for receivables that originated from Mr. Jones' sole proprietorship valued at $.00763 per share for a total of $15,262.

         We currently occupy space in the residence of our President, Jeff Jones, on a month-to month basis, at a cost of $250 per month. We are currently provided with access to computer, telephone, fax, copy and other business services without cost on equipment owned by Mr. Jones. Mr. Jones has agreed to continue providing us with our current business equipment access to which is included in our $250 monthly charge.

         In December 2002, we completed an offering that was registered under the Securities and Exchange Act of 1933, as amended. Eiseman, Levine, Lehrhaupt & Kakoyiannis PC served as corporate counsel and they were paid approximately $45,000 for legal services, including services rendered in connection with our registration statement and general corporate matters. Mr. Joseph Sierchio is a member of Eisman, Levine, Lehrpaupt & Kakoyiannis PC. Mr. Sierchio subscribed for 430, 676 shares at $0.05 per share, in the aforementioned offering, the payment of which was made through the conversion of an outstanding debt to Mr. Sierchio's prior legal firm.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K.

None

ITEM 14.    CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed,summarized and reported within the time periods specified in Securitiesand Exchange Commission rules and forms. (b) Changes in internal controls. The CEO and CFO have concluded there were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. 30

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     FLAGSTICK VENTURES, INC.
Dated:  July 14, 2003


                                          By:      /S/  "Jeff Arthur Jones"
                                                  -------------------------
                                                    Name: Jeff Arthur Jones
                                                    Title:President and Chief
                                                    Financial Officer


                                   SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     FLAGSTICK VENTURES, INC.

Dated:  July 14, 2003

                                              By:      /S/  "Jeff Arthur Jones"
                                                  ---------------------------
                                                     Name: Jeff Arthur Jones
                                                     Title:President, Chief
                                                          Financial Officer and
                                                                Sole Director

                    Certification of Chief Executive Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Jeff Arthur Jones, certify that:
1. I have reviewed this annual report on Form 10-KSB o Flagstick Ventures, Inc. (Flagstick);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Flagstick as of, and for, the periods presented in this annual report;
4. Flagstick's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Flagstick and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Flagstick, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of Flagstick's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Flagstick's other certifying officer and I have disclosed, based on our most recent evaluation, to Flagstick's auditors and the audit committee of Flagstick's board of directors: a. all significant deficiencies in the design or operation of internal controls which could adversely affect Flagstick's ability to record, process, summarize and report financial data and have identified for Flagstick's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in Flagstick's internal controls; and 6. Flagstick's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: July 14, 2003                           /s/  "JEFF ARTHUR JONES"

                                                   Jeff Arthur Jones
                                                   President and Sole Director

                    Certification of Chief Financial Officer
                         Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

I, Jeff Arthur Jones, certify that:
1. I have reviewed this annual report on Form 10-KSB of Flagstick Ventures, Inc. (Flagstick);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge,
the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Flagstick as of, and for, the periods presented in this annual report.
4. Flagstick's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Flagstick and we have: a. designed such disclosure controls and procedures to ensure that material information relating to Flagstick, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b. evaluated the effectiveness of Flagstick's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. Flagstick's other certifying officer and I have disclosed, based on our most recent evaluation, to Flagstick's auditors and the audit committee of Flagstick's board of directors: a. all significant deficiencies in the design or operation of internal controls which could adversely affect Flagstick's ability to record, process, summarize and report financial data and have identified for Flagstick's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in Flagstick's internal controls; and
6. Flagstick's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: July 14, 2003                   /s/  "JEFF ARTHUR JONES"
                                             Jeff Arthur Jones
                                             President and
                                            Chief Financial Officer