Form 10QSB
period 2003-06-30
FLAGSTICK VENTURES INC
filed 2003-08-20
CIK 1165320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-QSB
                           --------------------------

(Mark One)
|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___________

              Commission file number:  333-82580
                                       ---------

                            FLAGSTICK VENTURES, INC.
             (Exact name of Registrant as specified in its charter)
                              --------------------

               Delaware                                  59-3733133
    (State or other Jurisdiction of               (IRS Employer I.D. No.)
    Incorporation or organization)
                           ---------------------------

                              2394 41st Street S.W.
                              Naples, Florida 34116
                                 (941) 352-7883
 (Address, including zip code, and telephone and facsimile numbers, including area code, of registrant's executive offices)
                           ---------------------------

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes    [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 2003: 4,544,229 shares of common stock,
                                      $.001 par value per share.

                            FLAGSTICK VENTURES, INC.

                                   FORM 10-QSB


                                      INDEX



PART I   FINANCIAL INFORMATION.............................................3

Item 1.  Financial Statements
         Report of Public Accountants......................................3
         Consolidated Balance Sheet........................................4
         Consolidated Statement of Operations..............................5
         Consolidated Statements of Shareholders' Equity...................6
         Statement of Cash Flows...........................................7
         Notes to Financial Statements.....................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation........12

Item 3.  Controls and Procedures..........................................15


PART II  OTHER INFORMATION................................................15

Item 1.  Legal Proceedings................................................15
Item 2.  Changes in Securities and Use of Proceeds........................15
Item 3.  Defaults Upon Senior Securities..................................15
Item 4.  Submission of Matters to a Vote of Security Holders..............15
Item 5.  Other Information................................................15
Item 6.  Exhibits and Reports on Form 8-K.................................15

SIGNATURE PAGE                                                            16

                             Richard M. Prinzi, Jr.
                           Certified Public Accountant
                                 8403 7th Avenue
                               Brooklyn, NY 11228
                              Phone (718) 748-2300


INDEPENDENT ACCOUNTANT REVIEW REPORT

To the Board of Directors and Stockholders
Flagstick Ventures, Inc. And Subsidiary Jeff Jones D/B/A
A and Z Golf (Predecessor)
2394 41 Street S.W.
Naples, FL 34116

I have reviewed the accompanying balance sheet of Flagstick Ventures, Inc. and Subsidiary as of June 30,2003 and 2002 and the related statements of operations for the three month period ended June 30, 2003 and 2002, and statements of stockholders' equity and cash flows for the three month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

The June 30, 2003 and 2002 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Brooklyn, NY
August 15, 2003


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                     June 30,       June 30,
                                                                       2003           2002
                                                                   (Unaudited)     (Unaudited)
Current Assets:
       Cash                                                             $  5,526       $  4,517
       Accounts receivable                                                 6,797         26,390
       Other current assets                                                    -              -

             Total current assets                                         12,323         30,907

             Total assets                                               $ 12,323       $ 30,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                                 $  6,257       $ 27,201
       Accrued expenses                                                                  52,901
                                                                          11,400

             Total liabilities                                            17,657         80,102

Stockholders' equity
       Common stock, $0.0001 par value, 50,000,000 shares
             authorized, 4,544,299 shares issued and outstanding             454            200
             at June 30, 2003
       Additional paid-in capital                                        155,243         31,682
       Retained earnings                                               (161,031)       (81,077)

             Total stockholders' equity                                  (5,334)       (49,195)

             Total liabilities and stockholders' equity                 $ 12,323        $30,907

=================================================================================================================================



                      See notes to financial statements.



                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED
                                                                  June 30,
                                                             2003            2002
                                                         (Unaudited)      (Unaudited)

Commission revenue                                            $  21,664      $  36,377

Cost of sales                                                    20,891         24,976

Gross profit                                                        773         11,401

General and administrative expenses
      Payroll and related expenses                                9,900         10,294
      Professional fees                                           8,711         15,698
      Rent                                                          750            750
      Other general and administrative expenses                   1,754            549

          Total expenses                                         21,115         27,291

Income (loss) from operations                                $ (20,342)     $ (15,890)

Loss per share - basic and diluted                           $ (0.0045)     $ (0.0079)

Weighted average common shares outstanding -
     basic and diluted                                 ================  =============
                                                              4,544,229      2,000,100

=================================================================================================================================


                             See notes to financial statements.




                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                            Additional
                                                  Common Stock                paid-in         Retained
                                             Shares          Par Value        capital         earnings           Total

Balances at April 1, 2003                     4,544,229          $   454              $                 $                 $
                                                                                155,243         (140,689)            15,008

Net income (loss)
                                                      -                -              -          (20,342)          (20,342)

                                                                                                                          $
Balances at June 30, 2003                     4,544,229          $   454      $ 155,243      $  (161,031)           (5,334)


=================================================================================================================================

                                                                            Additional
                                                  Common Stock                paid-in         Retained
                                             Shares          Par Value        capital         earnings           Total

Balances at April 1, 2002                                        $   200       $ 31,682                 $                 $
                                              2,000,100                                          (65,187)          (33,305)

Net income (loss)
                                                      -                -              -          (15,890)          (15,890)

                                                                                      $                 $
Balances at June 30, 2002                     2,000,100          $   200         31,682          (81,077)        $ (49,195)


=================================================================================================================================


                       See notes to financial statements.


                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three months ended June 30,
                                                                           2003           2002
                                                                       (unaudited)     (unaudited)
Operating activities:

       Net Loss                                                       $   (20,342)       $ (15,890)


       Adjustments to reconcile net income (loss) to cash used in operations:

       Changes in operating assets and liabilities:
                  Accounts receivable                                        (5,710)       (26,390)
                  Other current assets                                           -             -
                  Accounts payable                                             5,477         24,769
                  Accrued expenses                                            10,650         13,397

                        Net cash used in operating activities                (9,925)        (4,114)

Investing activities:                                                          -              -

Financing activities:                                                          -              -

Net increase (decrease) in cash                                              (9,925)        (4,114)

Cash, beginning of period                                                     15,451          8,631

Cash, end of period                                                         $  5,526       $  4,517

=================================================================================================================================

                             See notes to financial statements.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at June 30, 2003 and June 30, 2002.

FAIR VALUE OF FINANCIAL STATEMENTS

SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosures of the fair value of financial instruments. Flagsticks' financial instruments, including cash, accounts payable, and accrued professional fees are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Sine inception, Flagstick and its predecessor derived substantially all of its revenue from one customer.

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral.Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of June 30, 2003 and June 30, 2002. The accounts receivable balances were $6,797 and $26,970 as of June 30, 2003 and June 30, 2002, respectively.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

Flagstick's consolidated financial statements have been prepared on a going concern basis,which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated earnings (deficit) at June 30, 2003 and June 30, 2002 amounted to ($161,031) and ($81,077), respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

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

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN CONSIDERATIONS (CONTINUED)

Flagstick's consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should Flagstick be unable to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 3 - DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $161,031 that may be offset against future taxable income. Such amount excludes A and Z Golf's activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick's statement of operations for the period ended March 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

The deferred tax assets, liabilities and valuation allowances as of June 30, 2003 consist of the following:



                                                                 June 30, 2003
                                                             -----------------
                                                             -----------------

       Deferred tax assets arising from net operating losses         $  61,192
       Less:  Valuation allowance                                      (61,192)
                                                             -----------------
                                                             -----------------

            Net deferred tax liabilities                            $ -
                                                             -----------------
                                                             -----------------

            Net deferred tax assets                                 $ -
                                                             -----------------

NOTE 4- ACCRUED EXPENSES

Accrued expenses of Flagstick as of June 30, 2003 and June 30, 2002 consisted of the following:

                                                    June 30,
                                            2003                 2002

       Accrued professional fees        $   1,500           $   32,373
       Accrued rent expenses                                     3,750
                                              -
       Accrued payroll                      9,900               16,778

            Total accrued expenses     $   11,400           $   52,901

                                       ==============      ===============
NOTE 5 - OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the periods ended June 30, 2003 and June 30, 2002 amounted to $750.

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

                      Flagstick Ventures, Inc. & Subsidiary
                   Jeff Jones d/b/a A and Z Golf (Predecessor)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones' services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2003 to June 30, 2003 amounted to $9,900, which was accrued as of June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

         The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the three months ended June 30, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

           RESULTS OF OPERATIONS FOR THE QUARTERS AND THE THREE MONTHS
                          ENDED JUNE 30, 2003 AND 2002

        For the three month period ended June 30, 2003, revenues generated from the wholesale business decreased by $14,713 or 40% from $36,377 for the three month period ended June 30, 2002 to $21,664 for the three month period ended June 30, 2003. The decrease in revenues can be attributed to a reduction in orders from our client. We incurred a net loss of $20,342 for the three month period ended June 30, 2003 as compared to a net loss of $15,890 for the three month period ended June 30, 2002.

         Given the volume of purchases we make, it is difficult to improve our cost of sales. Our product costs are directly affected by our volume. We anticipate that as we grow, our suppliers' relationships, purchase levels and our gross profit margin should improve.

          We expect that the wholesale business will generate the majority, if not all, of our revenue in our fiscal year 2004.

         Our general and administrative expenses for the three month period ended June 30, 2003 were $21,115 as compared to the general and administrative expenses of $27,291 for the three month period ended June 30, 2002. This 23% decrease in general and administrative expenses can be attributed to the decrease in professional fees incurred by us.Such professional fees were $8,711 for the three month period ended June 30, 2003, as compared to $15,698 for the three month period ended June 30, 2002. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2.

         Accrued expenses of Flagstick as of June 30, 2003 and June 30, 2002 consisted of the following:

                                               June 30,
                                         2003           2002

       Accrued professional fees       $  1,500       $  32,373
       Accrued rent expenses                             3,750
                                           -
       Accrued payroll                   9,900          16,778

            Total accrued expenses    $ 11,400       $  52,901

                                     ===========     ============
LIQUIDITY AND CAPITAL RESOURCES

         Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

        At June 30, 2003 we had a cash position of $5,526. We believe that over the next twelve months, our operations will be sustained by our cash flow from operations and capital financing. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

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

         As of June 30, 2003, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer, director and shareholder.

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

ITEM 3 - CONTROLS AND PROCEDURES

         We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2003.Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

         During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         We have investments, not material in amount, in certain unconsolidated entities. Since we do not control these entities, our disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

         Not Applicable.

Item 3. Defaults Upon Senior Securities.

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5. Other Information.

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

             EXHIBIT
             NUMBER          DESCRIPTION
          -------------- --------------------------------------------

               31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

               32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

-------
*        Filed herewith.

         (b) Reports on Form 8-K.

         Not Applicable.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    August 14, 2003

                                FLAGSTICK VENTURES, INC.


                                By: /s/ "Jeff Arthur Jones"
                                ---------------------------
                                Name: Jeff Arthur Jones
                                Title:   Chief Executive Officer, President and
                                        Principal Financial Officer

                                  EXHIBIT INDEX


             EXHIBIT
             NUMBER          DESCRIPTION
          -------------- --------------------------------------------



               31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

               32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

-------

*        Filed herewith.

                                                               Exhibit 31.1
                                  CERTIFICATION

I, Jeff Arthur Jones, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Flagstick Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

           a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003
                          /s/ "Jeff Arthur Jones"
                          -----------------------
                          Jeff Arthur Jones
                          Chief Executive Officer, President and
                          Principal Financial Officer

                                                             Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-QSB of Flagstick Ventures, Inc. (the "Company"), for the quarterly period ended June 30, 2003,as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff Arthur Jones, Chief Executive Officer, President and Principal Financial Officer of the Company, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify, to my knowledge that:

         (1)      The Report fully complies with the  requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 15 U.S.C.78m(a) or 780(d)); and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/ "Jeff Arthur Jones"
 -----------------------
Jeff Arthur Jones
Chief Executive Officer, President and Principal Financial Officer

Dated: August 14, 2003


A signed original of this written statement required by Section 906 has been provided to Flagstick Ventures, Inc.and will be retained by Flagstick Ventures, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.