Form 10QSB
period 2003-09-30
FLAGSTICK VENTURES INC
filed 2003-11-07
CIK 1165320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 333-82580

FLAGSTICK VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-3733133
(State or other Jurisdiction of Incorporation or organization)	(IRS Employer I.D. No.)

2394 41st Street S.W.

Naples, Florida 34116

(941) 352-7883

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 3, 2003: 4,544,229 shares of common stock, $.001 par value per share.

FLAGSTICK VENTURES, INC.

FORM 10-QSB

Richard M. Prinzi, Jr.

Certified Public Accountant

8403 7th Avenue

Brooklyn, NY 11228

Phone (718) 748-2300

INDEPENDENT ACCOUNTANT REVIEW REPORT

To the Board of Directors and Stockholders

Flagstick Ventures, Inc. And Subsidiary Jeff Jones D/B/A A and Z Golf (Predecessor)

2394 41 Street S.W.

Naples, FL 34116

I have reviewed the accompanying balance sheet of Flagstick Ventures, Inc. and Subsidiary as of September 30, 2003 and 2002 and the related statements of operations for the six month period ended September 30, 2003 and 2002, and statements of stockholders’ equity and cash flows for the six month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The September 30, 2003 and 2002 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RICHARD PRINZI, JR.

Brooklyn, NY

October 29, 2003

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	September 30, 2002
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$298	$4,517
Accounts receivable	5,907	2,275

Total current assets	6,205	6,766

Total assets	$6,205	$6,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,921	$6,862
Accrued expenses	19,885	59,570

Total liabilities	24,806	66,432

Stockholders’ equity
Common stock, $0.0001 par value, 50,000,000 shares authorized, 4,544,299 shares issued and outstanding at September 30, 2003	454	200
Additional paid-in capital	155,243	35,016
Retained earnings	(174,297)	(94,882)

Total stockholders’ equity	(18,601)	(59,666)

Total liabilities and stockholders’ equity	$6,205	$6,766

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Commission revenue	$37,608	$55,542
Cost of sales	35,368	43,005

Gross profit	2,240	12,537

General and administrative expenses
Payroll and related expenses	19,800	20,296
Professional fees	12,211	19,623
Rent	1,500	1,500
Other general and administrative expenses	3,339	813

Total expenses	35,849	42,232

Income (loss) from operations	$(33,609)	$(29,695)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	4,544,229	2,000,100

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings
	Shares	Par Value			Total
Balances at April 1, 2003	4,544,229	$454	$155,243	$(140,689)	$15,008
Net income (loss)	—	—	—	(33,609)	(33,609)

Balances at September 30, 2003	4,544,229	$454	$155,243	$(174,298)	$(18,601)

	Common Stock		Additional paid-in capital	Retained earnings
	Shares	Par Value			Total
Balances at April 1, 2002	2,000,100	$200	$31,682	$(65,187)	$(33,305)
Capital Contribution – Imputed Salary	—	—	3,334	—	3,334
Net income (loss)	—	—	—	(29,695)	(29,695)

Balances at September 30, 2002	2,000,100	$200	$35,016	$(94,882)	$(59,666)

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2003	2002
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(33,609)	$(29,695)

Adjustments to reconcile net income (loss) to cash used in operations:
Contributed services		3,334
Changes in operating assets and liabilities:
Accounts receivable	(214)	(2,275)
Accounts payable	4,140	4,430
Accrued expenses	19,135	20,066

Net cash used in operating activities	(10,548)	(4,140)

Investing activities:	—	—

Financing activities:	—	—

Net increase (decrease) in cash	(10,548)	(4,140)

Cash, beginning of period	10,846	8,631

Cash, end of period	$298	$4,491

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

Flagstick Ventures, Inc. (“Flagstick” or “the Company”) was incorporated on April 4, 2001 under the laws of the state of Delaware. The Company’s fiscal year end was changed from August 31, to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 100 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On June 5, 2001 Flagstick issued 2,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement.

Flagstick’s activities have been devoted primarily to the wholesaling of golf equipment.

BASIS OF PRESENTATION

As noted above, Flagstick acquired certain receivables of A and Z Golf on June 5, 2001. Prior to that date, sales and purchases activities were still being conducted under A and Z Golf. Such activities (excluding the sales and purchases that gave rise to the receivables purchased) have been presented in Flagstick’s statement of operations for the period from April 4, 2001 (date of inception) to March 31, 2002, in order to provide a full year of activities for Flagstick. There were no material activities for the period from April 1, 2001 to April 4, 2001.

Certain expenses relating to A and Z Golf, such as payroll and payroll related expenses, professional fees and rent were imputed on A and Z Golf’s statement of operations and are deemed capital contributions. These adjustments were made so that A and Z Golf’s statement of operations is consistent with Flagstick’s for comparative purposes.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at September 30, 2003 and September 30, 2002.

FAIR VALUE OF FINANCIAL STATEMENTS

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosures of the fair value of financial instruments. Flagsticks’ financial instruments, including cash, accounts payable, and accrued professional fees are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Sine inception, Flagstick and its predecessor derived substantially all of its revenue from one customer.

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of September 30, 2003 and September 30, 2002. The accounts receivable balances were $5,906 and $2,275 as of September 30, 2003 and September 30, 2002, respectively.

REVENUE RECOGNITION

The companies recognize revenue upon delivery of the goods, in accordance with SAS 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles.

NET LOSS PER COMMON SHARE

Flagstick computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

INCOME TAXES

Flagstick utilizes Statement of Financial Standards SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2 – GOING CONCERN CONSIDERATIONS

Flagstick’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated earnings (deficit) at September 30, 2003 and September 30, 2002 amounted to ($174,297) and ($94,882), respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

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

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN CONSIDERATIONS (CONTINUED)

Flagstick’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should Flagstick be unable to continue as a going concern.

The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainties described above.

NOTE 3 – DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $173,770 that may be offset against future taxable income. Such amount excludes A and Z Golf’s activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick’s statement of operations for the period ended September 30, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

The deferred tax assets, liabilities and valuation allowances as of September 30, 2003 consist of the following:

September 30, 2003
Deferred tax assets arising from net operating losses	$173,770
Less: Valuation allowance	(173,770)

Net deferred tax liabilities	$—

Net deferred tax assets	$—

NOTE 4 – ACCRUED EXPENSES

Accrued expenses of Flagstick as of September 30, 2003 and September 30, 2002 consisted of the following:

	September 30,
	2003	2002
Accrued professional fees	$—	$32,373
Accrued rent expenses	500	3,750
Accrued payroll	19,385	23,342
Accrued payroll	—	105

Total accrued expenses	$19,885	$59,570

NOTE 5 – OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the periods ended September 30, 2003 and September 30, 2002 amounted to $1,500.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDER’S EQUITY

Flagstick issued 2,000,100 restricted shares of the Company’s common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.00763 per share for a total of $15,262.

On December 12, 2002, the Company issued 2,544,129 shares of common stock for net proceeds of $100,473.

NOTE 7 – EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2003 to September 30, 2003 and September 30, 2002 amounted to $ 19,800 and $20,296, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the six months ended September 30, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

In General

Flagstick Ventures, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name “A and Z Golf.” We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001, in exchange for 2,000,000 shares of our common stock. See footnote 6 of our Consolidated Financial Statements. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

Through A & Z Golf Corp. we are engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal is to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy is to avail ourselves of our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers.

We have filed a registration statement with the US Securities and Exchange Commission registering 3,000,000 shares for sale at $0.05 per share. The registration statement was declared effective on August 14, 2002. We closed the offering on December on December 12, 2002 having sold an aggregate of 2,544,129 shares for total proceeds of $100,473.

RESULTS OF OPERATIONS FOR THE QUARTERS AND THE SIX MONTHS

ENDED SEPTEMBER 30, 2003 AND 2002

For the six month period ended September 30, 2003, revenues generated from the wholesale business decreased by $17,934 or 32% from $55,542 for the six month period ended September 30, 2002 to $37,608 for the six month period ended September 30, 2003. The decrease in revenues can be attributed to a reduction in orders from our sole client. We incurred a net loss of $33,609 for the six month period ended September 30, 2003 as compared to a net loss of $29,695 for the six month period ended September 30, 2002.

Given the volume of purchases we make, it is difficult to improve our cost of sales. Our product costs are directly affected by our volume. We anticipate that as we grow, our suppliers’ relationships, purchase levels and our gross profit margin should improve.

We expect that the wholesale business will generate the majority, if not all, of our revenue in our fiscal year 2004.

Our general and administrative expenses for the six month period ended September 30, 2003 were $35,849 as compared to the general and administrative expenses of $42,232 for the six month period ended September 30, 2002. This 15% decrease in general and administrative expenses can be attributed to the decrease in professional fees incurred by us. Such professional fees were $11,211 for the six month period ended September 30, 2003, as compared to $19,623 for the six month period ended September 30, 2002. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2.

Accrued expenses of Flagstick as of September 30, 2003 and June 30, 2002 consisted of the following:

	September 30,
	2003	2002
Accrued professional fees	$—	$32,373
Accrued rent expenses	500	3,750
Accrued payroll	19,385	23,342
Accrued payroll	—	105

Total accrued expenses	$19,885	$59,570

LIQUIDITY AND CAPITAL RESOURCES

Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

At September 30, 2003 we had a cash position of $298. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

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

Although we did not raise a significant amount of funds in the offering, we believe that by becoming a reporting issuer or a “public” company, we will be in a better position to implement our expansion strategy and to effect public debt financings in the future.

No portion of the proceeds of the offering was paid to officers, directors and/or any of their respective affiliates as compensation for the offer and sale of the shares.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund its financing needs by issuance of debt and equity. Our management has been exploring a number of other options to meet the Company’s obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance financing will be available or accessible on reasonable terms.

We may engage in a combination with another business. We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

Our failure to generate revenues and conduct operations since its inception raises substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and we currently have inadequate capital to fund our business strategies. We may be unable to raise the funds necessary for implementing all of its business strategies, which could severely limit its operations.

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

We compete with a large number of manufacturers’ representatives, distributors and other wholesalers. Most of our competitors are larger than we are and may have substantially greater resources. In addition, many of our competitors may be able to operate more efficiently than we can.

As of September 30, 2003, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer, director and shareholder.

Forward Looking Statements

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. These types of statements are included in the section entitled “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These statements are further qualified by reference to the risks associated with our business as more fully set forth in our registration statement under the heading “RISK FACTORS.”

ITEM 3 – CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

PART II – OTHER INFORMATION

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

Date: November 3, 2003

FLAGSTICK VENTURES, INC.

By:	/s/ JEFF ARTHUR JONES

Name:	Jeff Arthur Jones
Title:	Chief Executive Officer, President and Principal Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.