Form 10QSB
period 2003-12-31
FLAGSTICK VENTURES INC
filed 2004-02-13
CIK 1165320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 11, 2004: 4,544,229 shares of common stock, $.001 par value per share.

FLAGSTICK VENTURES, INC.

FORM 10-QSB

Richard M. Prinzi, Jr.

Certified Public Accountant

8403 7th Avenue

Brooklyn, NY 11228

Phone (718) 748-2300

INDEPENDENT ACCOUNTANT REVIEW REPORT

To the Board of Directors and Stockholders

Flagstick Ventures, Inc. And Subsidiary Jeff Jones D/B/A A and Z Golf (Predecessor)

2394 41 Street S.W.

Naples, FL 34116

I have reviewed the accompanying balance sheet of Flagstick Ventures, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related statements of operations for the nine month period ended December 31, 2003 and 2002, and statements of stockholders’ equity and cash flows for the nine month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

The December 31, 2003 and 2002 financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RICHARD PRINZI, JR.

Brooklyn, NY January 23, 2004

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$60	$3,911
Accounts receivable	5,954	50,027

Total current assets	6,014	53,938

Total assets	$6,014	$53,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,512	$5,370
Accrued expenses	29,785	27,197

Total liabilities	38,297	32,567

Stockholders’ equity
Common stock, $0.0001 par value, 50,000,000 shares authorized, 4,544,299 shares issued and outstanding at December 31, 2003 and 2002	454	454
Additional paid-in capital	155,243	145,239
Retained earnings	(187,980)	(124,322)

Total stockholders’ equity	(32,283)	21,371

Total liabilities and stockholders’ equity	$6,014	$53,938

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Commission revenue	$41,593	$58,692
Cost of sales	39,168	46,083

Gross profit	2,425	12,609

General and administrative expenses
Payroll and related expenses	29,756	30,300
Professional fees	13,711	38,102
Rent	2,250	2,250
Other general and administrative expenses	3,999	1,092

Total expenses	49,716	71,744

Income (loss) from operations	$(47,291)	$(59,135)

Loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	4,544,229	4,009,553

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Total
	Shares	Par Value
Balances at April 1, 2003	4,544,229	$454	$155,243	$(140,689)	$15,008
Net income (loss)	—	—	—	(47,291)	(47,291)

Balances at December 31, 2003	4,544,229	$454	$155,243	$(187,980)	$(32,283)

	Common Stock		Additional paid-in capital	Retained earnings	Total
	Shares	Par Value
Balances at April 1, 2002	2,000,100	$200	$31,682	$(65,187)	$(33,305)
Capital Contribution – Imputed Salary	—	—	13,338	—	13,338
Capital Stock Issued December 12, 2002	2,544,129	254	100,219	—	100,473
Net income (loss)	—	—	—	(59,135)	(59,135)

Balances at December 31, 2002	4,544,229	$454	$145,239	$(124,322)	$21,371

See notes to unaudited financial statements.

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2003	2002
	(unaudited)	(unaudited)
Operating activities:
Net Loss	$(47,291)	$(59,135)

Adjustments to reconcile net income (loss) to cash used in operations:
Contributed services		13,338
Changes in operating assets and liabilities:
Accounts receivable	(263)	(407)
Other current assets		(49,620)
Accounts payable	7,733	2,938
Accrued expenses	29,035	(25,645)

Net cash used in operating activities	(10,786)	(118,531)

Investing activities:	—	—

Financing activities:
Common stock issued	—	113,811

Net cash used in operating activities	—	113,811

Net increase (decrease) in cash	(10,786)	(4,720)

Cash, beginning of period	10,846	8,631

Cash, end of period	$60	$3,911

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at December 31, 2003 and December 31, 2002.

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

ACCOUNTS RECEIVABLE

Flagstick conducts business and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of December 31, 2003 and December 31, 2002. The accounts receivable balances were $5,954 and $50,027 as of December 31, 2003 and December 31, 2002, respectively.

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

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN CONSIDERATIONS

Flagstick’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, accumulated earnings (deficit) at December 31, 2003 and December 31, 2002 amounted to ($187,980) and $(124,322), respectively. These conditions raise substantial doubt as to the ability of Flagstick to continue as a going concern.

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

NOTE 3 - DEFERRED INCOME TAXES

Flagstick has a carry-forward loss for income tax purposes of $187,453 that may be offset against future taxable income. Such amount excludes A and Z Golf’s activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick’s statement of operations for the period ended December 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

The deferred tax assets, liabilities and valuation allowances as of December 31, 2003 consist of the following:

December 31, 2003
Deferred tax assets arising from net operating losses	$56,236
Less: Valuation allowance	(56,236)

Net deferred tax liabilities	$—

Net deferred tax assets	$—

NOTE 4 - ACCRUED EXPENSES

Accrued expenses of Flagstick as of December 31, 2003 and December 31, 2002 consisted of the following:

	December 31,
	2003	2002
Accrued rent expenses	$500	$3,750
Accrued payroll	29,285	23,342
Accrued payroll taxes	—	105

Total accrued expenses	$29,785	$27,197

Flagstick Ventures, Inc. & Subsidiary

Jeff Jones d/b/a A and Z Golf (Predecessor)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the periods ended December 31, 2003 and December 31, 2002 amounted to $2,250.

NOTE 6 - STOCKHOLDER’S EQUITY

Flagstick issued 2,000,100 restricted shares of the Company’s common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.00763 per share for a total of $15,262.

On December 12, 2002, the Company issued 2,544,129 shares of common stock for net proceeds of $100,473.

NOTE 7 - EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. Payroll and payroll related expenses for the period from April 1, 2003 to December 31, 2003 and December 31, 2002 amounted to $29,756 and $30,300, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to those financial statements for the nine months ended December 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Quarterly Report.

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

RESULTS OF OPERATIONS FOR THE QUARTERS AND THE NINE MONTHS

ENDED DECEMBER 31, 2003 AND 2002

For the nine month period ended December 31, 2003, revenues generated from the wholesale business decreased by $17,099 or 29% from $58,692 for the nine month period ended December 31, 2002 to $41,593 for the nine month period ended December 31, 2003. The decrease in revenues can be attributed to a reduction in orders from our sole client. We incurred a net loss of $47,291 for the nine month period ended December 31, 2003 as compared to a net loss of $59,135 for the nine month period ended December 31, 2002.

Given the volume of purchases we make, it is difficult to improve our cost of sales. Our product costs are directly affected by our volume. We anticipate that as we grow, our suppliers’ relationships, purchase levels and our gross profit margin should improve.

We expect that the wholesale business will generate the majority, if not all, of our revenue in our fiscal year 2004.

Our general and administrative expenses for the nine month period ended December 31, 2003 were $49,716 as compared to the general and administrative expenses of $71,744 for the nine month period ended December 31, 2002. This 31% decrease in general and administrative expenses can be attributed to the decrease in professional fees incurred by us. Such professional fees were $13,711 for the nine month period ended December 31, 2003, as compared to $38,102 for the nine month period ended December 31, 2002. Such professional fees consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2 during 2002.

Accrued expenses of Flagstick as of December 31, 2003 and December 31, 2002 consisted of the following:

	December 31,
	2003	2002
Accrued rent expenses	$500	$3,750
Accrued payroll	29,285	23,342
Accrued payroll taxes	—	105

Total accrued expenses	$29,785	$27,197

LIQUIDITY AND CAPITAL RESOURCES

Our auditors have expressed in their report that there is substantial doubt about our ability to continue as a going concern.

At December 31, 2003 we had a cash position of $60. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

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

Our failure to generate operating profits since inception raises substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and we currently have inadequate capital to fund our business strategies. We may be unable to raise the funds necessary for implementing all of its business strategies, which could severely limit our operations.

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

As of December 31, 2003, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer and director.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: February 11, 2004

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