Form 10KSB
period 2004-03-31
FLAGSTICK VENTURES INC
filed 2004-06-22
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

FLAGSTICK VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	333-82580	59-3733133
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer I.D. No.)

2394 41st Street S.W.

Naples, Florida 34116

(941) 352-7883

(Address, including zip code and telephone number of registrant’s executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for most recent fiscal year: $47,015.

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $3,180,162 as of June 15, 2004 based upon the closing price of the Registrant’s common stock reported for June 14, 2004. The number of shares of common stock of the Registrant outstanding as of June 14, 2004 was 22,721,145.

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE FIVE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JUNE 01, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

FLAGSTICK VENTURES, INC.

FORM 10-KSB

TABLE OF C ONTENTS

i

Forward Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-KSB, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-KSB, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “ Risk Factors.”

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Flagstick Ventures, Inc. is a Delaware corporation organized for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship. We acquired the business from Mr. Jones, through our wholly-owned subsidiary, A & Z Golf Corp., on June 5, 2001. Through A & Z Golf Corp., we continue to wholesale golf equipment and accessories to retailers.

Our Products and Services

We currently offer an extensive line of products on a wholesale basis to a retailer. Our intent is to attempt to increase the number of wholesale customers supplied with golf equipment and accessories. We offer a majority of the well-known brands in the golf industry such as Cobra, Yonex, Tommy Armour, Nike, Ping, Spalding and Titleist. We also offer shoes, accessories, and a variety of other products. We obtain most of our products from manufacturers and an extensive network of suppliers, which offers us favorable selection, pricing, quality and quantity terms. We distribute only name brand merchandise, which we believe is a key to maintaining strong relationships with customers. We currently derive 100% of our revenue from the wholesale of golf equipment, merchandise, apparel and accessories. We purchase product on receipt of orders from our client. We ship the ordered product immediately upon purchase. We do not maintain any inventory.

We purchase our products from a network of approximately 20 suppliers and sources. Our suppliers include Classic Golf Center, Dan McMillen, Naples Golf, The Broken Niblick Inc., Advanced Golf Repairs and Rob Harpster Golf Shop. We depend on the ability of our suppliers to provide us with popular, high demand golf equipment, apparel and related merchandise at competitive prices and in sufficient quantities. Many of our smaller suppliers have limited resources, production capacities and operating histories. We have no long term contracts with any of our suppliers. The continued supply of product is dependent upon the relationship that Jeff Jones maintains with our current suppliers and sources. Our business could be harmed if our ability to procure products becomes limited.

We are unable to purchase product directly from many golf equipment manufacturers. Therefore, we are dependent upon our suppliers and sources to provide needed equipment.

Sales & Marketing

We currently spend nothing on sales, marketing or promotion. To date we have not taken any efforts to expand our business. Our sales and marketing efforts rely completely on the activities of and relationships established by Mr. Jeff Jones.

During the next twelve months, we will rely exclusively upon Mr. Jones to maintain sales activity with our sole client. During this period, Mr. Jones will personally attempt to develop new customers and suppliers with existing contacts using mail correspondence, telephone and individual meetings. Mr. Jones is relied upon to provide all sales support. As new products become available from new or existing suppliers, Mr. Jones is solely responsible for making product offerings available to our client and potential new clients. It is possible that Mr. Jones will be unsuccessful in developing a new customer and supplier base. If so, our sales will continue to be dependent on the sales growth of our existing customer over which we have no control.

Customer Service

Customer service and satisfaction are important facets to our success and business strategy. Since 100% of our business is derived from a single repeat customer, we believe that it is important for us to focus on customer service. We believe that high levels of customer service and support are critical to retain and expand our customer base. We monitor orders from the time they are placed through delivery by providing numerous points of electronic, telephone and personal communication to customers. We confirm all orders and shipments by e-mail.

Our Customers

Our current customer base is a single account that contributes 100 percent of our revenue. The loss of this account would materially and adversely affect our ability to continue our operations. We have no long-term contracts or arrangements with any of our customers that guarantee the sales of merchandise for any period.

Our Competitive Business Conditions

We are subject to extensive competition from numerous competitors. Many of our competitors have substantially greater financial, distribution and marketing resources. In addition, many of our competitors may be able to secure products from manufacturers and distributors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability. We believe that our ability to compete depends upon many factors, including:

•	the success of sales and marketing efforts;

•	the performance and reliability of our services;

•	the price of our products; and

•	the effectiveness of our customer service and support efforts.

Our main competitors for the wholesale of golf equipment, apparel and related merchandise are manufacturers’ representatives, distributors, and other wholesalers and websites maintained by online wholesalers of golf products.

We want to offer a competitive source of golf apparel and merchandise. There can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe is necessary. We have no long-term contracts or arrangements with our suppliers that guarantee the availability of merchandise or the continuation of particular pricing practices. Our arrangements with our suppliers typically do not restrict the suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure acquisitions of product in a timely and efficient manner and on acceptable commercial terms. Our ability to obtain favorable terms from reputable suppliers, obtain high quality merchandise from those suppliers and the ability of the suppliers to produce, stock and deliver high quality products to our customers is critical to our success. If we are unable to satisfy any of these elements or we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient variety and quantity of quality merchandise on acceptable commercial terms, our business, operating results and financial condition would be materially and adversely affected.

Employees

We currently have no employees. A & Z Golf Corp., our wholly owned subsidiary, has one employee, Mr. Jeff Jones. Mr. Jones, our sole officer and director, currently manages us and our subsidiary. We look to Mr. Jones for his entrepreneurial skills and talents. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in our company, which would dilute the ownership interest of holders of existing shares of our common stock.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of $211,915 as of March 31, 2004. In addition, we have consumed cash in operating activities of approximately $26,200 and $93,700 for the years ended March 31, 2004 and 2003, respectively. We will require additional funds to sustain and expand our current business, and to begin to implement our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants will issue its report, which will include an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2004. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Since we are in the early stage of development and have a limited operating history, it may be difficult for you to assess our business and future prospects.

We were incorporated on April 4, 2001. Since then, we have limited our activities to organizational and marketing strategy. Because of this limited operating history, our prospects are difficult to predict and must be considered in light of the risks, expenses and problems frequently encountered by companies that are in the early stages of development and that operate in new and rapidly changing markets which are discussed in greater detail in this section.

We will need additional capital, the availability of which is uncertain, to fund our business and complete the implementation of our business plan.

We will require additional financing in order to carry out our business plan. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. There can be no assurance that we will obtain such additional capital on a timely basis, on favorable terms, or at all. If we are unable to generate the required amount of additional capital, our ability to meet our financial obligations and to implement our business plan may be adversely affected.

Our current management does not have experience in managing a public company; this may negatively impact our business operations.

Mr. Jeff Jones is serving as our sole officer and director. Mr. Jones has not had any previous experience managing a public company or a large operating company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations or that our management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity. Any inability to operate our business, manage our growth, comply with the regulatory requirements of a company subject to regulation by governmental agencies such as the Securities & Exchange Commission could reduce the efficiency of our business operations, thereby causing our operating expenses to increase and our operating margins to decrease.

Our management may be unable to effectively integrate our acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

Our future results will depend in part on our success in implementing our growth and acquisition strategy. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely effect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with acquisitions, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations. We have no preliminary agreements or understandings to acquire or be acquired by a company as of the date of this prospectus.

Our future performance is dependent on our ability to retain our president, Mr. Jones, as the loss of his services would adversely affect our ability to operate successfully.

Mr. Jones is serving as our sole officer and director. We will be heavily dependent upon Mr. Jones’ entrepreneurial skills and experience to implement our business plan. This dependence is particularly important in our business, because personal relationships are a critical element of obtaining and maintaining favorable business relationships. Moreover, we do not have an employment agreement with Mr. Jones. Our subsidiary, A & Z Golf Corp. has an unwritten understanding with Mr. Jones regarding his employment that may be terminated by Mr. Jones upon thirty days written notice. As a result, there is no assurance that he will continue to manage our affairs in the future. Nor have we obtained a key man life insurance policy on Mr. Jones. It is possible that both our subsidiary and we could lose the services of Mr. Jones, or Mr. Jones may decide to join a competitor or otherwise compete directly or indirectly with us. This would have a significant adverse effect on our business and could cause the price of our stock to significantly decline as Mr. Jones’ services would be difficult to replace.

Loss of our key customer would have a detrimental affect on our ability to operate our business because that customer represents 100% of our current revenues.

Our primary customer, LiquidGolf Corporation, a golf retailer, currently represents 100 percent of our revenues. The loss of LiquidGolf as a customer would strongly hinder and adversely affect our ability to continue our operations. We have no long-term contracts or arrangements with this customer that guarantee the sales of merchandise for any period.

We may not be able to compete successfully against current and future competitors.

We face substantial competition in our market. We cannot assure you that we will be able to compete successfully or that competitive pressures will not damage our business. Our competitors include:

•	manufacturers representatives, distributors, and other wholesalers; and

•	websites maintained by online wholesalers of golf products.

Most of our competitors are larger than we are and may have substantially greater resources. Moreover, many of our competitors may be able to obtain products on more favorable terms, operate more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Moreover, some online competitors may be able to use the Internet as a marketing medium to reach significant numbers of potential customers more effectively than we can.

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

We desire to offer a competitive source of golf apparel and merchandise. There can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe is necessary. We have no long-term contracts or arrangements with any of our suppliers that guarantee the availability of merchandise or the continuation of particular pricing practices. Our arrangements with our suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure acquisitions of product in a timely and efficient manner and on acceptable commercial terms. Our ability to obtain favorable terms from reputable suppliers, obtain high quality merchandise from those suppliers and the ability of the suppliers to produce, stock and deliver high quality products to our customers is critical to our success. If we are unable to satisfy any of these elements or we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient variety and quantity of quality merchandise on acceptable commercial terms, our business would suffer causing our operating results and financial condition to be negatively impacted.

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

Risks Specific to Our Industry

Seasonal fluctuations in demand for golf equipment and accessories may have an adverse impact on our operating results.

Seasonal fluctuation in the sale of golf-related products could cause significant fluctuations in our quarterly results. We have experienced, and we expect to continue to experience, seasonal fluctuations in our revenues. These seasonal patterns generally cause fluctuations in our quarterly reports. In particular, we expect that the fourth calendar-quarter will account for a significant percentage of our total annual sales. Consequently, in anticipation of such increased sales activity, we may find it necessary to hire several temporary employees to support our current operations. If, however, our revenues do not meet seasonal expectations during the fourth quarter of the calendar year, our annual operating results may not meet the expectations of securities analysts and investors which could have an adverse impact on our stock price. In addition, it is possible that our seasonal sales patterns will become more pronounced, strain our permanent work force, adversely affect our distribution and shipment activity, and may cause a shortfall in revenues as compared to expenses in a given period.

Our success depends on the continued popularity of golf and the growth of the market for golf-related products.

We generate substantially all of our net revenues from the sale of golf-related equipment and accessories. The demand for our golf products is directly related to the popularity of golf. The number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the PGA, also affects the sales of our golf equipment and golf-related apparel. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline in the future.

A reduction in discretionary consumer spending could reduce sales of our products.

Our products are recreational in nature and, therefore, discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including golf products, could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely effect discretionary consumer spending could lead to reduced sales of our products. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

Our stock is deemed “penny stock” which may reduce trading activity in the secondary markets.

The Securities and Exchange Commission has rules that regulate broker-dealers practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require broker-dealers, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

The sale of a substantial amount of our restricted shares under rule 144 may adversely affect our ability to raise capital in the future through the sale of equity securities.

Of the shares of our common stock that are currently issued and outstanding, 10,000,500 shares will be “restricted securities.” All of these shares are owned by our president, Jeff Jones. Mr. Jones is an affiliate of ours, as that term is defined in Rule 144 under the Securities Act. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act. All of the “restricted securities” are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above. Specifically, subject to the satisfaction of the other conditions of Rule 144, of the 10,000,500 shares owned by Mr. Jones, 500 shares became eligible for resale on April 4, 2002, and 10,000,000 shares became eligible for resale on June 5, 2002.

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

Mr. Jones, our executive officer and director beneficially owns approximately 44% of the voting power of our common stock. Mr. Jones is in a position to elect and remove directors and control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock. Following the completion of the offering, Mr. Jones will continue to own a majority of the issued and outstanding shares. You should read “Management,” “Principal Stockholders” and “Description of Capital Stock” for more information on control of our business.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any facilities or equipment. We currently occupy space in the residence of our President, Jeff Jones at 211 5th Street NW, Naples, Florida 34120 on a month-to-month basis, at a cost of $250 per month. We are currently provided with access to computer, telephone, fax, copy and other business services without cost on equipment owned by Mr. Jones. Mr. Jones has agreed to continue providing us with our current business equipment access to which is included in our $250 monthly charge.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against us or our property contemplated by any governmental authority.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was traded on the OTC Bulletin Board from December 2003 to May 2004 under the symbol “FLGV.OB.” On June 1, 2004 our symbol changed to “FLGS.OB.” The following table presents the range of high and low quotations reported on the OTC Bulletin Board during the past two quarters. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Our common stock had a 5-for-1 forward stock split on June 1, 2004. We have a total of 86 stockholders of record as of June 1, 2004.

	High[1]	Low[1]
Fiscal 2004
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.08	$0.02

[1]	Prices are adjusted to reflect forward stock splits

Dividends and Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business and for general corporate purposes. We cannot assure you that we will pay dividends in the future. Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, including the related notes, appearing elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed in the forward-looking statements as a result of the various factors set forth under “Risk Factors” and elsewhere in this annual report.

Overview

Flagstick Ventures, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name “A and Z Golf.” We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001, in exchange for 10,000,000 shares of our common stock. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

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

We expect that the wholesale business will generate the majority, if not all, of our revenue in our fiscal year 2005.

Plan of Operation

In an effort to obtain the financing necessary to implement our business plan, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering 15,000,000 shares for sale at $0.01 per share. The registration statement was declared effective on August 14, 2002. We closed the offering on December 12, 2002 having sold an aggregate of 12,720,645 shares.

As a result of our current lack of available resources, we remain unable to pursue our plan to expand our current operations. We intend to continue seeking additional capital to improve our ability to implement our plan. We cannot be certain that additional financing will become available, or if available, whether it will be on terms and conditions satisfactory to us.

Comparison of the fiscal year ended March 31, 2004 and March 31, 2003.

CONSOLIDATED FINANCIAL INFORMATION

	2004	2003
Sales	$47,000	$60,400
Cost of Sales	46,000	47,800
Selling, General and Administrative	72,000	88,200
Net Loss	$(71,200)	$(75,500)

Net Sales. Net revenue from wholesale golf sales for the fiscal year ended March 31, 2004 decreased by approximately $13,400 (or 23%) to $47,000 from $60,400 for the same period in 2003. The decrease in revenues can be attributed to a reduction in orders from our sole client.

Cost of Revenue. Our cost of sales for the fiscal year ended March 31, 2004 decreased by approximately $1,800 (or 4%) to $46,000 from $47,800 for the same time period in 2003. Given the volume of purchases we make, it is difficult to improve our cost of sales. Our product costs are directly affected by our volume.

Selling, General and Administrative. Selling, general and administrative expenses decreased $16,200 (or 18%) to $72,000 from $88,200 for the same period in 2003. This decrease can be attributed to the decrease in professional fees incurred by us. Such professional fees were approximately $24,600 for the year ended March 31, 2004, as compared to approximately $43,800 for the same period in 2003. The professional fees in 2003 consisted primarily of accounting expenses in connection with the preparation and filing of our registration statement on Form SB-2 during 2002.

Net Loss. Net loss for 2004 was approximately $71,200 compared to $75,500 for 2003. The reduction in our net loss was due to the reasons described herein above.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $26,200 during the fiscal year ended March 31, 2004, compared to net cash used of approximately $96,700 for the fiscal year ended March 31, 2003. The decrease in cash used in operating activities is a result of the decrease in professional fees paid by us during 2004.

Net cash provided by financing activities totaled approximately $20,000 and $100,500 during the fiscal years ended March 31, 2004 and 2003, respectively. During the fiscal year ended March 31, 2003, financing activities consisted primarily of the sale of shares pursuant to a registration statement that we closed in December 2002. During 2004, financing activities consisted of loans from stockholders.

At March 31, 2004 we had cash balances in the amount of approximately $9,200. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations. Although we were recently incorporated, our current management and operations have been in existence for several years and have accumulated a great deal of experience in the golf equipment and apparel industry.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund its financing needs by issuance of debt and equity. Our management has been exploring a number of other options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance financing will be available or accessible on reasonable terms.

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

Variables and Trends

We anticipate experiencing greater sales in the second and third quarters of the calendar year, as opposed to the first and fourth quarters of the calendar year. The seasonality of our sales will be directly related to the US golf season. The first quarter of the calendar year is usually the slowest with much of the United States not playing golf during the winter season. The second and third quarters of the calendar year are usually the strongest quarters as the spring and summer seasons represent the bulk of player participation. The fourth quarter of the calendar year is supported by the holiday gift giving season. Our seasonality is not unlike most wholesalers except that our selling season is not so heavily weighted to the fourth quarter of the calendar year as most non-sport specific retailers. From the financial standpoint, the second and third quarters of the calendar year provide the best opportunity for the revenue and earnings potential. The fourth calendar-quarter holiday buying season provides the secondary revenue and earnings opportunity. The first quarter of the calendar year will be the weakest due to winter weather and the slowdown in rounds played.

Our only customer, a golf retailer, LiquidGolf, currently represents 100 percent of our revenues. This customer is not required to buy additional products. Therefore, a significant portion of our revenue is derived from a potentially non-recurring revenue source. The loss of our relationship with this company would greatly reduce our ability to continue as a going concern.

We compete with a large number of manufacturers’ representatives, distributors and other wholesalers. Most of our competitors are larger than we are and may have substantially greater resources. In addition, many of our competitors may be able to operate more efficiently than we can.

As of March 31, 2004, we had no employees. Our subsidiary A & Z Golf Corp. has one employee, Jeff Jones, who is also our sole officer and director.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principals generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition We recognize revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. Revenue is earned by the Company from the wholesale of golf equipment and related accessories. We provide for estimated returns at the time of shipment based on historical data. For the years ended March 31, 2004 and 2003, no allowance for returns was deemed necessary.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $211,000 net operating loss carryforward for federal income tax purposes as of March 31, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-10 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On April 27, 2004, Richard M. Prinzi, Jr. CPA (“RMP”), our principal independent accountant resigned. RMP cited, in his letter of resignation, as his reason for resigning the fact that he is”...no longer providing audit services to any SEC regulated clients.” The report of RMP on our financial statements for the year ended March 31, 2003 did not contain any adverse opinions or disclaimers of opinion. Nor were any reports modified as to uncertainty, audit scope, or accounting principles. There was no decision to change accountants that was recommended or approved by our Board of Directors or any committee thereof. We did not have any disagreements with RMP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On May 26, 2004, we engaged Tedder, James, Worden & Associates, P.A. as the principal accountant to audit the Company’s financial statements for the year ended March 31, 2004.

We filed a report on Form 8-K dated May 26, 2004 reporting the occurrence of the foregoing.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Flagstick, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Flagstick’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, executive officers and other key employees, and their ages, as of June 15, 2004 are as follows:

Name	Age	Position	Since
Jeff Arthur Jones	32	President, CEO and Director	April 4, 2001

The terms of our director expires at the next annual meeting of the stockholders, the date for which has not been set by the Board of Directors. Our director is currently serving a term of office until the next annual meeting of stockholders and until his successors are duly elected and qualified, or until he resigns or is removed.

Mr. Jones does not devote his full time to the management of our business operations.

None of the officers or directors of Flagstick is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than Flagstick.

The business experience of each of the persons listed above during the past five years is as follows:

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

During the past five years none of our directors, executive officers, promoters or control persons was:

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, Jeff Arthur Jones was not timely with the filing of each of the Form 3s as required under Section 16(a) of he Securities Exchange Act of 1934.

Code of Ethics

We adopted the Flagstick Ventures, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to the Company’s Investor Relations Department, c/o Flagstick Ventures, Inc., 2394 41st Street SW, Naples, Florida 34116. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Chief Financial Officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2004 and 2003. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table

		Annual Compensation
Name and Position	Year	Salary ($)	Other Annual Compensation ($)
Jeff Arthur Jones, CEO(1)	2004	$38,270	$—
	2003	$39,813	$—
	2002	$40,015	$—

(1)	Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. During 2004, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services was recorded as a capital contribution.

Mr. Jones presently serves as our CEO and President. However, we do not pay Mr. Jones a salary. Commencing September 1, 2001, our subsidiary has paid him $3,000 per month. Prior to September 2001, Mr. Jones’ services were donated.

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

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof. As of March 31, 2004, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors.

Our	board of directors does not have an audit or any other committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of March 5, 2004, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 22,721,145 shares of common stock outstanding as of June 15, 2004. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Jeff Arthur Jones (1)	10,000,500	44.0%
Joseph Sierchio(2)	2,153,380	9.5%
All directors and officers (1 person)	10,000,500	44.0%

(1)	The address of each of our officers listed in the table is in care of Flagstick Ventures, Inc, 2394 41st Street, Naples, Florida 34116.
(2)	The address for Mr. Sierchio is 845 Third Avenue, New York, New York 10022. Mr. Sierchio is a member of Eiseman Levine Lehrhaupt & Kakoyiannis PC, our legal counsel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, we have not entered into any transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of our directors, executive officers, any 5% shareholder listed in Item 11 or any member of the immediate family of any of these persons had a material interest.

We were organized by our President and sole director for the purpose of acquiring and operating the business which he had been operating as a sole proprietorship. We acquired the business from Mr. Jones on June 5, 2001 in exchange for 10,000,000 shares. The shares were issued in exchange for receivables that originated from Mr. Jones’ sole proprietorship valued at $.001526 per share for a total of $15,262.

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

In December 2002, we completed an offering that was registered under the Securities and Exchange Act of 1933, as amended. Eiseman, Levine, Lehrhaupt & Kakoyiannis PC served as corporate counsel and they were paid approximately $45,000 for legal services, including services rendered in connection with our registration statement and general corporate matters. Mr. Joseph Sierchio is a member of Eisman, Levine, Lehrpaupt & Kakoyiannis PC. Mr. Sierchio subscribed for 2,153,380 shares at $0.01 per share, in the aforementioned offering, the payment of which was made through the conversion of an outstanding debt to Mr. Sierchio’s prior legal firm.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits and Financial Statements.

(A)	Financial Statements and Schedules

See “Index to Financial Statements”

(B)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Flagstick Ventures, Inc.(1)
3.2	By-laws of Flagstick Ventures.(1)
14.1	Code of Ethics.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Board of Directors Pre-Approval Policy Regarding Independent Auditors.*

*	Filed Herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on February 12, 2002, File No. 333-82580

(C)	Reports on Form 8-K

On May 26, 2004, the Company filed a Current Report on Form 8-K to report a change in auditors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A. and Richard M. Prinzi, Jr. in 2004 and 2003, respectively, were approved by the Board of Directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. and Richard M. Prinzi, Jr. for the audit of our annual financial statements for the years ended March 31, 2004 and March 31, 2003 and fees billed for other services rendered during those periods.

	Fiscal 2004		Fiscal 2003
Audit Fees	$9,000	(1)	$18,200	(2)
Audit-Related Fees(3)	-0-		-0-
Tax Fees(4)	-0-		-0-

Subtotal	$9,000		$18,200

All other Fees(5)	-0-		-0-

Total	$9.000		$18,200

(1)	Audit Fees – Audit fees billed to us by Tedder, James, Worden & Associates, P.A. for auditing our annual financial statements for 2004 and reviewing the financial statements included our annual report on Form 10-KSB.
(2)	Audit Fees – Audit fees paid by us to Richard M. Prinzi, Jr. for auditing our annual financial statements for 2003 and reviewing the financial statements included in our Quarterly Reports on Form 10-QSB.
(3)	Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(4)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services by Tedder, James, Worden & Associates, P.A or Richard M. Prinzi, Jr.
(5)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services of Independent Auditor

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board of Director’s pre-approval policy with respect to non-audit services is included as Exhibit 99.1 of to this Annual Report. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary. The Board of Directors has determined that the provision of non-audit services by Tedder, James, Worden & Associates, P.A. is compatible with maintaining its independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAGSTICK VENTURES, INC.
Dated: June 20, 2004
	By:	/S/ Jeff Arthur Jones
	Name:	Jeff Arthur Jones
	Title:	President, CEO, Principal Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FLAGSTICK VENTURES, INC.
Dated: June 20, 2004
	By:	/S/ Jeff Arthur Jones
	Name:	Jeff Arthur Jones
	Title:	President, CEO, Principal Financial Officer and Director

FLAGSTICK VENTURES, INC. AND SUBSIDIARY

Consolidated Financial Statements

March 31, 2004 and 2003

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS

AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

Report of Independent Registered

Certified Public Accounting Firm

To the Board of Directors and Stockholders of

FLAGSTICK VENTURES, INC.:

We have audited the accompanying consolidated balance sheet of FLAGSTICK VENTURES, INC. and Subsidiary (the “Company”) as of March 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLAGSTICK VENTURES, INC. and Subsidiary as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

June 11, 2004

Richard M. Prinzi, Jr.

Certified Public Accountant

8403 7th Avenue

Brooklyn, NY 11228

Phone (718) 748-2300

INDEPENDENT ACCOUNTANT’S AUDIT REPORT

To the Board of Directors and Stockholders

Flagstick Ventures, Inc. And Subsidiary Jeff Jones

D/B/A A And Z Golf (Predecessor)

2394 41 Street S.W.

Naples, FL 34116

I have audited the accompanying consolidated balance sheet of Flagstick Ventures, Inc. and Subsidiary as of March 31, 2003 and the related consolidated statement of operations, consolidated changes in stockholders’ equity and consolidated cash flows for the year ended March 31, 2003 The financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Also, an audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flagstick Ventures, Inc. and Subsidiary as of March 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The consolidated balance sheet of Flagstick Ventures, Inc. and Subsidiary as of March 31, 2002, is presented herein. The related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended are also presented herein for comparison. The audit report dated May 17, 2002, prepared by the Company’s former auditor which an unqualified opinion was expressed is not presented herein.

“Richard Prinzi, Jr.”

Brooklyn, NY

July 10, 2003

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Consolidated Balance Sheets

March 31, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash	$9,214	$15,451
Accounts receivable	1,623	1,086

Total current assets	10,837	16,537

Total assets	$10,837	$16,537

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,685	$780
Accrued expenses	4,100	750
Loan from stockholders	20,000	—

Total current liabilities	28,785	1,530

Stockholders’ equity
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,721,145 shares issued and outstanding at March 31, 2004 and 2003	2,272	2,272
Additional paid-in capital	191,695	153,425
Accumulated deficit	(211,915)	(140,690)

Total stockholders’ equity (deficit)	(17,948)	15,007

Total liabilities and stockholders’ equity (deficit)	$10,837	$16,537

See accompanying notes to consolidated financial statements.

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Consolidated Statements of Operations

For The Years Ended March 31, 2004 and 2003

	2004	2003
Sales	$47,015	$60,485

Cost of sales	45,927	47,791

Gross profit	1,088	12,694

General and administrative expenses
Payroll and related expenses	38,270	39,813
Professional fees	24,561	43,752
Rent	3,000	3,000
Other general and administrative expenses	6,143	1,632

Total expenses	71,974	88,197

Loss from operations	(70,886)	(75,503)
Interest expense	(339)	—

Net loss	$(71,225)	$(75,503)

Weighted average common shares outstanding	22,721,145	22,721,145

Net loss per share – basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

For The Years Ended March 31, 2004 and 2003

	Common Stock
	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Total
Balances at March 31, 2002	10,000,500	$1,000	$30,882	$(65,187)	$(33,305)
Capital contribution – forgiveness of salary	—	—	23,342	—	23,342
Common stock issued Dec. 12, 2002	12,720,645	1,272	99,201	—	100,473
Net loss	—	—	—	(75,503)	(75,503)

Balances at March 31, 2003	22,721,145	2,272	153,425	(140,690)	15,007

Capital contribution – forgiveness of salary	—	—	38,270	—	38,270
Net loss	—	—	—	(71,225)	(71,225)

Balances at March 31, 2004	22,721,145	$2,272	$191,695	$(211,915)	$(17,948)

See accompanying notes to consolidated financial statements.

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

For The Years Ended March 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(71,225)	$(75,503)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	38,270	23,342

Changes in operating assets and liabilities:
Accounts receivable	(537)	(1,086)
Accounts payable	3,905	780
Accrued expenses	3,350	(41,186)

Net cash used in operating activities	(26,237)	(93,653)

Cash flows from financing activities:
Loan from stockholders	20,000	—
Proceeds from issuance of common stock	—	100,473

Net cash provided by financing activities	20,000	100,473

Net increase (decrease) in cash and cash equivalents	(6,237)	6,820

Cash and cash equivalents, beginning of period	15,451	8,631

Cash and cash equivalents, end of period	$9,214	$15,451

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6	$—

Supplemental schedule of non-cash financing activities:
Increase in additional paid in capital for forgiveness of salary	$38,270	$23,342

See accompanying notes to consolidated financial statements.

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2004 and 2003

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Flagstick Ventures, Inc. (“Flagstick” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company’s fiscal year end was changed from August 31, to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On June 5, 2001 Flagstick issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. Flagstick’s activities have been devoted primarily to the wholesaling of golf equipment.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended March 31, 2004 and 2003, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Stock Split. On June 1, 2004, the Company effectuated a five for one forward split of its common stock. The financial statements have been adjusted retroactively to account for the split.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $212,000 as of March 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $26,200 and $93,700 for the years ended March 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a private placement and a public offering. The Company is continuing to seek other sources of financing and attempting to increase revenues within its core business of wholesale golf equipment. In addition, the Company is exploring alternate ways of generating revenues through partnerships with other businesses. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2004 and 2003

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue upon delivery of the goods, in accordance with SAS 101, which reflects the basic principles of revenue recognition in existing generally accepted accounting principles.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of reporting cash flows, Flagstick considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The company had no cash equivalents at March 31, 2004 and 2003.

Accounts Receivable. Flagstick conducts business and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. No allowances were necessary as of March 31, 2004 and 2003. The accounts receivable balances were $1,623 and $1,086 as of March 31, 2004 and 2003, respectively.

Income Taxes. Flagstick utilizes Statement of Financial Accounting Standards SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share. Flagstick computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

Concentration of Credit Risk. Since inception, Flagstick and its predecessor derived substantially all of its revenue from one customer.

Fair Value of Financial Statements. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosures of the fair value of financial instruments. Flagsticks’ financial instruments, including cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2004 and 2003

NOTE 4 – STOCKHOLDERS’ EQUITY

Flagstick issued 10,000,000 restricted shares of the Company’s common stock to Mr. Jeff Jones, the founder and sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.001526 per share for a total of $15,262.

On December 12, 2002, the Company issued 12,720,645 shares of common stock for net proceeds of $100,473.

NOTE 5 – DEFERRED INCOME TAXES

Flagstick has a net operating loss carry-forward for income tax purposes of $211,388 that may be offset against future taxable income. Such amount excludes A and Z Golf’s activities through the purchase date of June 15, 2001 ($527)which were included in Flagstick’s statement of operations for the period ended March 31, 2002 for comparative purposes. The carry-forward loss expires in the year 2020. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The deferred tax assets, liabilities and valuation allowances as of March 31, 2004 and 2003 consist of the following:

	March 31,
	2004	2003
Deferred tax assets arising from net operating losses	$211,388	$140,163
Less: Valuation allowance	(211,388)	(140,163)

Net deferred tax liabilities	$—	$—

Net deferred tax assets	$—	$—

NOTE 6 – ACCRUED EXPENSES

Accrued expenses of Flagstick as of March 31, 2004 and March 31, 2003 consisted of the following:

	March 31,
	2004	2003
Accrued rent expenses	$3,750	$750
Accrued interest expense	333	—
Other	17	—

Total accrued expenses	$4,100	$750

FLAGSTICK VENTURES, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2004 and 2003

NOTE 7 – LOAN FROM STOCKHOLDERS

On February 2, 2004, the Company entered into two promissory notes for $10,000 each with certain stockholders (the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than July 26, 2004. As of March 31, 2004, accrued interest payable of $333 is included in accrued expenses in the accompanying consolidated financial statements.

NOTE 8 – OPERATING LEASE OBLIGATION

Effective April 4, 2001, Flagstick entered into an oral agreement with its sole shareholder for the use of certain office facilities and equipment on a month-to-month basis. The amount calls for payments of $250 per month. Rent expense recorded by Flagstick for the years ended March 31, 2004 and March 31, 2003 amounted to $3,000.

NOTE 9 – EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to $16,673, were recorded as a capital contribution. Payroll and payroll related expenses forgiven during the years ended March 31, 2004 and 2003 amounted to $38,270 and $23,342, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Stock Split. On June 1, 2004, the Company effectuated a five for one forward split of its common stock. The financial statements have been adjusted retroactively to account for the split.

Merger. Management is currently exploring several opportunities for the Company to merge, acquire another company or begin a new line of business. As of the date of these financial statements, no agreements have been made.