Form 10QSB
period 2004-06-30
Diabetic Treatment Centers of America, Inc.
filed 2004-08-16
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission file number: 333-82580

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-3733133
(State or other Jurisdiction of Incorporation or organization)	(IRS Employer I.D. No.)

975 East 5400 South

Suite 100

Salt Lake City, Utah 84117

(801) 699-9013

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

FLAGSTICK VENTURES, INC.

2394 41st Street S.W.

Naples, Florida 34116

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2004: 22,721,145 shares of common stock, $.0001 par value per share.

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE FIVE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JUNE 01, 2004.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

Consolidated Balance Sheet

June 30, 2004
(unaudited)
Assets
Current assets:
Cash	$22,907
Accounts receivable	5,042

Total current assets	27,949

Total assets	$27,949

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,634
Accrued expenses	5,443
Loans from stockholders	45,000

Total current liabilities	59,077

Stockholders’ deficits
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,721,145 shares issued and outstanding at June 30, 2004	2,272
Additional paid-in capital	191,695
Accumulated deficit	(225,095)

Total stockholders’ deficit	(31,128)

Total liabilities and stockholders’ deficit	$27,949

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

Consolidated Statements of Operations

	Three Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Sales	$10,559	$21,664

Cost of sales	9,466	20,891

Gross profit	1,093	773

General and administrative expenses
Professional fees	11,715	8,711
Rent	750	750
Payroll and related expenses	—	9,900
Other general and administrative expenses	1,129	1,754

Total expenses	13,594	21,115

Loss from operations	(12,501)	(20,342)

Interest expense	(679)	—

Net loss	$(13,180)	$(20,342)

Weighted average common shares outstanding	22,721,145	22,721,145

Net loss per share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(13,180)	$(20,342)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts receivable	(3,419)	(5,710)
Accounts payable	3,949	5,477
Accrued expenses	1,343	10,650

Net cash used in operating activities	(11,307)	(9,925)

Financing activities:
Loans from stockholders	25,000	—

Net cash provided by financing activities	25,000	—

Net increase (decrease) in cash	13,693	(9,925)

Cash, beginning of period	$9,214	$15,451

Cash, end of period	$22,907	$5,526

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

Notes to Consolidated Financial Statements

June 30, 2004

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Formerly Flagstick Ventures, Inc., Diabetic Treatment Centers of America, Inc. and subsidiary (collectively the “Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company’s fiscal year end was changed from August 31 to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 the Company issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of the Company. On June 5, 2001 the Company issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. From inception until August 2004, the Company’s activities were devoted primarily to the wholesaling of golf equipment.

On July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect its new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of opening diabetic treatment centers.

Principles of Consolidation. The Company’s consolidated financial statements for the three months ended June 30, 2004 and 2003, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Stock Split. On June 1, 2004, the Company declared a five-for-one stock split in the form of a stock dividend, payable June 2, 2004 to stockholders of record as of June 1, 2004. The Company retained the current par value of $0.0001 for all shares of common stock. Stockholders’ deficit has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock the par value of the 18,176,916 shares arising from the split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes. The Company utilizes Statement of Financial Accounting Standards SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss Per Share. The Company computes earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operation, for the year ended March 31, 2004, contained in the Company’s March 31, 2004 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $225,000 as of June 30, 2004. In addition, the Company has consumed cash in its operating activities of approximately $11,300 and $9,900 for the three months ended June 30, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a private placement , a public offering and loans from stockholders. The Company is continuing to seek other sources of financing and attempting to increase revenues by changing its core business of wholesale golf equipment to owning and operating diabetic treatment centers. There are no assurances that the Company will be successful in achieving its goals.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(formerly Flagstick Ventures, Inc.)

Notes to Consolidated Financial Statements

June 30, 2004 and 2003

NOTE 4 – LOAN FROM STOCKHOLDERS

On February 2, 2004, the Company entered into two promissory notes for $10,000 each with certain stockholders. On June 8, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder (collectively the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than July 26, 2004 and September 12, 2004, respectively. As of June 30, 2004, accrued interest payable of $943 is included in accrued expenses in the accompanying consolidated financial statements.

NOTE 5 – EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to $16,673, were recorded as a capital contribution. Payroll and payroll related expenses forgiven during the three months ended June 30, 2004 and 2003 amounted to $0 and $9,900, respectively. As of April 1, 2004, Mr. Jones has agreed to cancel this agreement as the Company searches for new executives.

NOTE 6 – SUBSEQUENT EVENTS

Name Change. On July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc.

Promissory Note. On July 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. (the “Note”). The Note is unsecured, bears interest at 10 percent per annum and are to be repaid no later than October 12, 2004.

Employment Agreement – Chief Medical Officer. In accordance with the new direction of the Company, our Board of Directors entered into an employment agreement with Alireza Falahati-Nini, M.D. to be our Chief Medical Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $5,000 per month, an incentive bonus equal to $625 per month for each activation therapy treatment station filled during the month, and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by our Board of Directors.

Employment Agreement – Chief Executive Officer. In accordance with the new direction of the Company, our Board of Directors entered into an employment agreement with Arden Oliphant to be its Chief Executive Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $3,500 per month and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by the Board of Directors. Per the agreement, the base salary is adjusted to $5,000 per month from the date the clinic opens through the termination date of the agreement.

Lease Agreement. The Company is currently opening a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, and also serve as our executive offices. Our rent for this location is approximately $4,500 per month and our four year lease expires on July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2004, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

Overview

Formerly Flagstick Ventures, Inc., Diabetic Treatment Centers of America, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name “A and Z Golf.” We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001, in exchange for 10,000,000 shares of our common stock. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

Until August 2004, through our wholly-owned subsidiary, A & Z Golf Corp., we engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal was to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy was to avail ourselves of our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers. Due to the low volume of purchases we made, it was difficult to improve our cost of sales.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of opening diabetic treatment centers.

We expect that our diabetic treatment center will generate the majority, if not all, of our revenue in our fiscal year 2005.

Plan of Operation

In an effort to obtain the financing necessary to implement our business plan, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) registering 15,000,000 shares for sale at $0.0001 per share. The registration statement was declared effective on August 14, 2002. We closed the offering on December 12, 2002 having sold an aggregate of 12,720,645 shares.

As a result of our current lack of available resources, and our declining orders from our sole customer, we ceased wholesale golf operations on August 4, 2004 to fully pursue a new business purpose by opening and operating diabetic treatment centers. On July 30, 2004, we hired Alireaz Falahati-Nini, M.D. and Arden Oliphant. Dr. Falahati-Nini is an experienced endocrinologist that will serve as our Chief Medical Officer and Mr. Oliphant will serve as our Chief Executive Officer. Both Dr. Falahati-Nini and Mr. Oliphant will serve as members of the Board of Directors. Mr. Jeff Jones will remain as our President and Chairman of the Board of Directors.

Our goal is to successfully open our treatment center in Salt Lake City and build a model for expanding our operations throughout the United States.

Comparison of the Three Months Ended June 30, 2004 and June 30, 2003.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,
	2004	2003
Sales	$10,600	$21,700
Cost of Sales	9,500	20,900
Selling, General and Administrative	13,600	21,100
Net Loss	$(13,200)	$(20,300)

Net Sales. Net revenue from wholesale golf sale for the three months ended June 30, 2004 decreased by approximately $11,100 (or 51%) to $10,600 from $21,700 for the same period in 2003. The decrease in revenues can be attributed to a reduction in orders from our sole client.

Cost of Revenue. Our cost of sales for the three months ended June 30, 2004 decreased by approximately $11,400 (or 55%) to $9,500 from $20,900 for the same time period in 2003. This was a result of our decreased revenues. In addition, given the volume of purchases we make, it is difficult to improve our cost of sales. Our product costs are directly affected by our volume.

Selling, General and Administrative. Selling, general and administrative expenses decreased $7,500 (or 36%) to $13,600 from $21,100 for the same period in 2003. This decrease can be attributed to the decrease in wages earned during 2004. There were no such professional fees for the three months ended June 30, 2004, as compared to approximately $9,900 for the same period in 2003.

Net Loss. Net loss for 2004 was approximately $13,200 compared to $20,300 for 2003. The reduction in our net loss was a result of decreased selling, general and administrative expenses incurred by us in 2004.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $11,300 during the three months ended June 30, 2004, compared to net cash used of approximately $9,900 for the three months ended June 30, 2003. The decrease in cash used in operating activities is a result of the decrease in wages paid by us during 2004.

Net cash provided by financing activities totaled approximately $25,000 and $0 during the three months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004, financing activities consisted primarily of the sale of promissory notes to certain stockholders..

At June 30, 2004 we had cash balances in the amount of approximately $22,900. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund its financing needs by issuance of debt and equity. Our management has been exploring a number of other options to meet our obligations and future capital requirements, including the possibility of equity offering and debt financing. There can be no assurance financing will be available or accessible on reasonable terms.

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

Revenue Recognition We recognize revenue in accordance with the provisions of the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Specifically, sales and the related cost of goods sold are generally recognized at the latter of the time of shipment or when title passes to customers. Revenue is earned by the Company from the wholesale of golf equipment and related accessories. We provide for estimated returns at the time of shipment based on historical data. For the three months ended June 30, 2004 and 2003, no allowance for returns was deemed necessary.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $225,000 net operating loss carryforward for federal income tax purposes as of June 30, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Forward Looking Statements

This report includes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be considered “forward looking statements”. These types of statements are included in the section entitled “Management’s Discussion and Analysis or Plan of Operation.” Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These statements are further qualified by reference to the risks associated with our business as more fully set forth in our annual report under the heading “RISK FACTORS.”

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

In accordance with the Delaware General Corporation Law Section 228(a), as of July 1, 2004, and the holders of approximately 54% of the issued and outstanding shares of common stock (or 12,260,573 shares), $.0001 par value, of the Company, in person or by proxy, by their consent in writing, authorized, approved and adopted a resolution to change the name of the Corporation to Diabetic Treatment Centers of America, Inc. Pursuant thereto, the Shareholder Consent was delivered to the Company on July 1, 2004.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Employment Agreement between Diabetic Treatment Centers of America, Inc. and Alireza Falahati-Nini, M.D. dated as of July 30, 2004.**

99.2	Employment Agreement between Diabetic Treatment Centers of America, Inc. and Arden Oliphant dated as of July 30, 2004.**

*	Filed herewith.
**	Filed as attachments to our Current Report on Form 8-K dated August 5, 2004.

(b)	Reports on Form 8-K.

On August 5, 2004, the Company filed a Current Report on Form 8-K which announced the name change to Diabetic Treatment Centers of America, Inc. from Flagstick Ventures, Inc. to reflect its new business direction of owning and operating diabetic treatment centers. In addition, the Company announced the hiring of Alireaz Falahati-Nini, M.D. and Arden Oliphant. Dr. Falahati-Nini will serve as our Chief Medical Officer and Mr. Oliphant will serve as our Chief Executive Officer. Both Dr. Falahati-Nini and Mr. Oliphant will serve as members of the Board of Directors. Mr. Jeff Jones will remain as our President and Chairman of the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

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