Form 10QSB
period 2004-09-30
Diabetic Treatment Centers of America, Inc.
filed 2004-11-15
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2004: 22,721,145 shares of common stock, $.0001 par value per share.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Balance Sheet

September 30, 2004
(unaudited)
Assets

Current assets:
Cash	$66,731

Total current assets	66,731

Property and equipment, net	20,714
Other assets	4,500

Total assets	$91,945

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$5,024
Accrued expenses	11,750
Loans from stockholders	195,000

Total current liabilities	211,774

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,721,145 shares issued and outstanding at September 30, 2004	2,272
Additional paid-in capital	191,695
Accumulated deficit	(313,796)

Total stockholders’ deficit	(119,829)

Total liabilities and stockholders’ deficit	$91,945

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—

Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses
Marketing and advertising	18,500	—	18,500	—
Depreciation	329	—	329	—
Professional fees	563	—	563	—
Rent	9,000	—	9,000	—
Payroll and related expenses	18,301	—	18,301	—
Investor relations	20,000	—	20,000	—
Other general and administrative expenses	11,772	—	11,772	—

Total expenses	78,465	—	78,465	—

Loss from continuing operations	(78,465)	—	(78,465)	—

Interest expense	(1,989)	—	(2,668)	—

Net loss from continuing operations	$(80,454)	$—	$(81,133)	$—

Loss from discontinued operations	(8,247)	(13,267)	(20,748)	(33,609)

Net loss	$(88,701)	$(13,267)	$(101,881)	$(33,609)

Weighted average common shares outstanding	22,721,145	22,721,145	22,721,145	22,721,145

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(81,133)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(20,748)	(33,609)
Depreciation	329	—
Changes in operating assets and liabilities:
Accounts receivable	1,623	(214)
Other assets	(4,500)	—
Accounts payable	338	4,140
Accrued expenses	7,651	19,135

Net cash used in operating activities	(96,440)	(10,548)

Cash flows from investing activities:
Purchase of property and equipment	(21,043)	—

Net cash used in investing activities	(21,043)	—

Cash flows from financing activities:
Loans from stockholders	175,000	—

Net cash provided by financing activities	175,000	—

Net increase (decrease) in cash	57,517	(10,548)

Cash, beginning of period	$9,214	$10,846

Cash, end of period	$66,731	$298

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

September 30, 2004

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Formerly Flagstick Ventures, Inc., Diabetic Treatment Centers of America, Inc. and subsidiary (collectively the “Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company’s fiscal year end was changed from August 31 to March 31. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001, the Company issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001, A&Z Golf Corp. was incorporated as a wholly owned subsidiary of the Company. On June 5, 2001, the Company issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. From inception until August 2004, the Company’s activities were devoted primarily to the wholesaling of golf equipment.

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

Principles of Consolidation. The Company’s consolidated financial statements for the three and six months ended September 30, 2004 and 2003, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

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

Income Taxes. The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has net operating loss carryforwards that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

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

Notes to Consolidated Financial Statements

September 30, 2004

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $313,800 as of September 30, 2004. In addition, the Company has consumed cash in its operating activities of approximately $96,400 and $10,500 for the six months ended September 30, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering and loans from stockholders. The Company is continuing to seek other sources of financing and attempting to increase revenues and has changed its core business of wholesale golf equipment to owning and operating diabetic treatment centers. There are no assurances that the Company will be successful in achieving its goals.

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

NOTE 4 – LOAN FROM STOCKHOLDERS

On February 2, 2004, the Company entered into two promissory notes for $10,000 each with certain stockholders. On June 8, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On July 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On August 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On September 2, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On September 29, 2004, the Company entered into a promissory note for $75,000 with a certain stockholder (collectively the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than six months from the date of issuance. The Company is currently in default on the notes due July 26, 2004 and September 12, 2004. As of September 30, 2004, accrued interest payable of $2,931 is included in accrued expenses in the accompanying consolidated balance sheets.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

September 30, 2004

NOTE 5 – LEASE AGREEMENTS

The Company is currently opening a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, and also serve as our executive offices. Our rent for this location is $4,500 per month and our four year lease expires on July 31, 2008.

NOTE 6 – EMPLOYMENT AGREEMENTS

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

Employment Agreement – Chief Medical Officer. In accordance with the new direction of the Company, our Board of Directors entered into an employment agreement with Alireza Falahati-Nini, M.D. to be our Chief Medical Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $5,000 per month, an incentive bonus equal to $625 per month for each activation therapy treatment station filled during the month, and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by our Board of Directors. On September 28, 2004, Dr. Falahati-Nini resigned from his position as Chief Medical Officer and as a member of the Board of Directors. During his tenure with the Company, Dr. Falahati-Nini did not achieve any of the performance goals as defined in his employment agreement and therefore was not issued any restricted shares of the Company’s common stock.

Employment Agreement – Chief Executive Officer. In accordance with the new direction of the Company, our Board of Directors entered into an employment agreement with Arden Oliphant to be its Chief Executive Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $3,500 per month and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by the Board of Directors. Per the agreement, the base salary is adjusted to $5,000 per month from the date the clinic opens through the termination date of the agreement. To date, Mr. Oliphant has not met the any of the performance goals defined by his employment agreement and therefore has not been awarded any shares pursuant to the agreement.

NOTE 6 – SUBSEQUENT EVENTS

Promissory Note. On October 7, 2004, the Company entered into a promissory note for $75,000 with a certain stockholder. The Note is unsecured, bears interest at 10 percent per annum and is to be repaid no later than January 7, 2005.

Agreement with DiabMed. On October 7, 2004, the Company entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah.

Employment Agreement – Treating Physician. The Company entered into an employment agreement with Sherman Johnson, M.D. to be its Treating Physician on October 19, 2004. The agreement commenced on October 13, 2004 and expires on October 13, 2006. The agreement includes the payment of a base salary of $5,000 per month and an incentive bonus equal to $625 per month for each activation therapy treatment station filed during the month.

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

On October 7, 2004, the Company entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah.

We expect that our diabetic treatment center will generate the majority, if not all, of our revenue in fiscal year 2005.

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

Dr. Falahati-Nini is an experienced endocrinologist that will serve as our Chief Medical Officer and Mr. Oliphant will serve as our Chief Executive Officer. Both Dr. Falahati-Nini and Mr. Oliphant will serve as members of the Board of Directors. On September 28, 2004, Dr. Falahati-Nini resigned from his position as Chief Medical Officer and member of the Board of Directors. Mr. Jeff Jones will remain as our President and Chairman of the Board of Directors.

Our goal is to successfully open our treatment center in the Salt Lake City area and build a model for expanding our operations throughout the United States.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
General and Administrative	78,500	—	78,500	—
Interest Expense	2,000	—	2,700	—
Discontinued operations	(8,200)	(13,300)	(20,700)	(33,600)
Net Loss	$(88,700)	$(13,300)	$(101,900)	$(33,600)

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003.

Net Revenue. Net revenue for the three months ended September 30, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Selling, General and Administrative. Selling, general and administrative expenses increased $78,500 to $78,500 from $0 for the same period in 2003. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $5,100 to $8,200 from $13,300 for the same period in 2003. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2004 was approximately $88,700 compared to $13,300 for 2003. The increase in our net loss was a result of increased selling, general and administrative expenses incurred by us in 2004.

Comparison of the Six Months Ended September 30, 2004 and September 30, 2003.

Net Revenue. Net revenue for the three months ended September 30, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Selling, General and Administrative. Selling, general and administrative expenses increased $78,500 to $78,500 from $0 for the same period in 2003. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $12,900 to $20,700 from $33,600 for the same period in 2003. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2004 was approximately $101,900 compared to $33,600 for 2003. The increase in our net loss was a result of increase selling, general and administrative expenses incurred by us in 2004.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $96,400 during the six months ended September 30, 2004, compared to net cash used of approximately $10,500 for the six months ended September 30, 2003. The increase in cash used in operating activities is a result of the decrease in wages paid by us during 2004.

Net cash provided by financing activities totaled approximately $175,000 and $0 during the six months ended September 30, 2004 and 2003, respectively. During the six months ended September 30, 2004, financing activities consisted primarily of the proceeds from promissory notes from certain stockholders.

At September 30, 2004, we had cash balances in the amount of approximately $66,700. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $313,800 net operating loss carryforward for federal income tax purposes as of September 30, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Employment Agreement between Diabetic Treatment Centers of America, Inc. and Alireza Falahati-Nini, M.D. dated as of July 30, 2004.**

99.2	Employment Agreement between Diabetic Treatment Centers of America, Inc. and Arden Oliphant dated as of July 30, 2004.**

*	Filed herewith.
**	Filed in Report 8-K on August 5, 2004

(b) Reports on Form 8-K.

On August 5, 2004, the Company filed a Current Report on Form 8-K, which announced that the Company changed its name to Diabetic Treatment Centers of America, Inc. to reflect its new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of opening diabetic treatment centers.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Arden Oliphant
Name:	Arden Oliphant
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	November 15, 2004 (Date)
Name:	Allan Woodlief
Title:	Chief Financial Officer

By:	/s/ Jeff Arthur Jones	November 15, 2004 (Date)
Name:	Jeff Arthur Jones
Title:	President and Chairman

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

99.1	Employment Agreement between Diabetic Treatment Centers of America, Inc. and Alireza Falahati-Nini, M.D. dated as of July 30, 2004.**

99.2	Employment Agreement between Diabetic Treatment Centers of America, Inc. and Arden Oliphant dated as of July 30, 2004.**

*	Filed herewith.
**	Filed in Report 8-K on August 5, 2004