Form 10QSB
period 2004-12-31
Diabetic Treatment Centers of America, Inc.
filed 2005-02-11
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(801) 207-1816

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 5, 2005: 22,721,145 shares of common stock, $.0001 par value per share.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Balance Sheet

December 31, 2004
(unaudited)
Assets
Property and equipment, net	$42,793
Other assets	4,500

Total assets	$47,293

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$377
Accounts payable	10,612
Accrued expenses	17,998
Loans from stockholders	320,000

Total current liabilities	348,987

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 22,721,145 shares issued and outstanding at December 31, 2004	2,272
Additional paid-in capital	191,695
Accumulated deficit	(495,661)

Total stockholders’ deficit	(301,694)

Total liabilities and stockholders’ deficit	$47,293

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

General and administrative expenses
Marketing and advertising	14,839	—	33,339	—
Depreciation	1,928	—	2,257	—
Professional fees	2,750	—	3,313	—
Rent	13,500	—	22,500	—
Payroll and related expenses	40,558	—	58,859	—
Investor relations	31,000	—	51,000	—
Licensing fees	50,000	—	50,000	—
Other general and administrative expenses	19,878	—	31,650	—

Total expenses	174,453	—	252,918	—

Loss from continuing operations	(174,453)	—	(252,918)	—

Interest expense, net	(7,412)	—	(10,080)	—

Net loss from continuing operations	$(181,865)	$—	$(262,998)	$—

Loss from discontinued operations	—	(13,682)	(20,748)	(47,291)

Net loss	$(181,865)	$(13,682)	$(283,746)	$(47,291)

Weighted average common shares outstanding	22,721,145	22,721,145	22,721,145	22,721,145

Net loss per share from continuing operations - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(262,998)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(20,748)	(47,291)
Depreciation	2,258	—
Changes in operating assets and liabilities:
Accounts receivable	1,623	(263)
Other assets	(4,500)	—
Bank overdraft	377	—
Accounts payable	5,927	7,733
Accrued expenses	13,898	29,035

Net cash used in operating activities	(264,163)	(10,786)

Cash flows from investing activities:
Purchase of property and equipment	(45,051)	—

Net cash used in investing activities	(45,051)	—

Cash flows from financing activities:
Loans from stockholders	300,000	—

Net cash provided by financing activities	300,000	—

Net (decrease) in cash	(9,214)	(10,786)

Cash, beginning of period	$9,214	$10,846

Cash, end of period	$—	$60

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

December 31, 2004

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

Principles of Consolidation. The Company’s consolidated financial statements for the three and nine months ended December 31, 2004 and 2003, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

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

December 31, 2004

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $495,700 as of December 31, 2004. In addition, the Company has consumed cash in its operating activities of approximately $264,200 and $10,800 for the nine months ended December 31, 2004 and 2003, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOAN FROM STOCKHOLDERS

On February 2, 2004, the Company entered into two promissory notes for $10,000 each with certain stockholders. On June 8, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On July 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On August 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On September 2, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On September 29, 2004, the Company entered into a promissory note for $75,000 with a certain stockholder. On October 7, 2004, the Company entered into a promissory note for $75,000 with a certain stockholder. On November 27, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On December 17, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder (collectively the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than six months from the date of issuance. The Company is currently in default on several of the notes listed above. As of December 31, 2004, accrued interest payable of $10,341 is included in accrued expenses in the accompanying consolidated balance sheets.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

December 31, 2004

NOTE 5 - LEASE AGREEMENTS

The Company is currently opening a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, and also serve as our executive offices. Our rent for this location is $4,500 per month and our four year lease expires on July 31, 2008.

NOTE 6 - EMPLOYMENT AGREEMENTS

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

Employment Agreement – Chief Executive Officer. In accordance with the new direction of the Company, our Board of Directors entered into an employment agreement with Arden Oliphant to be its Chief Executive Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $3,500 per month and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by the Board of Directors. Per the agreement, the base salary is adjusted to $5,000 per month from the date the clinic opens through the termination date of the agreement. To date, Mr. Oliphant has not met the any of the performance goals defined by his employment agreement and therefore has not been awarded any restricted shares of the Company’s common stock pursuant to the agreement.

Employment Agreement – Treating Physician. The Company entered into an employment agreement with Sherman Johnson, M.D. to be its Treating Physician on October 19, 2004. The agreement commenced on October 19, 2004 and expires on October 13, 2006. The agreement includes the payment of a base salary of $5,000 per month and an incentive bonus equal to $625 per month for each activation therapy treatment station filled during the month.

NOTE 7 – LICENSING AGREEMENT

Agreement with DiabMed. On October 7, 2004, the Company entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes and other metabolic disorders in Murray, Utah. Upon signing the agreement, the Company paid $50,000 which it recorded in the financial statements as Licensing Fees.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

December 31, 2004

NOTE 8 – SUBSEQUENT EVENTS

Promissory Note. On January 5, 2005, the Company entered into a promissory note for $23,000 with a certain stockholder. On January 28, 2005, the Company entered into a promissory note for $27,000 with a certain stockholder (collectively the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than July 5, 2005 and July 28, 2005, respectively.

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

On October 7, 2004, the Company entered into a Licensing Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes and other metabolic disorders in Murray, Utah.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
General and Administrative	174,500	—	252,900	—
Interest Expense, net	7,400	—	10,100	—
Discontinued operations	—	(13,700)	(20,800)	(47,300)
Net Loss	$(181,900)	$(13,700)	$(283,700)	$(47,300)

Comparison of the Three Months Ended December 31, 2004 and December 31, 2003.

Net Revenue. Net revenue for the three months ended December 31, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Cost of Revenue. Our cost of revenue for the three months ended December 31, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Selling, General and Administrative. Selling, general and administrative expenses increased $174,500 to $174,500 from $0 for the same period in 2003. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $13,700 to $0 from $13,700 for the same period in 2003. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2004 was approximately $181,900 compared to $13,700 for 2003. The increase in our net loss was a result of increased selling, general and administrative expenses incurred by us in 2004.

Comparison of the Nine months Ended December 31, 2004 and December 31, 2003.

Net Revenue. Net revenue for the nine months ended December 31, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Cost of Revenue. Our cost of revenue for the nine months ended December 31, 2004 and 2003 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $252,900 to $252,900 from $0 for the same period in 2003. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $26,500 to $20,800 from $47,300 for the same period in 2003. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2004 was approximately $283,700 compared to $47,300 for 2003. The increase in our net loss was a result of increase selling, general and administrative expenses incurred by us in 2004.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $264,200 during the nine months ended December 31, 2004, compared to net cash used of approximately $10,800 for the nine months ended December 31, 2003. The increase in cash used in operating activities is a result expenses we incurred in opening our first diabetic treatment center.

Net cash provided by financing activities totaled approximately $300,000 and $0 during the nine months ended December 31, 2004 and 2003, respectively. During the nine months ended December 31, 2004, financing activities consisted primarily of the proceeds from promissory notes from certain stockholders.

At December 31, 2004, we had cash balances in the amount of approximately $0. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $495,700 net operating loss carryforward for federal income tax purposes as of December 31, 2004. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISK FACTORS

A more comprehensive list of risk factors is set forth in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004 and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $495,700 as of December 31, 2004. In addition, we have consumed net cash used in operating activities of approximately $264,200 and $10,800 for the nine months ended December 31, 2004 and 2003, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2004. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Since we are in the early stage of development and have a limited operating history, it may be difficult for you to assess our business and future prospects.

We were incorporated on April 4, 2001 and engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel until August 2004. In August 2004 we ceased operations in the wholesale golf industry to fully pursue our new direction of opening diabetic treatment centers. Because of this limited operating history, our prospects are difficult to predict and must be considered in light of the risks, expenses and problems frequently encountered by companies that are in the early stages of development and that operate in new and rapidly changing markets which are discussed in greater detail in this section.

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

Mr. Arden Oliphant is currently serving as our CEO and Mr. Jeff Jones is serving as President and director. Neither Mr. Oliphant nor Mr. Jones has not had any previous experience managing a public company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations or that our management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity. Any inability to operate our business, manage our growth, comply with the regulatory requirements of a company subject to regulation by governmental agencies such as the Securities & Exchange Commission could reduce the efficiency of our business operations, thereby causing our operating expenses to increase and our operating margins to decrease.

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

If we complete future acquisitions, we may dilute existing stockholders by issuing more of our common stock or we may incur expenses related to debt and goodwill, which could reduce our earnings.

We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under generally accepted accounting principles, we are required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when we identify impairment. If we identify impairment and are required to write off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

If acquired businesses have unknown liabilities, then we could be exposed to liabilities that could harm our business and profitability.

Businesses we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws. Although we generally attempt to identify practices that may give rise to unknown or contingent liabilities and conform them to our standards after the acquisition, private plaintiffs or governmental agencies may still assert claims. Even though we generally seek to obtain indemnification from the sellers of businesses we buy, unknown and contingent liabilities may not be covered by indemnification or may exceed contractual limits or the financial capacity of the indemnifying party.

We are dependent on an exclusive supply agreement.

Our diabetic treatment business is dependent on its exclusive supply relationship with Diabetes Medical Development Corporation, d/b/a DiabMed. Through this agreement, we have obtained the exclusive right to market and sell certain technologies, including Pulse Insulin Therapy, to treat certain metabolic disorders. . Termination of the exclusive supply arrangement or failure to continue it on favorable terms would have a material adverse effect on our business, as would any interruption in the supply of products from DiabMed or its suppliers, whatever the cause.

Third party payors and government-sponsored programs may reduce payments to us.

Our future revenues will depend on reimbursement from third-party payors, such as managed care companies and government-sponsored health insurance programs. Third-party and governmental payors exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party and governmental payors (whether initiated by the payor or legislatively mandated) could have an adverse impact on our revenues.

Our sales and profitability are affected by the efforts of all payors to contain or reduce the cost of healthcare by lowering reimbursement rates and limiting the scope of covered services. Any changes that lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could adversely affect us. Furthermore, other changes in these reimbursement programs or in related regulations could adversely affect us. These changes may include modifications in the timing or processing of payments and more stringent reimbursement procedures. Any failure to comply with Medicare or Medicaid reimbursement procedures could result in delays in, or loss of, reimbursement and other sanctions, including fines and exclusion from participation in the programs.

If Congress or CMS changes the Medicare or Medicaid programs for dialysis, then our revenue and earnings could decrease.

If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our revenue and earnings may decline. Any of the following actions in connection with government programs could cause our revenue and earnings to decline:

•	a reduction of the amount paid to us under government programs;

•	an increase in the costs associated with performing our services that are subject to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates;

•	the inclusion of some or all ancillary services, for which we are now reimbursed separately, in the flat composite rate for a dialysis treatment; or

•	changes in laws, or the interpretations of laws, which could cause us to modify our operations.

If our business is alleged or found to violate heath care or other applicable laws, our revenue and earnings could decrease.

We are subject to extensive federal, state and local regulation. The laws that apply to our operations include, but are not limited to, the following:

•	fraud and abuse prohibitions under state and federal health care laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement rules, including false claims prohibitions under health care reimbursement laws;

•	rules regarding the collection, use, storage and disclosure of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, and state law equivalents of HIPAA;

•	facility licensure;

•	health and safety requirements;

•	environmental compliance; and

•	medical and toxic waste disposal.

Much of the regulation of our business, particularly in the areas of fraud and abuse and patient referral, is complex and open to differing interpretations. Due to the broad application of the statutory provisions and the absence in many instances of regulations or court decisions addressing the specific arrangements by which we conduct our business, including our arrangements with medical directors, physician stockholders and physician joint venture partners, governmental agencies could challenge some of our practices under these laws.

New regulations governing electronic transactions and the collection, use, storage, and disclosure of health information impose significant administrative and financial obligations on our business. If, after the required compliance date, we are found to have violated these regulations, we could be subject to:

•	criminal or civil penalties, including significant fines;

•	claims by people who believe their health information has been improperly used or disclosed; and

•	administrative penalties by payors.

Government investigations of health care providers, including dialysis providers, have continued to increase. We have been the subject of investigations in the past, and the government may investigate our business in the future. If any of our operations are found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our revenue and earnings could decline.

Changes in the health care delivery, financing or reimbursement systems could adversely affect our business.

The healthcare industry in the United States may be entering a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and relationships with referring physicians. In addition, proposals to reform the health care system have been considered by Congress. In light of the continued increases in the cost of health care and the current economic weakness, there may be new proposals to change the health care system and control costs. These proposals, if enacted, could further increase the government’s oversight role and involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

We operate in highly competitive businesses.

The healthcare industry is characterized by rapidly developing technology and increased competition. In all of our product and service lines, we compete with companies, large and small, located in the United States and abroad. Competition is strong in all of our lines without regard to the number and size of the competing companies involved. Some of our competitors and potential competitors have significantly greater financial, technical and sales resources than we do and may, in some locations, possess licenses or certificates that permit them to provide products and services that we cannot currently provide. We compete on a number of factors, including innovative products and services, customer loyalty and price.

There can be no assurance that we will not encounter increased or more effective competition in the future which could limit our ability to maintain or increase our business and adversely affect our operating results.

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

Of the shares of our common stock that are currently issued and outstanding, 10,000,500 shares are “restricted securities.” All of these shares are owned by our president, Jeff Jones. Mr. Jones is an affiliate of ours, as that term is defined in Rule 144 under the Securities Act. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act. All of the “restricted securities” are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above.

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

Our share price may be highly volatile.

The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us, or our competitors concerning products, technology, governmental regulatory actions, other events affecting healthcare companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are engaged in various legal and regulatory proceedings arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, we are of the opinion that the eventual resolution of such proceedings will not have a material adverse impact on our financial position or operating results. The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

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

Date: February 8, 2005

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Arden Oliphant
Name:	Arden Oliphant
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	February 8, 2005
Name:	Allan Woodlief	(Date)
Title:	Chief Financial Officer

By:	/s/ Jeff Arthur Jones	February 8, 2005
Name:	Jeff Arthur Jones	(Date)
Title:	President and Chairman

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.