Form 10KSB
period 2005-03-31
Diabetic Treatment Centers of America, Inc.
filed 2005-07-13
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for most recent fiscal year: $0

The aggregate market value of voting common equity held by non-affiliates of the Registrant was $1,479,336 as of July 7, 2005 based upon the closing price of the Registrant’s common stock reported for July 7, 2005. The number of shares of common stock of the Registrant outstanding as of July 7, 2005 is 23,249,759.

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE FIVE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JUNE 01, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-KSB

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

Until August 2004, through our wholly-owned subsidiary, A & Z Golf Corp., we engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal was to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy was to avail ourselves of our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers. Due to the low volume of purchases we made, it was difficult to reduce our cost of sales.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of operating diabetic treatment centers.

In October 2004, the Company entered into a license agreement with Diabetes Medical Development Corporation, d/b/a DiabMed. Under the terms of the license agreement, DiabMed was to provide exclusive marketing rights to market, promote, sell, manage and distribute certain technologies to treat diabetes and other metabolic disorders. Based on analysis of management and discussions with executives from DiabMed, the Company believes that DiabMed is in default of the license agreement between the Company and DiabMed. Diabetic Treatment Centers of America, Inc. is currently reviewing all options and remedies available to cure the alleged breach of the license agreement.

The Company acquired technology from Micro Vas in May 2005. This therapy increases the blood flow, tissue oxygenation and increases the antibiotic effects of increased blood flow, thus relieving the suffering from diabetic neuropathy and foot ulcers. The Company began treating patients with the Micro Vas therapy in June 2005.

Employees

We have assembled a management team led by our CEO, Arden Oliphant. We have 3 full time employees. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. We offer our employees a benefits package that includes vacation and medical coverage.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of $588,400 as of March 31, 2005. In addition, we have consumed cash in operating activities of approximately $339,600 and $26,200 for the years ended March 31, 2005 and 2004, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for a going concern uncertainty on our financial statements as of March 31, 2005. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Mr. Arden Oliphant is currently serving as our CEO and Mr. Jeff Jones is serving as President and director. Neither Mr. Oliphant nor Mr. Jones has had any previous experience managing a public company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations or that our management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity. Any inability to operate our business, manage our growth, comply with the regulatory requirements of a company subject to regulation by governmental agencies such as the Securities & Exchange Commission could reduce the efficiency of our business operations, thereby causing our operating expenses to increase and our operating margins to decrease.

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

Our future sales and profitability will be affected by the efforts of all payors to contain or reduce the cost of healthcare by lowering reimbursement rates and limiting the scope of covered services. Any changes that lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could adversely affect us. Furthermore, other changes in these reimbursement programs or in related regulations could adversely affect us. These changes may include modifications in the timing or processing of payments and more stringent reimbursement procedures. Any failure to comply with Medicare or Medicaid reimbursement procedures could result in delays in, or loss of, reimbursement and other sanctions, including fines and exclusion from participation in the programs.

If Congress or CMS changes the Medicare or Medicaid programs for dialysis, then our future revenue and earnings could be adversely affected.

If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our future revenue and earnings may be adversely affected. Any of the following actions in connection with government programs could cause our revenue and earnings to be adversely affected:

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

If our business is alleged or found to violate heath care or other applicable laws, our future revenue and earnings could be adversely affected.

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

Government investigations of health care providers, including dialysis providers, have continued to increase, and the government may investigate our business in the future. If any of our operations are found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our future revenue and earnings may be adversely affected.

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

Of the shares of our common stock that are currently issued and outstanding, 9,801,250 shares are “restricted securities.” All of these shares are owned by our president, Jeff Jones. Mr. Jones is an affiliate of ours, as that term is defined in Rule 144 under the Securities Act. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act. All of the “restricted securities” are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above. Specifically, subject to the satisfaction of the other conditions of Rule 144, of the 9,801,250 shares owned by Mr. Jones, 500 shares became eligible for resale on April 4, 2002, and the remainder of the shares became eligible for resale on June 5, 2002.

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

Mr. Jones, our executive officer and director beneficially owns approximately 42% of the voting power of our common stock. Mr. Jones is in a position to elect and remove directors and control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company is currently occupying an approximately 4,000 square foot office space at 975 East 5400 South, Suite 100, Salt Lake City, Utah, and this space also serves as our executive offices. Our rent for this location is $4,500 per month and our four year lease expires on July 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against us or our property contemplated by any governmental authority.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005 through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was traded on the OTC Bulletin Board from December 2003 to May 2004 under the symbol “FLGV.OB.” On June 1, 2004 our symbol changed to “FLGS.OB.” On August 8, 2005 our symbol changed to “DBTC.OB.” The following table presents the range of high and low quotations reported on the OTC Bulletin Board during the past six quarters. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Our common stock had a 5-for-1 forward stock split on June 1, 2004. We have approximately 86 stockholders of record as of June 1, 2005.

	High[1]	Low[1]
Fiscal 2004
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.08	$0.02
Fiscal 2005
First Quarter	$1.32	$0.11
Second Quarter	$1.00	$0.75
Third Quarter	$1.22	$0.58
Fourth Quarter	$0.71	$0.20

[1]	Prices are adjusted to reflect forward stock splits

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

Until August 2004, through our wholly-owned subsidiary, A & Z Golf Corp., we engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal was to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy was to avail ourselves of our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers. Due to the low volume of purchases we made, it was difficult to reduce our cost of sales.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of operating diabetic treatment centers.

In October 2004, the Company entered into a license agreement with Diabetes Medical Development Corporation, d/b/a DiabMed. Under the terms of the license agreement, DiabMed was to provide exclusive marketing rights to market, promote, sell, manage and distribute certain technologies to treat diabetes and other metabolic disorders. Based on analysis of management and discussions with executives from DiabMed, the Company believes that DiabMed is in default of the license agreement between the Company and DiabMed. Diabetic Treatment Centers of America, Inc. is currently reviewing all options and remedies available to cure the alleged breach of the license agreement.

The Company acquired technology from Micro Vas in May 2005. This therapy increases the blood flow, tissue oxygenation and increases the antibiotic effects of increased blood flow, thus relieving the suffering from diabetic neuropathy and foot ulcers. The Company began treating patients with the Micro Vas therapy in June 2005.

We expect that our diabetic treatment center will generate the majority, if not all, of our revenue in fiscal year 2006.

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

As a result of our current lack of available resources, and our declining orders from our sole customer, we ceased wholesale golf operations on August 4, 2004 to fully pursue a new business purpose by opening and operating diabetic treatment centers. On July 30, 2004, we hired Alireaz Falahati-Nini, M.D. and Arden Oliphant. Dr. Falahati-Nini is an experienced endocrinologist that will serve as our Chief Medical Officer and Mr. Oliphant will serve as our Chief Executive Officer. Both Dr. Falahati-Nini and Mr. Oliphant will serve as members of the Board of Directors. On September 28, 2004, Dr. Falahati-Nini resigned from his position as Chief Medical Officer and member of the Board of Directors. Mr. Jeff Jones remains as our President and Chairman of the Board of Directors.

The Company acquired Micro Vas Therapy technology in May 2005. This therapy increases the blood flow, tissue oxygenation and increases the antibiotic effects of increased blood flow, thus relieving the suffering from diabetic neuropathy and foot ulcers. The Company began treating patients with the Micro Vas therapy in June 2005. The Company will continue to solicit patients by direct marketing and doctor referral.

Comparison of the fiscal year ended March 31, 2005 and March 31, 2004.

CONSOLIDATED FINANCIAL INFORMATION

	2005	2004
Revenue	$—	$—
Cost of Revenue	—	—
General and Administrative	337,742	—
Interest Expense, net	17,995	—
Discontinued operations	(20,748)	(71,225)
Net Loss	$(376,485)	$(71,225)

Net Sales. Net revenue for the fiscal year ended March 31, 2005 and March 31, 2004 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Cost of Revenue. Cost of sales for the fiscal year ended March 31, 2005 and March 31, 2004 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers.

Selling, General and Administrative. Selling, general and administrative expenses increased approximately $337,700 to $337,700 from $0 for the same period in 2004. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $50,477 to $20,748 from $71,225 for the same period in 2004. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2005 was approximately $376,500 compared to $71,200 for 2004. The increase in our net loss was a result of increase selling, general and administrative expenses incurred by us in 2005.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $339,600 during the fiscal year ended March 31, 2005, compared to net cash used of approximately $26,200 for the fiscal year ended March 31, 2003. The increase in cash used in operating activities is a result expenses we incurred in preparing to open our first diabetic treatment center.

Net cash provided by financing activities totaled approximately $385,000 and $20,000 during the fiscal years ended March 31, 2005 and 2004, respectively. During 2004 and 2005, financing activities consisted of loans from stockholders.

At March 31, 2005 we had cash balances in the amount of approximately $9,600. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations. We are currently seeking additional capital financing to fund our operations.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $588,400 net operating loss carryforward for federal income tax purposes as of March 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Commitments

Except as shown in the following table, as of March 31, 2005, the Company did not have any material capital commitments, other than funding its operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

Future payments due on the Company’s contractual obligations as of March 31, 2005 are as follows:

	Total	2006	2007	2008-2009	Thereafter
Operating lease	180,000	54,000	54,000	72,000	—

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

None

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, executive officers and other key employees, and their ages, as of June 15, 2005 are as follows:

Name	Age	Position	Since
Jeff Arthur Jones	33	President and Director	April 4, 2001
Arden Oliphant	48	Chief Executive Officer	July 30, 2004

The terms of our director expires at the next annual meeting of the stockholders, the date for which has been set by the Board of Directors as August 11, 2005. Our director is currently serving a term of office until the next annual meeting of stockholders and until his successors are duly elected and qualified, or until he resigns or is removed.

Mr. Jones does not devote his full time to the management of our business operations.

None of the officers or directors of the Company is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than Diabetic Treatment Centers of America, Inc.

The business experience of each of the persons listed above during the past five years is as follows:

Jeff Arthur Jones Prior to founding A and Z Golf in April of 1999 as a sole proprietorship, Mr. Jones was an Assistant Golf Professional. During the last five years, Mr. Jones has served and continues to serve as Assistant Golf Professional at Golden Gate Country Club, Naples, Florida and as Tournament Director for Pine Lake Golf Club, Mt. Gilead, Ohio. His experience includes pro shop operations management, tournament organization and instruction. His skills include merchandising, personnel management, budget and inventory control.

Arden Oliphant Prior to joining the Company Mr. Oliphant founded his own consulting company, Golfing 2000, in January of 1997; Mr. Oliphant’s company provided direct sales and marketing consulting for both national companies and emerging e-commerce companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, that either failed to file or were delinquent in filing all such required reports.

Code of Ethics

We adopted the Diabetic Treatment Centers of America, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to the Company’s Investor Relations Department, c/o Diabetic Treatment Centers of America, Inc., 2394 41st Street SW, Naples, Florida 34116. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, our Chief Financial Officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2005 and 2004. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table

		Annual Compensation
Name and Position	Year	Salary ($)		Other Annual Compensation ($)
Arden Oliphant, CEO, Secretary and Director	2005		$34,000		—

Jeff Arthur Jones, President and Director(1)	2005 2004 2003	$ $ $	— 38,270 39,813	$ $ $	— — —

(1)	Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to approximately $16,673, were recorded as a capital contribution. During 2004, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services was recorded as a capital contribution.

Mr. Jones presently serves as our President. However, we do not pay Mr. Jones a salary.

The Company entered into an employment agreement with Arden Oliphant to be its Chief Executive Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $3,500 per month and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by the Board of Directors. Per the agreement, the base salary is adjusted to $5,000 per month from the date the clinic opens through the termination date of the agreement. To date, Mr. Oliphant has not met the any of the performance goals defined by his employment agreement and therefore has not been awarded any restricted shares of the Company’s common stock pursuant to the agreement.

Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf.

We do no have any employee stock option or other benefit plans.

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the Board of Directors or any committee thereof. As of March 31, 2005, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. Our board of directors does not have an audit or any other committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of March 31, 2005, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 23,249,759 shares of common stock outstanding as of June 15, 2005. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Jeff Arthur Jones (1)	9,801,250	42.2%
Arden Oliphant)	0	0.0%
All directors and officers (1 person)	9,801,250	42.2%

(1)	The address of each of our officers listed in the table is in care of Diabetic Treatment Centers of America, Inc, 975 East 5400 South, Suite 100, Salt Lake City, Utah 84117.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits and Financial Statements.

(A) Financial Statements and Schedules

See “Index to Financial Statements”

(B) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Diabetic Treatment Centers of America, Inc.(1)

3.2	By-laws of Diabetic Treatment Centers of America, Inc.(1)

14.1	Code of Ethics. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Board of Directors Pre-Approval Policy Regarding Independent Auditors. (2)

*	Filed Herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on February 12, 2002, File No. 333-82580
(2)	Incorporated by reference to the Registrant’s Form 10KSB dated March 31, 2004, filed on June 22, 2004, File No. 333-82580

(C) Reports on Form 8-K

On February 25, 2005, the Company filed a Current Report on Form 8-K to report that the Company believes that it is not in violation of any patents held by others and the Company did not know of any reasons for the increase in the volume of it’s stock trading or for the decline in the value of it’s stock.

On March 22, 2005 the Company filed a Current Report on Form 8-K to report that the Company had converted certain notes payable to common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A in 2005 and 2004, respectively, were approved by the Board of Directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of our annual financial statements for the years ended March 31, 2005 and March 31, 2004 and fees billed for other services rendered during those periods.

	Fiscal 2005		Fiscal 2004
Audit Fees	$23,500	(1)	$9,000	(1)
Audit-Related Fees(3)	-0-		-0-
Tax Fees(4)	-0-		-0-
Subtotal	$23,500		$9,000
All other Fees(5)	-0-		-0-
Total	$23,500		$9,000

(1)	Audit Fees – Audit fees billed to us by Tedder, James, Worden & Associates, P.A. for auditing our annual financial statements for 2004 and 2005 included in our annual report on Form 10-KSB and for reviewing our quarterly financial statements for 2005 included in our quarterly reports on Form 10-QSB.

(3)	Audit-Related Fees – There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(4)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services by Tedder, James, Worden & Associates, P.A.
(5)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Dated: July 12, 2005	By:	/S/ Arden Oliphant
	Name:	Arden Oliphant
	Title:	Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Dated: July 12, 2005	By:	/S/ Allan Woodlief
	Name:	Allan Woodlief
	Title:	Chief Financial Officer

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Financial Statements

March 31, 2005 and 2004

TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

CERTIFIED PUBLIC ACCOUNTANTS & BUSINESS ADVISORS

AN INDEPENDENTLY OWNED MEMBER OF THE RSM MCGLADREY NETWORK

Report of Independent Registered

Certified Public Accounting Firm

To the Board of Directors and Stockholders of DIABETIC TREATMENT CENTERS OF AMERICA, INC.:

We have audited the accompanying consolidated balance sheets of DIABETIC TREATMENT CENTERS OF AMERICA, INC. and Subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

July 6, 2005

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash	$9,589	$9,214
Accounts receivable	—	1,623

Total current assets	9,589	10,837

Property and equipment, net	40,865	—
Other assets	4,500	—

Total assets	$54,954	$10,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,574	$4,685
Accrued expenses	6,559	4,100
Loan from stockholders	—	20,000

Total current liabilities	26,133	28,785

Commitments and contingencies ( Note 8 and 10)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 50,000,000 shares authorized, 23,249,759 and 22,721,145 shares issued and outstanding at March 31, 2005 and 2004, respectively	2,325	2,272
Additional paid-in capital	614,896	191,695
Accumulated deficit	(588,400)	(211,915)

Total stockholders’ equity (deficit)	28,821	(17,948)

Total liabilities and stockholders’ equity (deficit)	$54,954	$10,837

See accompanying notes to consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Consolidated Statements of Operations

For The Years Ended March 31, 2005 and 2004

	2005	2004
Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

General and administrative expenses
Payroll and related expenses	91,946	—
Investor relations	62,190	—
Licensing fees	50,000	—
Rent	36,000	—
Marketing and advertising	34,574	—
Professional fees	7,313	—
Depreciation	4,186	—
Other general and administrative expenses	51,533	—

Total expenses	337,742	—

Loss from continuing operations	(337,742)	—

Interest expense, net	(17,995)	—

Net loss from continuing operations	$(355,737)	$—

Loss from discontinued operations	(20,748)	(71,225)

Net loss	$(376,485)	$(71,225)

Weighted average common shares outstanding	22,742,869	22,721,145

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.00)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

For The Years Ended March 31, 2005 and 2004

	Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Par Value
Balances at March 31, 2003	22,721,145	$2,272	$153,425	$(140,690)	$15,007

Capital contribution – forgiveness of salary	—	—	38,270	—	38,270
Net loss	—	—	—	(71,225)	(71,225)

Balances at March 31, 2004	22,721,145	$2,272	$191,695	$(211,915)	$(17,948)

Conversion of loans to common stock	528,614	53	423,201	—	423,254
Net loss	—	—	—	(376,485)	(376,485)

Balances at March 31, 2005	23,249,759	$2,325	$614,896	$(588,400)	$28,821

See accompanying notes to consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

For The Years Ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss from continuing operations	$(355,737)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(20,748)	(71,225)
Depreciation	4,186	—
Interest on loans from stockholders	18,254	—
Contributed services	—	38,270
Changes in operating assets and liabilities:
Accounts receivable	1,623	(537)
Other assets	(4,500)	—
Accounts payable	14,889	3,905
Accrued expenses	2,459	3,350

Net cash used in operating activities	(339,574)	(26,237)

Cash flows from investing activities:
Purchase of property and equipment	(45,051)	—

Net cash used in investing activities	(45,051)	—

Cash flows from financing activities:
Loans from stockholders	385,000	20,000

Net cash provided by financing activities	385,000	20,000

Net increase (decrease) in cash	375	(6,237)

Cash, beginning of period	$9,214	$15,451

Cash, end of period	$9,589	$9,214

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$6

Non cash financing activities:
Conversion of loans from
stockholders to common stock	$423,254	$—

See accompanying notes to consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. (‘Diabetic”, ”Flagstick” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On June 5, 2001 Flagstick issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. Flagstick’s activities were devoted primarily to the wholesaling of golf equipment.

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

The Company acquired technology from Micro Vas in May 2005 and began treating patients with the Micro Vas therapy in June 2005.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended March 31, 2005 and 2004, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Stock Split. On June 1, 2004, the Company effectuated a five for one forward split of its common stock. The financial statements have been adjusted retroactively to account for the split.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $588,400 as of March 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $339,600 and $26,200 for the years ended March 31, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering and obtaining operating funds from stockholders. The Company is continuing to seek other sources of financing and attempting to increase revenues and has changed its core business of wholesale golf equipment to owning and operating diabetic treatment centers. There are no assurances that the Company will be successful in achieving its goals.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Fair Value of Financial Instruments. SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” requires the disclosures of the fair value of financial instruments. The Company’s financial instruments, including cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these instruments.

Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Major replacements and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets.

Description	Estimated Useful Lives
Machinery and equipment	3 – 5 years
Furniture and fixtures	5
Leasehold improvements	4

Impairment of Long-Lived Assets. The carrying values of long-lived assets are reviewed if the facts and circumstances indicate a potential impairment of their carrying values. Management evaluates the recoverability of the net carrying value of its property and equipment by comparing the carrying values to the estimated future undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Any loss on impairment is recognized by a charge to operations in the period identified.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company issued 10,000,000 restricted shares of the Company’s common stock to Mr. Jeff Jones, the founder and original sole shareholder. The shares were issued in exchange for receivables that originated from Mr. Jones sole proprietorship valued at $.001526 per share for a total of $15,262.

On December 12, 2002, the Company issued 12,720,645 shares of common stock for net proceeds of $100,473.

On June 1, 2004, the Company effectuated a five for one forward split of its common stock. The financial statements have been adjusted retroactively to account for the split.

On March 23, 2005 the Company issued 528,614 shares to convert both the principal balance and accrued interest of promissory notes held by certain shareholders. At the date of the conversion the principal and accrued interest on the loans from stockholders were $405,000 and $18,254, respectively.

NOTE 5 – DEFERRED INCOME TAXES

The Company has a net operating loss carryforward for income tax purposes of $588,400 that may be offset against future taxable income. The carryforward loss expires in the year 2021. Due to the uncertainty regarding the success of the future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The deferred tax assets, liabilities and valuation allowances as of March 31, 2005 and 2004 consist of the following:

	March 31,
	2005	2004
Deferred tax assets arising from net operating losses	$199,877	$71,872
Less: Valuation allowance	(199,877)	(71,872)

Net deferred tax liabilities	$—	$—

Net deferred tax assets	$—	$—

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 6 – ACCRUED EXPENSES

Accrued expenses of the Company as of March 31, 2005 and 2004 consisted of the following:

	March 31,
	2005	2004
Accrued rent expenses	$4,500	$3,750
Accrued interest expense	—	333
Accrued payroll expense	2,059	17

Total accrued expenses	$6,559	$4,100

NOTE 7 – LOAN FROM STOCKHOLDERS

On February 2, 2004, the Company entered into two promissory notes for $10,000 each with certain stockholders. On June 8, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On July 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On August 12, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On September 2, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On September 29, 2004, the Company entered into a promissory note for $75,000 with a certain stockholder. On October 7, 2004, the Company entered into a promissory note for $75,000 with a certain stockholder. On November 27, 2004, the Company entered into a promissory note for $25,000 with a certain stockholder. On December 17, 2004, the Company entered into a promissory note for $25,000 a certain stockholder. On January 5, 2005, the Company entered into a promissory note for $23,000 with a certain stockholder. On January 28, 2005, the Company entered into a promissory note for $27,000 with a certain stockholder. On March 3, 2005, the Company entered into a promissory note for $35,000 with a certain stockholder (collectively the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than six months from the date of issuance. On March 23, 2005 the Company reached an agreement with the stockholders to convert both the principal balance and the accrued interest into the Company’s common stock at a conversion rate of $0.80 per share. The Company issued 528,614 shares of common stock in the conversion of the promissory notes.

NOTE 8 – OPERATING LEASE OBLIGATION

The Company is currently opening a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which will also serve as our executive offices. Our rent for this location is $4,500 per month and our four year lease expires on July 31, 2008. Rental expense during the year ended March 31, 2005 amounted to $36,000.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

Future minimum lease payments under non-cancelable operating leases (with initial or remaining terms in excess of one year) as of March 31, 2005 are as follows:

Year ended March 31,	Operating leases
2006	$54,000
2007	54,000
2008	54,000
2009	18,000

Total minimum lease payments	$180,000

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2005:

Machinery and equipment	$28,311
Furniture and fixtures	14,087
Leasehold improvements	2,653

45,051
Less accumulated depreciation	(4,186)

Total net property and equipment	$40,865

Depreciation expense charged to operations was $4,186 and $0 for the years ended March 31, 2005 and 2004, respectively.

NOTE 10 – EMPLOYMENT AGREEMENT

Effective September 1, 2001, A & Z Golf Corp. agreed in principal to compensate Jeff Jones at a rate of $3,000 a month. This agreement is cancelable by either party upon 30 days written notice. Prior to September 1, 2001, Mr. Jones’ services were donated to A & Z Golf Corp. and the value of those services which amounted to $16,673, were recorded as a capital contribution. Payroll and payroll related expenses forgiven during the years ended March 31, 2005 and 2004 amounted to $0 and $38,270, respectively. As of April 1, 2004, Mr. Jones agreed to cancel this employment agreement as the Company searches for new executives.

Employment Agreement – Chief Executive Officer. In accordance with the new direction of the Company, our Board of Directors entered into an employment agreement with Arden Oliphant to be its Chief Executive Officer. The agreement commenced on July 30, 2004 and expires on July 30, 2006. The agreement includes the payment of a base salary of $3,500 per month and up to 1,000,000 shares of restricted stock based upon performance goals defined in the agreement by the Board of Directors. Per the employment agreement, the base salary is adjusted to $5,000 per month from the date the clinic opens through the termination date of the employment agreement. To date, Mr. Oliphant has not met the any of the performance goals defined by his employment agreement and therefore has not been awarded any restricted shares of the Company’s common stock pursuant to the employment agreement.

NOTE 11 – LICENSING AGREEMENT

Agreement with DiabMed. On October 7, 2004, the Company entered into a licensing agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain

DIABETIC TREATMENT CENTERS OF AMERICA, INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005 and 2004

technologies and products used to treat diabetes and other metabolic disorders in Murray, Utah. Upon signing the agreement, the Company paid $50,000 which it recorded in the financial statements as Licensing Fees. As of June 1,2005, based on analysis of management and discussions with executives from DiabMed, the Company believes that DiabMed is in default of the licensing agreement between the Company and DiabMed. Diabetic Treatment Centers of America, Inc. is currently reviewing all options and remedies available to cure the alleged breach of the licensing agreement.

NOTE 12 – SUBSEQUENT EVENTS

Promissory Note. On April 12, 2005, the Company entered into a promissory note for $30,000 with a certain stockholder. On May 18, 2005, the Company entered into a promissory note for $40,000 with a certain stockholder. On June 29, 2005, the Company entered into a promissory note for $10,000 with a certain stockholder (collectively the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than April 12, 2006, May 18, 2006, and June 29, 2006, respectively.