Form 10QSB
period 2005-06-30
Diabetic Treatment Centers of America, Inc.
filed 2005-08-08
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 4, 2005: 23,249,759 shares of common stock, $.0001 par value per share.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Balance Sheet

June 30, 2005
(unaudited)
Assets
Current assets :
Cash	$5,944
Accounts receivable	919

Total current assets	6,863

Property and equipment, net	56,251
Other assets	4,500

Total assets	$67,614

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$31,670
Accrued expenses	5,644
Accrued payroll expenses	5,595
Loans from stockholders	80,000

Total current liabilities	122,909

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 23,249,759 shares issued and outstanding at June 30, 2005	2,325
Additional paid-in capital	614,896
Accumulated deficit	(672,516)

Total stockholders’ deficit	(55,295)

Total liabilities and stockholders’ deficit	$67,614

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Revenue	$919	$—
Cost of revenue	—	—

Gross profit	919	—

General and administrative expenses
Payroll and related expenses	30,468	—
Professional fees	14,547	—
Rent	13,500	—
Depreciation	2,840	—
Marketing and advertising	789	—
Other general and administrative expenses	21,747	—

Total expenses	83,891	—

Loss from continuing operations	(82,972)	—

Interest expense, net	(1,144)	—

Net loss from continuing operations	$(84,116)	$—

Loss from discontinued operations	—	(13,180)

Net loss	$(84,116)	$(13,180)

Weighted average common shares outstanding	23,249,759	22,721,145

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(84,116)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	(13,180)
Depreciation	2,840	—
Changes in operating assets and liabilities:
Accounts receivable	(919)	(3,419)
Accrued payroll expenses	3,536	—
Accounts payable	12,096	3,949
Accrued expenses	1,144	1,343

Net cash used in operating activities	(65,419)	(11,307)

Cash flows from investing activities:
Purchase of property and equipment	(18,226)	—

Net cash used in investing activities	(18,226)	—

Cash flows from financing activities:
Loans from stockholders	80,000	25,000

Net cash provided by financing activities	80,000	25,000

Net increase (decrease) in cash	(3,645)	13,693

Cash, beginning of period	$9,589	$9,214

Cash, end of period	$5,944	$22,907

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

June 30, 2005

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. and subsidiary (collectively, the “Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001, the Company issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001, A&Z Golf Corp. was incorporated as a wholly owned subsidiary of the Company. On June 5, 2001, the Company issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. From inception until August 2004, the Company’s activities were devoted primarily to the wholesaling of golf equipment.

Name Change. On July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect its new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of owning and operating diabetic treatment centers.

Principles of Consolidation. The Company’s consolidated financial statements for the three months ended June 30, 2005 and 2004, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

June 30, 2005

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operation, for the year ended March 31, 2005, contained in the Company’s March 31, 2005 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $673,000 as of June 30, 2005. In addition, the Company has consumed cash in its operating activities of approximately $65,400 and $11,300 for the three months ended June 30, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LOANS FROM STOCKHOLDERS

On April 12, 2005, the Company entered into a promissory note for $30,000 with a certain stockholder. On May 18, 2005, the Company entered into a promissory note for $40,000 with a certain stockholder. On June 29, 2005, the Company entered into a promissory note for $10,000 with a certain stockholder (collectively, the “Notes”). The Notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than April 12, 2006, May 18, 2006, and June 29, 2006, respectively. As of June 30, 2005, accrued interest payable of $1,144 is included in accrued expenses in the accompanying consolidated balance sheet.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements

June 30, 2005

NOTE 5 – SUBSEQUENT EVENTS

Promissory Note. On July 14, 2005, the Company entered into a promissory note for $10,000 with a certain stockholder. On August 1, 2005, the Company entered into a promissory note for $10,000 with a certain stockholder. The promissory notes are unsecured, bear interest at 10 percent per annum and are to be repaid no later than July 14, 2006 and August 1, 2006 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2005, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

Overview

Diabetic Treatment Centers of America, Inc. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our former president, Jeff Arthur Jones, as a sole proprietorship under the name “A and Z Golf.” We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001, in exchange for 10,000,000 shares of our common stock. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

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

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of owning and operating diabetic treatment centers.

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

As a result of our current lack of available resources, and our declining orders from our sole customer, we ceased wholesale golf operations on August 4, 2004 to fully pursue a new business purpose by opening and operating diabetic treatment centers. On July 30, 2004, we hired Alireaz Falahati-Nini, M.D. and Arden Oliphant. Dr. Falahati-Nini is an experienced endocrinologist that will serve as our Chief Medical Officer and Mr. Oliphant will serve as our Chief Executive Officer. Both Dr. Falahati-Nini and Mr. Oliphant will serve as members of the Board of Directors. On September 28, 2004, Dr. Falahati-Nini resigned from his position as Chief Medical Officer and member of the Board of Directors. Mr. Jeff Jones will remain as our Chairman of the Board of Directors.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,
	2005	2004
Revenue	$919	$—
Cost of Revenue	—	—
General and Administrative	83,891	—
Interest Expense, net	1,144	—
Discontinued operations	—	(13,180)
Net Loss	$(84,116)	$(13,180)

Comparison of the Three Months Ended June 30, 2005 and June 30, 2004.

Net Revenue. Net revenue for the three months ended June 30, 2005 was $919 and was $0 in 2004. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers. The Company began treating patients in June of 2005

Cost of Revenue. Our cost of revenue for the three months ended June 30, 2005 and 2004 was $0. The Company ceased operating in the wholesale golf industry in August 2004 to fully pursue its new direction of opening diabetic treatment centers. The Company provides services with no direct cost associated with the services.

Selling, General and Administrative. Selling, general and administrative expenses increased $83,891 to $83,891 from $0 for the same period in 2004. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $13,180 to $0 from $13,180 for the same period in 2004. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2005 was approximately $84,100 compared to $13,180 for 2004. The increase in our net loss was a result of increased general and administrative expenses incurred by us in 2005.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $65,400 during the three months ended June 30, 2005, compared to net cash used of approximately $11,300 for the three months ended June 30, 2004. The increase in cash used in operating activities is a result of expenses we incurred in opening our first diabetic treatment center.

Net cash provided by financing activities totaled approximately $80,000 and $25,000 during the three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 and 2004 financing activities consisted primarily of the proceeds from promissory notes from certain stockholders.

At June 30, 2005, we had cash balances in the amount of approximately $5,900. Our principal source of funds has been cash generated from financing activities as described above. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund our financing needs by issuance of debt and equity. Our management has been exploring a number of other options to meet our obligations and future capital requirements, including the possibility of an equity offering and/or a debt financing. There can be no assurance financing will be available or accessible on reasonable terms.

Our failure to generate operating profits since inception raises substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and we currently have inadequate capital to fund our business strategies. We may be unable to raise the funds necessary for implementing all of our business strategies, which could severely limit our operations.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $673,000 net operating loss carryforward for federal income tax purposes as of June 30, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RISK FACTORS

A more comprehensive list of risk factors is set forth in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005 and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $673,000 as of June 30, 2005. In addition, we have consumed net cash used in operating activities of approximately $65,400 and $11,300 for the three months ended June 30, 2005 and 2004, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2005. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Mr. Arden Oliphant is currently serving as our CEO. Mr. Oliphant has not had any previous experience managing a public company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations or that our management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity. Any inability to operate our business, manage our growth, comply with the regulatory requirements of a company subject to regulation by governmental agencies such as the Securities & Exchange Commission could reduce the efficiency of our business operations, thereby causing our operating expenses to increase and our operating margins to decrease.

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

Mr. Jones, our chairman and director beneficially owns approximately 42% of the voting power of our common stock. Mr. Jones is in a position to elect and remove directors and control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13q-15 as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

Date: August 8, 2005

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Arden Oliphant
Name:	Arden Oliphant
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	August 8, 2005
Name:	Allan Woodlief	(Date)
Title:	Chief Financial Officer

By:	/s/ Jeff Arthur Jones	August 8, 2005
Name:	Jeff Arthur Jones	(Date)
Title:	Chairman

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.