Form 10QSB
period 2005-09-30
Diabetic Treatment Centers of America, Inc.
filed 2005-11-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2005: 23,249,759 shares of common stock, $0.0001 par value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Balance Sheet

September 30, 2005
(unaudited)
Assets
Current assets:
Accounts receivable	$19,387

Total current assets	19,387

Property and equipment, net	55,640
Other assets	5,350

Total assets	$80,377

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$70,069
Accrued expenses	8,496
Loans from stockholders	150,500

Total current liabilities	229,065

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 23,249,759 shares issued and outstanding at September 30, 2005	2,325
Additional paid-in capital	614,896
Accumulated deficit	(765,909)

Total stockholders’ deficit	(148,688)

Total liabilities and stockholders’ deficit	$80,377

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$18,468	$—	$19,387	$—
Cost of revenue	28,933	—	28,933	—

Gross loss	(10,465)	—	(9,546)	—

General and administrative expenses
Marketing and advertising	3,516	18,500	4,305	18,500
Depreciation	1,513	329	4,353	329
Professional fees	11,093	563	25,640	563
Rent	10,055	9,000	23,555	9,000
Payroll and related expenses	22,432	18,301	52,900	18,301
Investor relations	—	20,000	—	20,000
Other general and administrative expenses	31,055	11,772	52,802	11,772

Total general and administrative expenses	79,664	78,465	163,555	78,465

Loss from continuing operations	(90,129)	(78,465)	(173,101)	(78,465)

Interest expense	(3,264)	(1,989)	(4,408)	(2,668)
Net loss from continuing operations	$(93,393)	$(80,454)	$(177,509)	$(81,113)

Loss from discontinued operations	—	(8,247)	—	(20,748)

Net loss	$(93,393)	$(88,701)	$(177,509)	$(101,881)

Weighted average common shares outstanding	23,249,759	22,721,145	23,249,759	22,721,145

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(177,509)	$(81,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	(20,748)
Depreciation	5,810	329
Changes in operating assets and liabilities:
Accounts receivable	(19,387)	1,623
Other assets	(850)	(4,500)
Accounts payable	50,495	338
Accrued expenses	1,937	7,651

Net cash used in operating activities	(139,504)	(96,440)

Cash flows from investing activities:
Purchase of property and equipment	(20,585)	(21,043)

Net cash used in investing activities	(20,585)	(21,043)

Cash flows from financing activities:
Loans from stockholders	150,500	175,000

Net cash provided by financing activities	150,500	175,000

Net increase (decrease) in cash	(9,589)	57,517

Cash, beginning of period	$9,589	$9,214

Cash, end of period	$—	$66,731

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2005, contained in the Company’s March 31, 2005 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $765,900 as of September 30, 2005. In addition, the Company has consumed cash in its operating activities of approximately $139,500 and $96,400 for the six months ended September 30, 2005 and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. and subsidiary (collectively the “Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 50,000,000 shares of common stock, par value $0.0001. On April 4, 2001, the Company issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001, A&Z Golf Corp. was incorporated as a wholly owned subsidiary of the Company. On June 5, 2001, the Company issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. From inception until August 2004, the Company’s activities were devoted primarily to the wholesaling of golf equipment.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2005

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION, CONTINUED

Principles of Consolidation. The Company’s consolidated financial statements for the three and six months ended September 30, 2005 and 2004, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. In the opinion of management, no provision is deemed necessary for uncollectible accounts at September 30, 2005.

Cost of Revenue. The components of cost of revenue in the accompanying consolidated statements of operations include all direct labor and direct material associated with the delivery of Company’s medical treatments and other services. In addition, an allocation of overhead costs is included in cost of revenue.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2005

NOTE 4 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at September 30, 2005 and their related accrued interest:

Due Date	Principal Amount	Accrued Interest
04/12/06	$30,000	$1,405
05/18/06	40,000	1,484
06/29/06	10,000	253
07/14/06	10,000	210
08/01/06	10,000	164
08/15/06	10,000	126
08/29/06	25,000	222
09/14/06	5,500	24
09/27/06	10,000	8

Total	$150,500	$3,897

The loans from stockholders are unsecured notes that bear interest at 10 percent per annum. As of September 30, 2005, accrued interest payable of $3,897 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from stockholders and related accrued interest are due no later than one year from the date of the loan.

NOTE 5 - LEASE AGREEMENTS

The Company currently operates a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, and also serve as our executive offices. Our rent for this location is $4,500 per month and will increase each year based on the Western Region Consumer Price Index. This lease expires on July 31, 2008.

NOTE 6 - EMPLOYMENT AGREEMENTS

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2005

NOTE 7 – SUBSEQUENT EVENTS

Promissory Note. On October 20, 2005, the Company entered into a promissory note for $30,000 with New Life Diabetic Treatment, LLC. The note is unsecured, bears interest at 10 percent per annum and is to be repaid no later than October 20, 2006.

Board of Directors. On October 14, 2005, the Board of Directors of the Company expanded the board to three members and elected Mr. Robert Genesi to fill the vacancy on the board created by the expansion from two to three members. Mr. Genesi has extensive experience with start-up companies and turnaround situations in the technology sector, including the storage industry sector. He has in excess of 25 years of operating experience in senior and corporate level positions with a variety of major technology firms. Mr. Genesi was President and CEO of IData Corporation, a company that develops linear storage products. Mr. Genesi was President and COO of Read-Rite Corporation from 1987 to 1993, President of Rexon Corporation from 1994 to 1996, and President of DAS Devices from 1997 to 1998. He has been involved in many different areas during his career, including production, finance, marketing, and human resources. Mr. Genesi is an engineer by training.

The Company does not have any committees of the Board of Directors and there were no arrangements or understandings between Mr. Genesi and existing Board members other than Mr. Genesi becoming a member of the management team. There have been no related party transactions between Mr. Genesi and the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2006, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

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

Until August 2004, through our wholly-owned subsidiary, A & Z Golf Corp., we engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal was to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy was to benefit from our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers. Due to the low volume of purchases we made, it was difficult to improve our cost of sales.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing our name from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, we ceased operating in the wholesale golf industry to fully pursue our new direction of owning and operating diabetic treatment centers. Our prior wholesale golf operations are included on the statement of operations as discontinued operations.

On October 7, 2004, we entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah. As of November 2005, DiabMed has not provide a licensing agreement with terms that are acceptable to us, and therefore, we have been unable to finalize this agreement

We acquired Microvas Therapy technology in May 2005. The therapy is delivered with a machine with emitter pads that directs powerful electronic waveforms though a patient’s limb or body to stimulate neuromuscular contractions. This therapy increases the blood flow through the treatment area increasing blood oxygen, helping move antibiotics to wounds and induces involuntary exercise of muscles. This therapy can be used to treat diabetic neuropathy, hypoxia, foot ulcers and a variety of other medical disorders. We began treating patients with the Microvas therapy in June 2005.

We expect that our diabetic treatment center will generate the majority, if not all, of our revenue in fiscal year 2006.

Plan of Operation

In June 2004, with the decline of our wholesale golf operations, we began pursuing a new business direction of owning and operating diabetic treatment centers. Our goal is to acquire the latest technologies to treat diabetics and those suffering from neuropathy, hypoxia and foot ulcers. In October 2004, we entered into an agreement to acquire certain technologies and products to treat diabetics from Diabetes Medical Development d/b/a DiabMed. As of November 2005, we have been unable to reach terms agreeable to both parties. We are continuing to seek remedies pursuant to the agreement signed by us in October 2004. To continue with our goal of acquiring the latest technologies for treating the symptoms caused by diabetes, we acquired Microvas Technology in June 2005.

Microvas therapy is delivered with a machine with emitter pads that directs powerful electronic waveforms though a patient’s limb or body to stimulate neuromuscular contractions. Microvas causes muscle fascirculation and contraction-relaxation cycles that effectively pumps blood through the microcirculation. The therapy increases the blood flow through the treatment area increasing blood oxygen, helping move antibiotics to wounds and induces involuntary exercise of muscles. The therapy can be used to treat diabetic neuropathy, hypoxia and foot ulcers

Currently we are building a model with our treatment center in the Salt Lake City area and plan to expand our operations throughout the United States. These future facilities may be owned by us, operated through a franchise agreement, joint venture or partnership.

We continue to operate with very limited capital. We have been unable to locate a consistent source of financing for use in our operational or expansion plans. In the absence of additional financing, we will be unable to pursue our expansion plan.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenue	$18,500	$—	$19,400	$—
Cost of Revenue	28,900	—	28,900	—
General and Administrative	79,700	78,500	163,600	78,500
Interest Expense	(3,300)	(2,000)	(4,400)	(2,700)
Discontinued operations	—	(8,200)	—	(20,800)
Net Loss	$(93,400)	$(88,700)	$(177,500)	$(101,900)

Comparison of the Three Months Ended September 30, 2005 and September 30, 2004.

Net Revenue. Net revenue increased $18,500 compared to $0 in 2004. We had no revenue in 2004 since we ceased operating in the wholesale golf industry in August 2004. We are pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 18 patients in 2005.

Cost of Revenue. Our cost of revenue increased to from $0 in 2004 to $28,900 in 2005. The Company had no cost of revenue in 2004 since it ceased operating in the wholesale golf industry in August 2004. We are pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 18 patients in 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased $1,200 to $79,700 from $78,500 for the same period in 2004. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area. These expenses include increases of $4,100 of payroll, $10,500 of professional fees, $1,100 of rent, $3,500 of advertising, $1,200 of depreciation, $18,200 associated with the shareholder proxies and annual meeting and $900 in other miscellaneous expenses and decreases of $20,000 of investor relations, $1,400 of stock transfer fees, $1,900 of signage and $18,500 of marketing services.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $8,200 to $0 from $8,200 for the same period in 2004. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2005 was approximately $93,400 compared to $88,700 for 2004. The increase in our net loss was a result of increased selling, general and administrative expenses incurred by us in 2005.

Comparison of the Six Months Ended September 30, 2005 and September 30, 2004.

Net Revenue. Net revenue increased $19,400 compared to $0 in 2005. We had no revenue in 2004 since it ceased operating in the wholesale golf industry in August 2004. The company is pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 18 patients in 2005

Cost of Revenue. Our cost of revenue increased to from $0 in 2004 to $28,900 in 2005. We had no cost of revenue in 2004 since it ceased operating in the wholesale golf industry in August 2004. We are pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 18 patients in 2005

Selling, General and Administrative. Selling, general and administrative expenses increased $85,100 to $163,600 from $78,500 for the same period in 2004. This increase can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area. These expenses include increases of $34,600 of payroll, $25,100 of professional fees, $14,600 of rent, $2,500 of office expenses, $5,200 of web hosting, $2,000 of taxes, $5,600 of utilities, $4,300 of advertising, $4,000 of depreciation, $18,200 associated with the shareholder proxies and annual meeting and $1,800 in other miscellaneous expenses and decreases of $20,000 of investor relations, $1,900 of signage and $18,500 of marketing and $1,000 of stock transfer fees.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $20,800 to $0 from $20,800 for the same period in 2004. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2005 was approximately $177,500 compared to $101,900 for 2004. The increase in our net loss was a result of increase selling, general and administrative expenses incurred by us in 2005.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $139,500 during the six months ended September 30, 2005, compared to net cash used of approximately $96,400 for the six months ended September 30, 2004. The increase in cash used in operating activities is a result of opening our clinic in Salt Lake City. These expenses include an increase in wages, professional fees, rent, software and expenses related to the shareholders’ annual meeting paid by us during 2005.

Net cash provided by financing activities totaled $150,500 and $175,000 during the six months ended September 30, 2005 and 2004, respectively. During the six months ended September 30, 2005, financing activities consisted primarily of the proceeds from promissory notes from certain stockholders.

At September 30, 2005, we had cash balances in the amount of $0. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations.

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

Revenue Recognition. We recognize revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. These third-party payers consist of private insurance and Medicaid. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. We are not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months and six months ended September 30, 2005.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $766,000 net operating loss carryforward for federal income tax purposes as of September 30, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $766,000 as of September 30, 2005. In addition, we have consumed net cash used in operating activities of approximately $139,500 and $96,400 for the six months ended September 30, 2005 and 2004, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2005. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Third party payers and government-sponsored programs may reduce payments to us.

Our future revenues will depend on reimbursement from third-party payers, such as managed care companies and government-sponsored health insurance programs. Third-party and governmental payers exercise significant control over patient access and increasingly use their enhanced bargaining power to secure discounted rates and other concessions from providers. This trend, as well as other changes in reimbursement rates, policies or payment practices by third-party and governmental payers (whether initiated by the payer or legislatively mandated) could have an adverse impact on our revenues.

Our sales and profitability are affected by the efforts of all payers to contain or reduce the cost of healthcare by lowering reimbursement rates and limiting the scope of covered services. Any changes that lower reimbursement levels under Medicare, Medicaid or private pay programs, including managed care contracts, could adversely affect us. Furthermore, other changes in these reimbursement programs or in related regulations could adversely affect us. These changes may include modifications in the timing or processing of payments and more stringent reimbursement procedures. Any failure to comply with Medicare or Medicaid reimbursement procedures could result in delays in, or loss of, reimbursement and other sanctions, including fines and exclusion from participation in the programs.

If Congress or CMS changes the Medicare or Medicaid programs for diabetic treatment, then our future revenue and earnings could be adversely affected.

If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our future revenue and earnings may be adversely affected. Any of the following actions in connection with government programs could cause our revenue and earnings to be adversely affected:

•	a reduction of the amount paid to us under government programs;

•	an increase in the costs associated with performing our services that are subject to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates;

•	the inclusion of some or all ancillary services, for which we are now reimbursed separately, in the flat composite rate for a dialysis treatment; or

•	changes in laws, or the interpretations of laws, which could cause us to modify our operations.

If our business is alleged or found to violate heath care or other applicable laws, our future revenue and earnings could be adversely affected.

We are subject to extensive federal, state and local regulation. The laws that apply to our operations include, but are not limited to, the following:

•	fraud and abuse prohibitions under state and federal health care laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement rules, including false claims prohibitions under health care reimbursement laws;

•	rules regarding the collection, use, storage and disclosure of patient health information, including the federal Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, and state law equivalents of HIPAA;

•	facility licensure;

•	and health and safety requirements.

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

New regulations governing electronic transactions and the collection, use, storage, and disclosure of health information impose significant administrative and financial obligations on our business. If, after the required compliance date, we are found to have violated these regulations, we could be subject to:

•	criminal or civil penalties, including significant fines;

•	claims by people who believe their health information has been improperly used or disclosed; and

•	administrative penalties by payers.

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

Risks Related to Our Securities

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The sale of a substantial amount of our restricted shares under rule 144 may adversely affect our ability to raise capital in the future through the sale of equity securities.

Of the shares of our common stock that are currently issued and outstanding, 9,801,250 shares are “restricted securities.” All of these shares are owned by our president, Jeff Jones. Mr. Jones is an affiliate of ours, as that term is defined in Rule 144 under the Securities Act. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act. All of the “restricted securities” are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above. Specifically, subject to the satisfaction of the other conditions of Rule 144, of the 9,801,250 shares owned by Mr. Jones, 500 shares became eligible for resale on April 4, 2002, and the remainder of the shares became eligible for resale on September 5, 2002.

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

Mr. Jeff Jones, our founder and former officer and director of the company, can significantly influence company actions that other stockholders may not approve of.

Mr. Jeff Jones, our former executive officer and director beneficially owns approximately 42% of the voting power of our common stock. Mr. Jones can control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 11, 2005, the Company held its annual meeting of shareholders at which time the shareholders: (i) elected Arden Oliphant and Allen Woodlief as directors to hold office until the election of their successors; (ii) ratified the Company’s selection and appointment of Tedder, James, Worden & Associates, P.A. as independent registered certified public accountants for 2006; (iii) and adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan. The director nominees who received shareholder approval accepted the invitation to succeed directors. The following table indicates the voting tabulations of the shareholders present in person or by proxy at the 2005 annual meeting of shareholders:

	For	Against	Withheld
Election of Arden Oliphant	20,942,736		47,284
Election of Allen Woodlief	20,051,036		937,984
Appointment of Tedder, James, Worden & Associates, P.A.	20,968,021	19,499	2,500
Adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan	12,114,036	112,669	31,985

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

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

Date: November 14, 2005

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Arden Oliphant
Name:	Arden Oliphant
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Allan Woodlief	November 14, 2005 (Date)
Name:	Allan Woodlief
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.