Form 10QSB
period 2005-12-31
Diabetic Treatment Centers of America, Inc.
filed 2006-02-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 10, 2006: 23,549,759 shares of common stock, $0.0001 par value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Balance Sheet

December 31, 2005
(unaudited)
Assets

Current assets:
Cash	$11,727
Accounts receivable, net	20,444

Total current assets	32,171

Property and equipment, net	61,947
Other assets	5,350

Total assets	$99,468

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$78,214
Accrued expenses	14,059
Deposit	85,000
Loans from stockholders	150,500

Total current liabilities	327,773

Stockholders’ deficit:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 23,549,759 shares issued and outstanding at December 31, 2005	2,355
Additional paid-in capital	638,866
Deferred stock-based employee compensation	(17,558)
Accumulated deficit	(851,968)

Total stockholders’ deficit	(228,305)

Total liabilities and stockholders’ deficit	$99,468

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$10,616	$—	$30,003	$—

Cost of revenue	40,487	—	69,420	—

Gross loss	(29,871)	—	(39,417)	—

General and administrative expenses
Marketing and advertising	2,606	14,839	6,911	33,339
Depreciation	1,561	1,928	5,914	2,257
Professional fees	10,251	2,750	35,891	3,313
Rent	7,286	13,500	30,841	22,500
Payroll and related expenses (inclusive of non-cash stock-based employee compensation of $6,442 and $-0- and $6,442 and $-0- for the three and nine months ended December 31, 2005 and 2004, respectively)	21,359	40,558	74,259	58,859
Investor relations	—	31,000	—	51,000
Licensing fees	62	50,000	62	50,000
Other general and administrative expenses	9,160	19,878	62,103	31,650

Total general and administrative expenses	52,426	174,453	215,981	252,918

Loss from continuing operations	(82,297)	(174,453)	(255,398)	(252,918)

Interest expense	(3,762)	(7,412)	(8,170)	(10,080)

Net loss from continuing operations	$(86,059)	$(181,865)	$(263,568)	$(262,998)

Loss from discontinued operations	—	—	—	(20,748)

Net loss	$(86,059)	$(181,865)	$(263,568)	$(283,746)

Weighted average common shares outstanding	23,543,237	22,721,145	23,347,941	22,721,145

Net loss per share from continuing operations - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(263,568)	$(262,998)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	(20,748)
Depreciation	9,160	2,258
Amortization of deferred stock-based compensation	6,442	—
Changes in operating assets and liabilities:
Accounts receivable	(20,444)	1,623
Other assets	(850)	(4,500)
Bank overdraft	—	377
Accounts payable	58,640	5,927
Accrued expenses	7,500	13,898

Net cash used in operating activities	(203,120)	(264,163)

Cash flows from investing activities:
Purchase of property and equipment	(30,242)	(45,051)

Net cash used in investing activities	(30,242)	(45,051)

Cash flows from financing activities:
Loans from stockholders	150,500	300,000
Deposit for purchase of common stock (Note T)	85,000	—

Net cash provided by financing activities	235,500	300,000

Net increase in cash	2,138	9,214

Cash, beginning of period	$9,589	$9,214

Cash, end of period	$11,727	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

December 31, 2005

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $852,000 as of December 31, 2005. In addition, the Company has consumed cash in its operating activities of approximately $203,100 and $264,200 for the nine months ended December 31, 2005, and 2004, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2005

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION, CONTINUED

Principles of Consolidation. The Company’s consolidated financial statements for the three and nine months ended December 31, 2005 and 2004, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at December 31, 2005.

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

Stock-Based Compensation. The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for

Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (Statement 123), stock issued to non-employees is accounted for under the provisions of Statement 123, Accounting for Stock – Based Compensation and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. The Company’s non-employee stock-based compensation is determined using the fair value of the Company’s equity instruments.

NOTE 4 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at December 31, 2005 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
04/12/05	04/12/06	$30,000	$2,155
05/18/05	05/18/06	40,000	2,484
06/29/05	06/29/06	10,000	503
07/14/05	07/14/06	10,000	460
08/01/05	08/01/06	10,000	414
08/15/05	08/15/06	10,000	376
08/29/05	08/29/06	25,000	847
09/14/05	09/14/06	5,500	162
09/27/06	09/27/06	10,000	258

	Total	$150,500	$7,659

The loans from stockholders are unsecured notes that bear interest at 10 percent per annum. As of December 31, 2005, accrued interest payable of $7,659 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from stockholders and related accrued interest are due no later than one year from the date of the loan.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

December 31, 2005

NOTE 6 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors of the Company adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (“the “2005” Plan”) and was approved by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the 2005 Plan and may be reissued. As of December 31, 2005, 300,000 shares have been issued under this Plan. These shares were issued for compensation and will be expensed over a twelve month period.

On October 3, 2005, the Company entered into restricted stock award agreements with an employee and a director for a total of 300,000 shares of common stock of the Company. The common stock vests ratably over a 12 month period. The Company’s employee and non-employee stock-based compensation was determined using the fair value of the Company’s equity instruments, amounted to $24,000 and will be amortized into expense over the 12 month vesting period.

NOTE 7 – STOCK PURCHASE AGREEMENT

On November 21, 2005, the Company entered into a stock purchase agreement with a group of investors (the “Investors”). This agreement allows the Investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of common stock of the Company at a purchase price of $.04 per a share. If the closing price should fall below $.04 per share, then the price of the shares would adjust to the closing price minus $.01 for stock purchased at that date. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. - In the event that a minimum of $300,000 is not received by Company, the Investors will receive our common stock at a price of $0.15 per share. In addition, any other default under the agreement will cause a retroactively purchase price adjustment to $0.15 per share. The Investors are required to invest based on a scheduled payment plan of $30,000 by October 20, 2005, $70,000 no later that December 1, 2005, $100,000 no later than January 20 and March 21, 2006, and $150,000 no later than April 20, May 20 and June 20, 2005. As of December 31, 2005 the Investors are in default of this agreement since only $85,000 of the $100,000 due has been received. The Investors are under no obligation to purchase any further amounts of stock from the Company.

NOTE 8 – SUBSEQUENT EVENT

Stock Purchase Agreement. On January 6, 2006, the Company received $15,000 and on February 10, 2006 the Company received and additional $200,000 from the Investors.

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

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenue	$10,600	$—	$30,000	$—
Cost of Revenue	40,500	—	69,400	—
General and Administrative	52,400	174,500	216,000	252,900
Interest Expense	(3,800)	(7,400)	(8,200)	(10,100)
Discontinued operations	—	—	—	(20,800)
Net Loss	$(86,100)	$(181,900)	$(263,600)	$(283,700)

Comparison of the Three Months Ended December 31, 2005 and December 31, 2004.

Net Revenue. Net revenue increased $10,600 compared to $0 in 2004. We had no revenue in 2004 since we ceased operating in the wholesale golf industry in August 2004. We are pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 20 patients in 2005.

Cost of Revenue. Our cost of revenue increased to from $0 in 2004 to $40,500 in 2005. We had no cost of revenue in 2004 since it ceased operating in the wholesale golf industry in August 2004. We are pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 20 patients in 2005.

Selling, General and Administrative. Selling, general and administrative expenses decreased $122,100 to $52,400 from $174,500 for the same period in 2004. This decrease can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area in 2004. These expenses include decreases of $19,100 of payroll, $6,200 of rent, $12,100 of advertising, $31,000 of investor relations, $49,900 of licenses, $4,700 of postage, $2,600 of press releases, $1,100 of supplies, $1,400 of utilities, $1,500 in other miscellaneous expenses and increases of $7,500 of professional fees.

Net Loss. Net loss for 2005 was approximately $86,100 compared to $181,900 for 2004. The decrease in our net loss was a result of increased selling, general and administrative expenses incurred by us in 2005.

Comparison of the Nine Months Ended December 31, 2005 and December 31, 2004.

Net Revenue. Net revenue increased $30,000 compared to $0 in 2004. We had no revenue in 2004 since it ceased operating in the wholesale golf industry in August 2004. The company is pursuing a new direction of operating diabetic treatment centers. The treatment center went from no patients in 2004 to 20 patients in 2005

Cost of Revenue. Our cost of revenue increased to from $0 in 2004 to $69,400 in 2005. We had no cost of revenue in 2004 since it ceased operating in the wholesale golf industry in August 2004. We are pursuing a new direction of opening diabetic treatment centers. The treatment center went from no patients in 2004 to 18 patients in 2005

Selling, General and Administrative. Selling, general and administrative expenses decreased $36,900 to $216,000 from $252,900 for the same period in 2004. This decrease can be attributed to the increase in costs associated with opening a diabetic treatment center in the Salt Lake City, Utah area in 2004. These expenses include decreases of $26,400 in advertising, $51,000 in investor relations, $50,000 of licenses, and increases of $15,300 of payroll, $32,800 of professional fees, $8,300 of rent, $2,900 of supplies, $10,900 of printing, $4,400 of postage, $3,000 of travel, $7,000 of insurance, $1,800 of maintenance, $1,900 of signage $1,000 in miscellaneous expenses and $1,200 of press releases.

Loss on Discontinued Operations. Loss on Discontinued Operations decreased $20,800 to $0 from $20,800 for the same period in 2004. This decrease can be attributed to the winding down of wholesale golf operations and changing our business plan to begin to open our first diabetic treatment center in the Salt Lake City, Utah area.

Net Loss. Net loss for 2005 was approximately $263,600 compared to $283,700 for 2004. The decrease in our net loss was a result of decrease selling, general and administrative expenses incurred by us in 2005.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $203,100 during the nine months ended December 31, 2005, compared to net cash used of approximately $264,200 for the nine months ended December 31, 2004. The decrease in cash used in operating activities is a result of opening our clinic in Salt Lake City in 2004. These expenses include decreases in advertising, investor relations, and licenses paid by us in 2004.

Net cash provided by financing activities totaled $235,000 and $300,000 during the nine months ended December 31, 2005 and 2004, respectively. During the nine months ended December 31, 2005, financing activities consisted primarily of the proceeds from promissory notes from certain stockholders and an investment by an investment group obtaining shares through a purchase agreement.

At December 31, 2005, we had cash balances of approximately $11,700. Our principal source of funds has been cash generated from financing activities. We believe that over the next twelve months, our operations will be unable to be sustained by our cash flow from operations. We are currently seeking additional capital financing to fund our operations.

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

Revenue Recognition. We recognize revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. These third-party payers consist of private insurance and Medicaid. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. We are not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months and nine months ended December 31, 2005.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $766,000 net operating loss carryforward for federal income tax purposes as of December 31, 2005. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $852,200 as of December 31, 2005. In addition, we have consumed net cash used in operating activities of approximately $203,100 and $264,200 for the nine months ended December 31, 2005 and 2004, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2005. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Mr. Scott Allen is currently serving as our CEO. Mr. Allen has not had any previous experience managing a public company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures, or controls will be adequate to support our operations or that our management team will be able to achieve the rapid execution necessary to fully exploit the market opportunity. Any inability to operate our business, manage our growth, comply with the regulatory requirements of a company subject to regulation by governmental agencies such as the Securities & Exchange Commission could reduce the efficiency of our business operations, thereby causing our operating expenses to increase and our operating margins to decrease.

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

Government investigations of health care providers have continued to increase, and the government may investigate our business in the future. If any of our operations are found to violate applicable laws, then we may be subject to severe sanctions, or we could be required to alter or discontinue the challenged conduct or both. If we are required to alter our practices, we may not be able to do so successfully. If any of these events occurs, our future revenue and earnings may be adversely affected.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 21, 2005, the Company entered into a stock purchase agreement with a group of investors. This agreement allows the investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of common stock of the Company at a purchase price of $.04 per a share. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investors must invest a minimum of $300,000 in order to receive shares. As of Febrary 14, 2006 the investors have invested a total of $200,000. The proceeds from the sale were used for working capital.

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

Date: February 14, 2006

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 14, 2006
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.