Form 10KSB
period 2006-03-31
Diabetic Treatment Centers of America, Inc.
filed 2006-07-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 333-82580

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-3733133
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

50 South 900 East, #1

Salt Lake City, Utah 84102

(801) 746-0408

(Address and telephone number of principal executive offices)

975 East 5400 South, Suite 100

Salt Lake City, Utah 84117

(801) 207-1856

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Title of Class

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $54,593.

Aggregate market value of voting and nonvoting stock held by non-affiliates as of July 13, 2006 was $1,976,080 based on a price of $0.05.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of July 13, 2006 was 40,969,759 and there were 93 stockholders of record.

Transitional Small Business Issuer Format:    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-KSB

ii

Forward Looking Statements

We have made forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, in this Annual Report on Form 10-KSB, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. You should understand that many important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-KSB, could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, the rapidly changing industry and regulatory environment, our limited operating history, our ability to implement our growth strategy, our ability to integrate acquired companies and their assets and personnel into our business, our fixed obligations, our dependence on new capital to fund our growth strategy, our ability to attract and retain quality personnel, our competitive environment, economic and other conditions in markets in which we operate, increases in maintenance costs and insurance premiums and cyclical and seasonal fluctuations in our operating results. The Company, unless legally required, undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Risk Factors.”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Diabetic Treatment Centers of America, Inc. a Delaware corporation, was incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our former president, Jeff Arthur Jones, as a sole proprietorship under the name “A and Z Golf.” We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001, in exchange for 10,000,000 shares of our common stock. Prior to that date, Mr. Jones conducted the business as a sole proprietorship.

Until August 2004, through our wholly-owned subsidiary, A & Z Golf Corp., we engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal was to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy was to benefit from our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers. Due to our low volume of purchases, it was difficult to improve our cost of sales.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing our name from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, we ceased operating in the wholesale golf industry to fully pursue our new direction of owning and operating diabetic treatment centers. Our prior wholesale golf operations are included on the statement of operations as discontinued operations for the year ended March 31, 2005.

On October 7, 2004, we entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah. As of June 2006, DiabMed has not provided a licensing agreement with terms that are acceptable to us, and therefore, we have been unable to finalize this agreement. We do not anticipate being able to reach an agreement and have no further plans of pursuing these rights.

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

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, durable medical equipment and soft goods sales.

Unless otherwise indicated, references in this Annual Report to 2006 and 2005 are to our fiscal years ended March 31, 2006 and 2005, respectively.

Our principal executive offices and mailing address is 50 South 900 East, #1 Salt Lake City, UT 84102, and our telephone number is (801) 746-0408.

Employees

We have assembled a management team led by our CEO, Scott Allen and CFO Steven Weldon. We have two full time employees. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. We offer our employees a benefits package that includes vacation and medical coverage.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,033,600 as of March 31, 2006. In addition, we have consumed net cash used in operating activities of approximately $318,400 and $339,600 for the years ended March 31, 2006 and 2005, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2006. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Since we are in the early stage of development and have a limited operating history, it may be difficult for you to assess our business and future prospects.

We were incorporated on April 4, 2001 and engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel until August 2004. In August 2004, we ceased operations in the wholesale golf industry to fully pursue our new direction of opening diabetic treatment centers. Because of this limited operating history, our prospects are difficult to predict and must be considered in light of the risks, expenses and problems frequently encountered by companies that are in the early stages of development and that operate in new and rapidly changing markets which are discussed in greater detail in this section.

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

Risks Specific to Our Industry

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

If Congress or CMS changes Medicare or Medicaid programs for services we provide, then our future revenue and earnings could be adversely affected.

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

Of the shares of our common stock that are currently issued and outstanding, 28,129,864 shares are “restricted securities.” Scott Allen, our Chief Executive Officer, President and a Director, owns 7,500,000 of these shares and Jeff Jones, our former President owns 9,801,250 of these shares. Messrs. Allen and Jones are affiliates of ours, as that term is defined in Rule 144 under the Securities Act. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act. All of the “restricted securities” are eligible for resale under Rule 144. In general, under Rule 144, subject to the satisfaction of certain other conditions, a person, who has beneficially owned restricted shares of our common stock for at least one year is permitted to sell in a brokerage transaction, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class, or, if our common stock is quoted on a stock exchange, the average weekly trading volume during the four calendar weeks preceding the sale, if greater. Rule 144 also permits a person who presently is not and who has not been an affiliate of ours for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock for at least two years to sell such shares without regard to any of the volume limitations described above. Specifically, subject to the satisfaction of the other conditions of Rule 144, of the 9,801,250 shares owned by Mr. Jones, 500 shares became eligible for resale on April 4, 2002, and the remainder of the shares became eligible for resale on September 5, 2002.

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

We are, and will continue to be, controlled by our former officer and director, which could result in us taking actions that other stockholders do not approve.

Mr. Jeff Jones, our former executive officer and director beneficially owns approximately 23% of the voting power of our common stock. Mr. Jones is in a position to elect and remove directors and control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

All of our operations were based in our facility located at 975 East 5400, Suite 100, Salt Lake City, UT, 84117. Our rent for this location is approximately $4,500 per month and our three year lease was to expire on February 28, 2009. On May 1, 2006, we vacated this property and moved our operations to 50 South 900 East, #1, Salt Lake City, Utah, 84102. We have a liability of $9,000 for April and May of 2006 and $4,500 for June and July of 2006. Half of our space was rented to another tenant in June 2006 and we expect the remaining space will be rented by another tenant in July 2006. Our personal property consists of furniture and fixtures, computer equipment and medical equipment.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended March 31, 2006

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol “DBTC”.

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2006	High ($)	Low ($)
Fourth Quarter	$0.13	$0.04
Third Quarter	$0.10	$0.04
Second Quarter	$0.16	$0.06
First Quarter	$0.25	$0.11

Fiscal Year 2005
Fourth Quarter	$0.71	$0.20
Third Quarter	$1.22	$0.58
Second Quarter	$1.00	$0.75
First Quarter	$1.32	$0.11

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

Recent Sales of Unregistered Securities

On November 21, 2005, we entered into a stock purchase agreement with a group of investors. This agreement allows the investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of our common stock at a purchase price of $.04 per a share. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investors must invest a minimum of $300,000 in order to receive shares. As of March 31, 2006 the investors have invested a total of $300,000 and we issued 7,500,000 shares on April 12, 2006. The proceeds from the sale were used for working capital.

Equity Compensation Plan Information

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005” Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. A grant of 200,000 shares was made to a director and 100,000 shares to an employee. The director forfeited 70,000 shares on April 21, 2006 when he resigned and the employee forfeited 10,000 shares on May 31, 2006 when he was terminated.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

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

Until August 2004, through our wholly-owned subsidiary, A & Z Golf Corp., we engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel. Our goal was to grow our wholesale customer base through client solicitation efforts and expanded product offerings. Our strategy was to benefit from our management’s experience and relationships in the golf industry to grow our business as a wholesaler by expanding our supplier base and adding customers. Due to our low volume of purchases, it was difficult to improve our cost of sales.

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

On October 7, 2004, we entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah. As of June 2006, DiabMed has not provided a licensing agreement with terms that are acceptable to us, and therefore, we have been unable to finalize this agreement. We do not anticipate being able to reach an agreement and have no further plans of pursuing these rights.

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

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, DME and soft goods sales.

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the second quarter of 2007 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for a notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $366,500 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

Microvas therapy is delivered with a machine with emitter pads that directs powerful electronic waveforms though a patient’s limb or body to stimulate neuromuscular contractions. Microvas causes muscle fasciculation and contraction-relaxation cycles that effectively pumps blood through the microcirculation system. The therapy increases the blood flow through the treatment area increasing blood oxygen, helping move antibiotics to wounds and induces involuntary exercise of muscles. The therapy can be used to treat diabetic neuropathy, hypoxia and foot ulcers.

We also plan to grow our business by acquiring or partnering with other medical businesses. On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, DME and soft goods sales.

We continue to operate with very limited capital. We have been unable to locate a consistent source of financing for use in our operational or expansion plans. In the absence of additional financing, we will be unable to pursue our expansion plan.

Cash Requirements

We estimate that we will require an additional $366,500 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $120,000 in salaries and benefits, $60,000 for professional fees and expense related to being a public company, and $20,000 for expenses related to general operations. We will also need approximately $166,500 to repay $150,500 of notes payable and the related interest of approximately $16,000.

Results of Operations

Comparison of the fiscal year ended March 31, 2006 and March 31, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	2006	2005
Net revenue	54,600	—
Cost of revenue	(115,500)	—
General and administrative	(347,000)	(337,700)
Interest (income) expense , net	(11,900)	(18,000)
Write down of impaired assets	(35,000)	—
Rental income	9,600
Loss on discontinued operations	—	(20,800)

Net loss	(445,200)	(376,500)

Net Revenue. Net sales from continuing operations were $54,600 in 2006 compared to $0 in 2005. This increase was due to the opening of our diabetic treatment centers during 2006.

Cost of Revenue. Cost of sales from continuing operations increased to $115,500 in 2006 from $0 in 2005. This increase was due to the opening of our diabetic treatment centers during 2006.

General and Administrative Expenses. General and Administrative expenses were $347,000 in 2006, an increase of 3% from $337,700 in 2005. This increase is do to and increases of $20,500 of payroll, $42,800 of rent, $ 2,400 of depreciation, $24,400 of bad debt, $12,300 of printing, $5,300 web hosting, and $34,500 of professional and decreases of $23,600 of advertising, $62,200 of investor relations, $49,600 of licenses

Interest income and expense, net. Net interest expense was $11,933 in 2006, a net decrease of 34% from $17,995 of interest expense in 2005. The net interest expense is the result interest expense accrued on promissory notes.

Write down of impaired assets. Write down of impaired assets increased $35,000 or 100% in 2006. This increase was due to the write down of certain property and equipment that is not being utilized when the clinic temporarily stopped treating patients on April 28, 2006.

Liquidity and Capital Resources

We had cash balances totaling approximately $108,800 as of March 31, 2006. Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We frequently change our pricing structure to take into account our customers’ fluctuating cash flows, service and product needs. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Operating cash outflows from discontinued operations in 2005 were approximately $20,700. We were able to conserve more cash by discontinuing the golf operations.

Cash flows from investing activities. Net cash used in investing activities was from the purchase of additional medical and office equipment of approximately $32,900.

Cash flows from financing activities. Net cash provided by financing activities was generated from unsecured promissory notes that total $150,500 from a stockholder and the sale of $300,000 of restricted stock.

Variables and Trends

We have a limited operating history in connection with the current operation of diabetic treatments. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

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

Revenue Recognition. We recognize revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at March 31, 2006.

Impairment of Long Lived Assets. We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (iii) significant negative industry or economic trends; (iv) significant decline in our stock price for a sustained period; and (v) our market capitalization relative to net book value.

When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset’s carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model, and other measures of fair value.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,017,100 net operating loss carryforward for federal income tax purposes as of March 31, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation under Code Section 382 as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Commitments

Except as shown in the following table, as of March 31, 2006, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2006 are as follows:

2007
Operating lease	$48,000
Loans from stockholders	150,500
Accrued interest	11,933

Total	$210,433

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock-Based Compensation

We have elected to account for our stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under

APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. Stock issued to non-employees is accounted for under the provisions of Statement of Financial Accounting Standards (SFAS)123, Accounting for Stock-Based Compensation and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18). Under Statement 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, Statement 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete.

The Company’s nonemployee stock-based compensation is determined using the fair value of the Company’s equity instruments.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in the first annual reporting period beginning after June 15, 2005, and, accordingly, will be adopted by us in the first quarter of fiscal year 2007. The actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of this new statement will have no effect until share-based compensation is issued by the Company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-15 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were, to the best of their knowledge, effective such that the information relating to Diabetic Treatment Centers of America, Inc., including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Diabetic’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and directors, their ages as of June 25, 2006, and the positions currently held by each are as follows:

Name	Age	Position
Scott Allen	38	Chief Executive Officer and Director
Steven Weldon	30	Chief Financial Officer and Director

Scott Allen is the owner of Fit-Well, a prosthetics company and orthopedic appliance company with multiple locations throughout Utah. Mr. Allen has over 25 years’ experience in the treatment of the end-stage complications of diabetes, which is the target market of vascular stimulation therapy. Mr. Allen is a member in the American Academy of Orthotists & Prosthetists and the International Society for Prosthetics and Orthotics. Mr. Allen holds three United States Patents related to prosthetic feet and is also the founder of Corporation Fitness Wellness Centers, a nonprofit company which provides therapy, support, instruction and training to amputees to aid in their recovery and improves their quality of life.

Steven Weldon, a Certified Public Accountant, has served as our Chief Financial Officer since September 2005. Prior to joining Diabetic Treatment Centers of America, Inc. Mr. Weldon was the Tax Manager for Westgate Resorts, Ltd., a timeshare developer, since July 2000. Since September 2005, Mr. Weldon has also served as the Chief Financial Officer of Inverted Paradigms Corp., a golf retailer and software developer. Mr. Weldon was an adjunct professor at Florida Southern College from January 2002 to October 2005. Since May 2005, Mr. Weldon has served as the president, sole stockholder and director of Steven W. Weldon, PA, a public accounting firm providing tax and accounting services. Mr. Weldon received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.

During the past five years none of our directors, executive officers, promoters or control persons was:

1)	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2)	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4)	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance.

Since we have no stock registered under Section 12(b) or Section 12(g) of the Securities Exchange Act of 1934, there is no persons who need to file reports required by Section (16)a of the Securities Exchange Act of 1934.

Code of Ethics

We adopted the Diabetic Treatment Centers of America, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Diabetic Treatment Centers of America, Inc. 50 South 900 East, #1, Salt Lake City, Utah, 84102. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2006, 2005 and 2004. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock Awards	All Other Compensation
Scott Allen, CEO, Director, and President	2006	12,000	—	—	—

Steven Weldon, CFO and Director	2006	8,750	—	—	—

Allen Woodlief, former CFO and former Director	2006	13,750

Arden Oliphant, former CEO and former Director	2006	25,000	—	—	—
	2005	34,000	—	—	—

Jeff Jones, former President	2006	—	—	—	—
	2005	38,270	—	—	—
	2004	39,813	—	—	—

Directors’ Compensation

Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on our behalf. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We compensated one of our former directors, Robert Genesi, for service on the Board of Directors with 130,000 shares of restricted stock from our 2005 Restricted Stock Plan. As of March 31, 2006, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. Our board of directors does not have an audit or any other committee.

2005 Restricted Stock Plan

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005” Plan”) and recommended that it be submitted to our stockholders for their approval at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. A grant of 200,000 shares was made to a director and 100,000 shares to an employee. The director forfeited 70,000 shares on April 21, 2006 when he resigned and the employee forfeited 10,000 shares on May 31, 2006 when he was terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of July 13, 2006, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 40,969,759 shares of common stock outstanding as of June 25, 2006. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Scott Allen	7,794,000	19.02%

Steven Weldon	301,300	0.74%

Jeff Jones	9,533,828	23.27%

American Medical Technologies Management, LLC	5,000,000	12.20%

All directors and officers (3 persons)	8,095,300	19.76%

(1)	Unless otherwise noted, the address of each person listed is c/o Diabetic Treatment Centers of America, Inc. 50 South 900 East, #1, Salt Lake City, Utah, 84102

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our current notes payable of $150,500 are held by a limited liability company which is 50% owned by Steven Weldon, our Chief Financial Officer and Director.

Subsequent to year end on May 15, 2006 we entered into a joint venture agreement with Performance Medical Corporation which is owned by Scott Allen, our Chief Executive Officer and a Director.

ITEM 13. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Diabetic Treatment Centers of America, Inc.(1)

3.2	Bylaws of Diabetic Treatment Centers of America, Inc.(1)

10.1	Code of Ethics (2)

10.2	Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (3)

10.3	Joint Venture Agreement(4)

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(2)

*	Filed Herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on February 12, 2002, File No. 333-82580
(2)	Incorporated by reference to the Registrant’s Form 10KSB dated March 31, 2004, filed on June 22, 2004, File No. 333-82580
(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/11/05) (No. 333-83580).
(4)	Incorporated by reverence to the Company’s Form 8-K filed on May 16, 2006, File No. 333-82580

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$35,111	$23,500
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$35,111	$23,500

All other Fees(4)	-0-	-0-

Total	$35,111	$23,500

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB.

(2)	Audit-Related Fees – There were no other fees billed by Tedder, James, Worden & Associates, P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services by Tedder, James, Worden & Associates, P.A.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Dated: July 14, 2006

	By:	/S/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Dated: July 14, 2006

	By:	/S/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer and Director

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Financial Statements

March 31, 2006

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Diabetic Treatment Centers of America, Inc.

We have audited the accompanying consolidated balance sheet of Diabetic Treatment Centers of America, Inc. and Subsidiary as of March 31, 2006, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006, and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tedder, James, Worden and Associates, P.A.

Orlando, Florida

June 19, 2006

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2006

March 31, 2006
Assets
Current assets:
Cash	$108,812
Accounts receivable, net	4,680

Total current assets	113,492

Property and equipment, net	26,212
Other assets	655

Total assets	$140,359

Liabilities and Capital Deficiency
Current liabilities:
Accounts payable	$41,767
Accrued expenses	51,470
Loans from stockholders	150,500

Total current liabilities	243,737

Capital deficiency:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 31,049,759 shares issued and outstanding at March 31, 2006	3,105
Additional paid-in capital	938,116
Deferred stock-based employee compensation	(10,970)
Accumulated deficit	(1,033,629)

Total capital deficiency	(103,378)

Total liabilities and capital deficiency	$140,359

See accompanying notes to the consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended March 31, 2006 and 2005

	2006	2005
Net revenue	$54,593	$—

Cost of revenue	115,537	—

Gross loss	(60,944)	—

General and administrative expenses
Payroll and related expenses (inclusive of non-cash stock-based employee compensation of $13,030 and $-0- for the years ended March 31, 2006 and 2005, respectively)	112,420	91,946
Rent	78,796	36,000
Professional fees	41,843	7,313
Loss on impairment of property and equipment	34,956	—
Bad debt expense	24,402	—
Marketing and advertising	10,963	34,574
Depreciation	6,627	4,186
Licensing fees	371	50,000
Investor relations	—	62,190
Other general and administrative expenses	71,574	51,533

Total general and administrative expenses	381,952	337,742

Loss from continuing operations	(442,896)	(337,742)

Other income (expense):
Interest expense	(11,933)	(17,995)
Rental income	9,600	—

Net other (expense) income	(2,333)	(17,995)

Net loss from continuing operations	$(445,229)	$(355,737)

Loss from discontinued operations	—	(20,748)

Net loss	$(445,229)	$(376,485)

Weighted average common shares outstanding	23,290,033	22,742,869

Net loss per share from continuing operations - basic and diluted	$(0.02)	$(0.02)

Net loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the years ended March 31, 2006 and 2005

	Common stock		Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Shares	Amount
Balance, March 31, 2004	22,721,145	$2,272	$191,695	$—	$(211,915)	$(17,948)
Conversion of loans into common stock	528,614	53	423,201	—	—	423,254
Net loss	—	—	—	—	(376,485)	(376,485)

Balance, March 31, 2005	23,249,759	$2,325	$614,896	$—	$(588,400)	$28,821

Issuance of employee restricted stock	300,000	30	23,970	(24,000)	—	—
Sale of restricted stock	7,500,000	750	299,250	—	—	300,000
Amortization of deferred stock based employee compensation	—	—	—	13,030	—	13,030
Net loss	—	—	—	—	(445,229)	(445,229)

Balance, March 31, 2006	31,049,759	$3,105	$938,116	$(10,970)	$(1,033,629)	$(103,378)

See accompanying notes to consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(445,229)	$(355,737)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,551	4,186
Interest on loans from stockholders	11,933	18,254
Impairment loss on property and equipment	34,956	—
Bad debt	24,402	—
Amortization of deferred stock-based employee compensation	13,030	—
Changes in operating assets and liabilities:		—
Accounts receivable	(29,082)	1,623
Other assets	3,845	(4,500)
Accounts payable	22,193	14,889
Accrued expenses	32,970	2,459

Net cash used in continuing operating activities	(318,424)	(318,826)
Net cash used in discontinued operating activities	—	(20,748)

Net cash used in operating activities	(318,424)	(339,574)

Cash flows from investing activities:
Purchase of property and equipment	(32,853)	(45,051)

Net cash used in investing activities	(32,853)	(45,051)

Cash flows from financing activities:
Loans from stockholders	150,500	385,000
Sale of restricted stock	300,000	—

Net cash provided by financing activities	450,500	385,000

Net increase in cash	99,223	375

Cash, beginning of year	$9,589	$9,214

Cash, end of year	$108,812	$9,589

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Non-cash financing activities:
Conversion of loans from stockholders to common stock	$—	$423,254

See accompanying notes to the consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. (“Diabetic”, “Flagstick” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 50,000,000 shares of common stock, par value $.0001. On April 4, 2001 Flagstick issued 500 shares to Jeff Arthur Jones in consideration for $100. Also on April 4, 2001 A&Z Golf Corp. was incorporated as a wholly owned subsidiary of Flagstick. On June 5, 2001 Flagstick issued 10,000,000 shares to Jeff Arthur Jones in exchange for certain receivables purchased from Jeff A. Jones d/b/a A&Z Golf, pursuant to an asset purchase agreement. Flagstick’s activities were devoted primarily to the wholesaling of golf equipment.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of opening diabetic treatment centers. In 2005, the Company has separately disclosed the operating, investing, and financing portion of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended March 31, 2006 and 2005, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

Stock Split. On June 1, 2004, the Company declared a five-for-one stock split in the form of a stock dividend, payable June 2, 2004 to stockholders of record as of June 1, 2004. The Company retained the current par value of $0.0001 for all shares of common stock

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,033,600 as of March 31, 2006. In addition, the Company has consumed cash in its operating activities of approximately $318,400 and $339,600 for the years ended March 31, 2006 and 2005, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently providing Microvas treatments for diabetics and plans to expand by acquiring or partnering with other medical businesses. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at March 31, 2006. The provision for uncollectible accounts was $24,402 as of March 31, 2006.

Cost of Revenue. The components of cost of revenue in the accompanying consolidated statements of operations include all direct labor and direct material associated with the delivery of Company’s medical treatments and other services. In addition, an allocation of overhead costs is included in cost of revenue.

Advertising Costs. The company expenses advertising costs as they are incurred.

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

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. In calculating diluted loss per share, the Company had no common stock equivalent shares as of March 31, 2006 and 2005. However, if the Company had such common stock equivalents, they would be considered anti-dilutive due to there being losses, and therefore, basic and diluted loss per share are the same.

Stock-Based Compensation. The Company has elected to account for its stock-based compensation granted to employees in accordance with the provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the amount the employee is required to pay. Stock issued to non-employees is accounted for under the provisions of

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Statement of Financial Accounting Standards (SFAS)123, Accounting for Stock-Based Compensation and the Emerging Issues Task Force (EITF) Consensus in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

Under SFAS 123, non-employee stock-based compensation is accounted for based on the fair value of the consideration received or equity instruments issued, whichever is more readily determinable. However, SFAS 123 does not address the measurement date and recognition period. EITF 96-18 states a consensus that the measurement date should be the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete.

The Company’s nonemployee stock-based compensation is determined using the fair value of the Company’s equity instruments.

Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable, and other current liabilities approximates fair value because of the short maturity of those instruments.

Property and Equipment. Property and equipment are carried at cost, less accumulated depreciation. Major replacements and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets.

Description	Estimated Useful Life
Machinery and equipment	5-7 years
Furniture and fixtures	5
Software	3

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2006:

Machinery and equipment	$18,932
Furniture and fixtures	20,431
Leasehold improvements	1,226
Software	2,359

42,948
Less accumulated depreciation	(16,736)

Total net property and equipment	$26,212

Depreciation expense charged to operations was $12,551 and $4,186 for the years ended March 31, 2006 and 2005, respectively

During the year ended March 31, 2006, the Company recognized an impairment loss on its leasehold improvements and medical equipment of $34,956. The fair value was determined by management’s estimate of the market price of similar used assets. The impairment loss relates to the Company’s ongoing diabetic treatment centers and has been separately disclosed in the Statement of Operations.

NOTE 5 – DEFERRED INCOME TAXES

At March 31, 2006, the Company had net operating loss carryforwards for income tax purposes of approximately $1,009,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2022 through 2026.

Rate Reconciliation

2006
Tax at U.S. statutory rate of 34%	$(151,378)
Non-deductible items	143
Change in Valuation Allowance	151,838
Other	(603)

Total	$0

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2006:

2006
Deferred tax assets:
Net operating loss carryforward	$343,045
Depreciation	4,239
Stock compensation	4,430

Net deferred tax assets	351,714
Less valuation allowance	(351,714)

Net deferred tax asset	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 6 – OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following as of March 31, 2006:

Payroll	$5,222
Interest	11,422
Lease termination	30,000
Other	4,826

$51,470

NOTE 7 – LOANS FROM STOCKHOLDER

The following is a table of loans from stockholder at March 31, 2006 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
04/12/05	04/12/06	$30,000	$2,905
05/18/05	05/18/06	40,000	3,484
06/29/05	06/29/06	10,000	753
07/14/05	07/14/06	10,000	710
08/01/05	08/01/06	10,000	664
08/15/05	08/15/06	10,000	626
08/29/05	08/29/06	25,000	1,472
09/14/05	09/14/06	5,500	299
09/27/06	09/27/06	10,000	509

Total		$150,500	$11,422

The loans from stockholders are unsecured notes that bear interest at 10 percent per annum. As of March 31, 2006, accrued interest payable of $11,421 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from stockholders and related accrued interest are due no later than one year from the date of the loan. On April 12, and May 18, 2006 the Company has defaulted on the loans due on those dates.

NOTE 8 – COMMITMENT AND CONTINGENCIES

Office. The Company is currently operating a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke their lease and vacated the property. It is expected that the landlord will lease the vacated space to another tenant by the end of July 2006. Management’s estimate of the range of loss for costs associated with the lease termination is between $20,000 and $80,000. Lease termination costs of $30,000 are included in accrued expenses as of March 31, 2006. Rental expense during the years ended March 31, 2006 and 2005 amounted to $54,000 and $36,000, respectively.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 8 – COMMITMENT AND CONTINGENCIES, CONTINUED

Condominium. On September 9, 2005, the Company signed a new lease agreement to occupy a condominium in Park City, Utah. Our rent for this location was $1,600 per month and expired on March 31, 2006. Rental expense during the year ended March 31, 2006 amounted to $10,773. The Company sub-leased the property from October 31, 2005 to March 31, 2006 for $1,600 per month for a total rental income of $9,600.

NOTE 9 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

On March 23, 2005 the Company issued 528,614 shares to convert both the principal balance and accrued interest of promissory notes held by certain shareholders. At the date of the conversion the principal and accrued interest on the loans from stockholders were $405,000 and $18,254, respectively.

NOTE 10 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005” Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of March 31, 2006, 300,000 shares have been issued under this Plan.

NOTE 11 – LICENSING AGREEMENT

Agreement with DiabMed. On October 7, 2004, the Company entered into a licensing agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes and other metabolic disorders in Murray, Utah. Upon signing the agreement, the Company paid $50,000 which it recorded in the financial statements as Licensing Fees. As of June 1, 2005, based on analysis of management and discussions with executives from DiabMed, the Company believes that DiabMed is in default of the licensing agreement between the Company and DiabMed. The Company does not anticipate being able to reach an agreement and has no further plans of pursuing these rights.

NOTE 12 – SUBSEQUENT EVENT

Stock Purchase Agreement. On April 12, 2006 the Company issued 7,500,000 shares of common stock in accordance with the Stock Purchase Agreement to the investor group.

Joint Ventures. On May 12, 2006, Diabetic Treatment Centers of America, Inc. entered into a Joint Venture Agreement with Personal Performance Medical Corporation to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation that offers full service Prosthetic and Orthotic Care and Manufacturing, DME and soft goods sales. The term of the Joint Venture will commence on May 12, 2006 and will continue for two consecutive years and will be renewable for one year with a unanimous vote of the parties or until the Joint Venture is liquidated or dissolved. Diabetic Treatment Centers of America, Inc. will own 75% interest of the Joint Venture and Personal Performance Medical Corporation will own the remaining 25%.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2006

NOTE 12 – SUBSEQUENT EVENT, CONTINUED

The initial capital contribution of each Party shall be as follows:

Diabetic Treatment Centers of America, Inc. – 5,000,000 shares of its common stock.

Personal Performance Medical Corporation (d/b/a Fit-Well) – the management, expertise, use of equipment and necessary facilities to manage and develop a full service Prosthetic and Orthotic clinic.

Consulting Agreement. On May 12, 2006, Diabetic Treatment Centers of America, Inc. entered into an agreement with Scott Allen to assist in business development and expansion. Mr. Allen will be compensated 5,000,000 shares of restricted common stock .

Equity Compensation Plan. On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in the first annual reporting period beginning after June 15, 2005, and, accordingly, will be adopted by us in the first quarter of fiscal year 2007. The actual impact of adoption of SFAS 123R cannot be fully predicted at this time because it will depend on levels of share-based payments granted in the future. The adoption of this new statement will have no effect until share-based compensation is issued by the Company.