Form 10QSB
period 2006-06-30
Diabetic Treatment Centers of America, Inc.
filed 2006-08-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 333-82580

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	59-3733133
(State or other Jurisdiction of Incorporation or organization)	(IRS Employer I.D. No.)

5401 S. Kirkman Road

Suite 310

Orlando, Florida 32819

(407) 926-6180

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

50 South 900 East, #1

Salt Lake City, UT 84103

(801) 207-1856

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 12, 2006: 40,969,759 shares of common stock, $0.0001 par value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Balance Sheet

June 30,
2006
(unaudited)
Assets
Current assets:
Cash	$103,427
Accounts receivable, net of allowance for doubtful accounts of $20,341	149,747

Total current assets	253,174

Property and equipment, net	24,994

Total assets	$278,168

Liabilities and Capital Deficiency
Current liabilities:
Accounts payable	$107,448
Accrued expenses	57,372
Loan from related party	187,836
Loans from stockholders	150,500

Total current liabilities	503,156

Capital deficiency:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 35,969,759 shares issued and outstanding	3,597
Additional paid-in capital	964,489
Capital deficiency	(1,193,074)

Total Capital deficiency	(224,988)

Total liabilities and stockholders’ deficit	$278,168

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Net Revenue	$170,048	$919

Cost of revenue	78,571	—

Gross profit	91,477	919

General and administrative expenses
Marketing and advertising	9,786	789
Depreciation	1,218	2,840
Professional fees	49,985	14,547
Rent	7,195	13,500
Payroll and related expenses (inclusive of non-cash stock-based employee compensation of $3,588 and $-0- for the three months ended June 30, 2006	99,341	30,468
Other general and administrative expenses	79,595	21,747

Total general and administrative expenses	247,120	83,891

Loss from operations	(155,643)	(82,972)
Interest expense	(3,802)	(1,144)

Net loss	$(159,445)	$(84,116)

Weighted average common shares outstanding	23,543,237	23,249,759

Net loss per share from continuing operations - basic and diluted	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Consolidated Statements of Cash Flows

	Three Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(159,445)	$(84,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,218	2,840
Bad debt recovery	(3,971)	—
Amortization of deferred stock-based consulting fees	34,247	—
Amortization of deferred stock-based compensation	3,588	—
Changes in operating assets and liabilities:
Accounts receivable	(141,096)	(919)
Other assets	655	3,536
Accounts payable	65,681	12,096
Accrued expenses	5,902	1,144

Net cash used in operating activities	(193,221)	(65,419)

Cash flows from investing activities:
Purchase of property and equipment	—	(18,226)

Net cash used in investing activities	—	(18,226)

Cash flows from financing activities:
Loan from related party	187,836	—
Loans from stockholders	—	80,000

Net cash provided by financing activities	187,836	80,000

Net decrease in cash	(5,385)	(3,645)

Cash, beginning of period	$108,812	$9,589

Cash, end of period	$103,427	$5,944

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2006, contained in the Company’s March 31, 2006 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,193,000 as of June 30, 2006. In addition, the Company has consumed cash in its operating activities of approximately $193,200 and $65,400 for the three months ended June 30, 2006, and 2005, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 12, 2006, Diabetic Treatment Centers of America, Inc. entered into a Joint Venture Agreement with Personal Performance Medical Corporation (“PPMC”) to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation that offers full service Prosthetic and Orthotic Care and Manufacturing, durable medical equipment and soft goods sales. The Joint Venture commenced operations on June 1, 2006 and will continue for two consecutive years and will be renewable for one year with a unanimous vote of the parties or until the Joint Venture is liquidated or dissolved.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2006

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION, CONTINUED

Diabetic Treatment Centers of America, Inc. owns 75% interest of the Joint Venture and Personal Performance Medical Corporation owns the remaining 25%.

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

Principles of Consolidation. The Company’s consolidated financial statements for the three months ended June 30, 2006 and 2005, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation and a 75% owned joint venture with PPMC. All intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at June 30, 2006.

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

Income Taxes. The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has net operating loss carryforwards that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has valued the deferred net tax asset allowance at 100% of the related deferred tax assets.

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

Stock-Based Compensation. Before April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company did not recognize compensation expense related to stock options granted to employees and directors where the exercise price was at or above fair value at the date of grant. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure.”

On April 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with FAS 123(R), results for prior periods have not been restated.

NOTE 4 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at June 30, 2006 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
04/12/05	04/12/06	$30,000	$3,655
05/18/05	05/18/06	40,000	4,484
06/29/05	06/29/06	10,000	1,003
07/14/05	07/14/06	10,000	960
08/01/05	08/01/06	10,000	914
08/15/05	08/15/06	10,000	876
08/29/05	08/29/06	25,000	2,097
09/14/05	09/14/06	5,500	437
09/27/06	09/27/06	10,000	758

Total		$150,500	$15,184

The loans from stockholders are unsecured notes that bear interest at 10 percent per annum. As of June 30, 2006, accrued interest payable of $15,184 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from stockholders and related accrued interest are due no later than one year from the date of the loan. On April 12, May 18, June 29, July 14, and August 1, 2006 the Company has defaulted on the loans due on those dates.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2006

NOTE 5 – LOAN FROM RELATED PARTY

The Company received a loan from PPMC as a result of the formation of the joint venture. No interest is accrued for this loan and there is no agreement on when this loan is to be repaid.

NOTE 6 – LEASE AGREEMENTS

The Company is currently operating a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. It is expected that the landlord will lease the vacated space to another tenant. Management’s estimate of the range of loss for costs associated with the lease termination is between $20,000 and $80,000. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. Rental expense during the three months ended June 30, 2006 and 2005 amounted to $4,500 and $13,500, respectively.

NOTE 7 – RESTRICTED STOCK BASED COMPENSATION

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

On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated. As of June 30, 2006, 220,000 shares have been issued and are outstanding under this Plan.

On May 12, 2006, we entered it to a consulting agreement with Scott Allen, our Chief Executive Officer and Director, for one year to provide assistance with identifying and acquiring potential business partners for the Company. He was compensated 5,000,000 shares of restricted common stock with a value of $250,000. This fee is being amortized over the life of the contract with $34,247 charged as professional fees expense for the three months ended June 30, 2006.

NOTE 8 – STOCK PURCHASE AGREEMENT

On November 21, 2005, the Company entered into a stock purchase agreement with a group of investors (the “Investors”). This agreement allows the investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of common stock of the Company at a purchase price of $.04 per a share. If the closing price should fall below $.04 per share, then the price of the shares would adjust to the closing price minus $.01 for stock purchased at that date. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. On April 12, 2006 the Company issued 7,500,000 shares of common stock in accordance with the Stock Purchase Agreement to the investor group for $300,000.

NOTE 9 – SEGMENT REPORTING

The Company operates two reportable segments consisting of diabetic treatment and orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Three Months Ended June 30, 2005	Diabetic Treatment	Orthotics and Prosthetics
Total assets	$67,614	$—
Net revenue	$919	$—
Net loss	$(84,116)	$—

Three Months Ended June 30, 2006	Diabetic Treatment	Orthotics and Prosthetics
Total assets	$61,933	$216,235
Net revenue	$680	$169,388
Net loss	$(135,268)	$(24,177)

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

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing our name from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, we ceased operating in the wholesale golf industry to fully pursue our new direction of owning and operating diabetic treatment centers. Our prior wholesale golf operations were included in the statement of operations as discontinued operations.

On October 7, 2004, we entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah. As of June 2006, DiabMed has not provided a licensing agreement with terms that are acceptable to us. We do not anticipate being able to reach an agreement and have no further plans of pursuing these rights.

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

Based upon the current level of revenues and the cash position, we will need to raise additional capital to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for a note or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $366,500 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Plan of Operation

In June 2004, with the decline of our wholesale golf operations, we began pursuing a new business direction of owning and operating diabetic treatment centers. Our goal is to acquire the latest technologies to treat diabetics and those suffering from neuropathy, hypoxia and foot ulcers. In October 2004, we entered into an agreement to acquire certain technologies and products to treat diabetics from Diabetes Medical Development d/b/a DiabMed. As of June 2006, we have been unable to reach terms agreeable to both parties. We do not anticipate being able to reach an agreement and have no further plans to pursue these rights. To continue with our goal of acquiring the latest technologies for treating the symptoms caused by diabetes, we acquired Microvas Technology in May 2005.

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

We also plan to grow our business by acquiring or partnering with other medical business. On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, durable medical equipment and soft goods sales.

We continue to operate with very limited capital. We have been unable to locate a consistent source of financing for use in our operational or expansion plans. In the absence of additional financing, we will be unable to pursue our expansion plan.

Results of Operations

We are managing our business on a segment basis. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the diabetic treatment center sales and our prosthetic and orthotic care joint venture sales.

Comparison of the three months ended June 30, 2006 and June 30, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	Three Months Ended June 30,
	2006	2005
Revenue	$170,000	$900
Cost of Revenue	78,600	—
General and Administrative	247,000	83,900
Interest Expense	(3,800)	(1,100)

Net Loss	$(159,400)	$(84,100)

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005.

Net Revenue. Net revenue increased by approximately $169,100 from $900 in 2005 to $170,000 in 2006. This is due to the revenue from our joint venture which has been consolidated into our results of operations.

Cost of Revenue. Our cost of revenue increased to from $0 in 2005 to approximately $78,600 in 2006. We had no cost of revenue in 2005 since we just began operation of our diabetic treatment center in 2005. The remaining cost of revenues are associated with our joint venture which has been consolidated into our results of operations.

Diabetic Treatment Segment

	Three Months Ended June 30,
	2006	2005
Revenue	$700	$900
Cost of Revenue	17,600	—

Net Revenue. Net revenue decreased by approximately $200 from $900 in 2005 to $700 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue increased from $0 in 2005 to approximately $17,600 in 2006. We had no cost of revenue in 2005 since we just began operation of our diabetic treatment center in 2005.

Prosthetic and Orthotic Care Segment

	Three Months Ended June 30,
	2006	2005
Revenue	$169,300	$—
Cost of Revenue	61,000	—

Net Revenue. Net revenue increased by approximately $169,300 from $0 in 2005 to $169,300 in 2006. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased from $0 in 2005 to approximately $61,000 in 2006. We began operations of this segment in June 2006.

Selling, General and Administrative. Selling, general and administrative expenses increased $163,100 to $247,000 from $83,900 for the same period in 2005. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $132,500. The remaining costs are associated with the increased stock compensation for costs for payroll and professional fees of approximately $38,600 and a decrease in rental expense of approximately $10,600.

Net Loss. Net loss for 2006 was approximately $159,400 compared to $84,100 for 2005. The increase in our net loss was a result of increased cost of revenue and selling, general and administrative expenses incurred by us in 2006.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $193,200 during the three months ended June 30, 2006, compared to net cash used of approximately $65,400 for the three months ended June 30, 2005. The increase in cash used in operating activities is a result of our newly formed prosthetic and orthotic care joint venture.

Net cash provided by financing activities totaled approximately $187,800 and $80,000 during the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006, financing activities consisted of an advance from Personal Performance Medical Corporation for the operation of the joint venture.

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

Revenue Recognition. We recognize revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. These third-party payers consist of private insurance and Medicaid. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. We are not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third party payers for the three months ended June 30, 2006.

Cost of Revenue. The components of cost of revenue in the accompanying consolidated statements of operations include all direct labor and direct material associated with the delivery of Company’s medical treatments and other services. In addition, an allocation of overhead costs is included in cost of revenue.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,193,100 net operating loss carryforward for federal income tax purposes as of June 30, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Stock-Based Compensation. Before April 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. The Company did not recognize compensation expense related to stock options granted to employees and directors where the exercise price was at or above fair value at the date of grant. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No.

123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation - Transition and Disclosure.”

On April 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with FAS 123(R), results for prior periods have not been restated.

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

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,193,000 as of June 30, 2006. In addition, we have consumed net cash used in operating activities of approximately $193,000 and $65,000 for the three months ended June 30, 2006 and 2005, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2006. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 21, 2005, the Company entered into a stock purchase agreement with a group of investors (the “Investors”). This agreement allows the investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of common stock of the Company at a purchase price of $.04 per a share. If the closing price should fall below $.04 per share, then the price of the shares would adjust to the closing price minus $.01 for stock purchased at that date. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. On April 12, 2006 the Company issued 7,500,000 shares of common stock in accordance with the Stock Purchase Agreement to the investor group for $300,000.

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

Date: August 14, 2006

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	August 14, 2006
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.