Form 10QSB
period 2006-09-30
Diabetic Treatment Centers of America, Inc.
filed 2006-11-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2006: 44,339,659 shares of common stock, $0.0001 par value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2006
(unaudited)
Assets
Current assets:
Cash	$47,798
Accounts receivable, net of allowance for doubtful accounts of $19,920	341,840

Total current assets	389,638

Property and equipment, net	23,776

Total assets	$413,414

Liabilities and Capital Deficiency
Current liabilities:
Accounts payable	$139,970
Accrued expenses	33,390
Loan from related party	265,057

Total current liabilities	438,417

Minority interest	247

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 44,339,659 shares issued and outstanding	4,434
Additional paid-in capital	1,193,550
Accumulated deficit	(1,223,234)

Total capital deficiency	(25,250)

Total liabilities and capital deficiency	$413,414

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$625,975	$18,468	$796,023	$19,387

Cost of revenue	221,544	28,933	300,115	28,933

Gross profit (loss)	404,431	(10,465)	495,908	(9,546)
General and administrative expenses
Marketing and advertising	7,917	3,516	17,703	4,305
Depreciation	1,218	1,513	2,436	4,353
Professional fees	72,801	11,093	122,786	25,640
Rent	11,725	10,055	18,920	23,555
Payroll and related expenses (inclusive of non-cash stock-based employee compensation of $-0- and $-0- and $3,588 and $-0- for the three and six months ended September 30,2006 and 2005, respectively)	220,246	22,432	319,587	52,900
Licensing fees	102	—	102	—
Other general and administrative expenses	159,731	31,055	239,326	52,802

Total general and administrative expenses	473,740	79,664	720,860	163,555

Loss from operations	(69,309)	(90,129)	(224,952)	(173,101)

Other income (expense)
Gain on extinguishment of debt	41,324	—	41,324	—
Interest expense	(1,928)	(3,264)	(5,730)	(4,408)

Other income (expense), net	39,396	(3,264)	35,594	(4,408)

Net loss before minority interest	(29,913)	(93,393)	(189,358)	(177,509)

Minority interest	247	—	247	—

Net loss	$(30,160)	$(93,393)	$(189,605)	$(177,509)

Weighted average common shares outstanding	39,608,846	23,249,759	32,879,245	23,249,759

Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(189,605)	$(177,509)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,436	5,810
Minority interest	247	—
Bad debt recovery	(5,876)	—
Amortization of deferred stock-based consulting fees	96,747	—
Gain on extinguishment of debt	(41,324)	—
Amortization of deferred stock-based compensation	3,588	—
Changes in operating assets and liabilities:
Accounts receivable	(331,284)	(19,387)
Other assets	655	(850)
Accounts payable	129,527	50,495
Accrued expenses	8,818	1,937

Net cash used in operating activities	(326,071)	(139,504)

Cash flows from investing activities:
Purchase of property and equipment	—	(20,585)

Net cash used in investing activities	—	(20,585)

Cash flows from financing activities:
Loan from related party	277,587	—
Repayments of loan from related party	(12,530)
Loans from stockholders	—	150,500

Net cash provided by financing activities	265,057	150,500

Net decrease in cash	(61,014)	(9,589)

Cash, beginning of period	$108,812	$9,589

Cash, end of period	$47,798	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of stockholder loan into common stock	$167,398	$—

Issuance of restricted common stock for consulting services	$250,000	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2006

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,223,000 as of September 30, 2006. In addition, the Company has consumed cash in its operating activities of approximately $326,100 and $139,500 for the six months ended September 30, 2006, and 2005, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering and loans from stockholders and related parties. The Company is continuing to seek other sources of financing and attempting to increase revenues and has changed its core business of wholesale golf equipment to owning and operating diabetic treatment centers. There are no assurances that the Company will be successful in achieving its goals.

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

NOTE 2 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. and subsidiaries (collectively the “Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $0.0001. From inception until August 2004, the Company’s activities were devoted primarily to the wholesaling of golf equipment.

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

September 30, 2006

NOTE 2 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION, CONTINUED

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

Principles of Consolidation. The Company’s consolidated financial statements for the three and six months ended September 30, 2006 and 2005, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation and a 75% joint venture with PPMC. All intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at September 30, 2006.

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

September 30, 2006

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

As of September 30, 2006, the only share-based payment awards outstanding related to the restricted stock agreements described in Note 6.

NOTE 4 – LOAN FROM RELATED PARTY

The Company received a loan from PPMC as a result of the formation of the joint venture. No interest is accrued for this loan and there is no agreement on when this loan is to be repaid.

NOTE 5 – LEASE AGREEMENTS

The Company is currently operating a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On September 29, 2006 the Company entered into a settlement agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 has been included in the accompanying consolidated statements of operations to reflect the Company’s release from this obligation which includes the reduction in lease termination costs and forgiveness of rent payable included in accounts payable.

NOTE 6 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005 Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the 2005 Plan and may be reissued.

On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated. As of September 30, 2006, 220,000 shares have been issued and are outstanding under the 2005 Plan.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2006

On May 12, 2006, we entered it to a consulting agreement with Scott Allen, our Chief Executive Officer and Director, for one year to provide assistance with identifying and acquiring potential business partners for the Company. He was compensated 5,000,000 shares of restricted common stock with a value of $250,000. This fee is being amortized over the life of the contract with $62,000 and $96,747 charged as professional fees expense in the accompanying consolidated statements of operations for the three and six months ended September 30, 2006, respectively.

NOTE 7 – STOCK PURCHASE AGREEMENT

On November 21, 2005, the Company entered into a stock purchase agreement with a group of investors (the “Investors”). This agreement allows the investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of common stock of the Company at a purchase price of $.04 per share. If the closing price should fall below $.04 per share, then the price of the shares would adjust to the closing price minus $.01 for stock purchased at that date. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. In March 2006, the Company sold 7,500,000 shares of common stock in accordance with the Stock Purchase Agreement to the investor group for $300,000.

NOTE 8 – STOCKHOLDERS’ EQUITY

On August 21, 2006 the Company issued 8,369,900 shares to convert both the principal balance and accrued interest of promissory notes held by a shareholder. At the date of the conversion the principal and accrued interest balance amounted to $150,500 and $16,898, respectively.

On August 16, 2006, the majority holders of the Company’s common stock approved by written consent approving amendments to our Certificate of Incorporation to increase the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock.

NOTE 9 – SEGMENT REPORTING

The Company operates two reportable segments consisting of diabetic treatment and orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Three Months Ended September 30, 2005	Diabetic Treatment	Orthotics and Prosthetics
Total assets	$80,377	$—
Net revenue	$18,468	$—
Net income (loss)	$(93,393)	$—

Three Months Ended September 30, 2006	Diabetic Treatment	Orthotics and Prosthetics
Total assets	$24,732	$388,682
Net revenue	$421	$625,554
Net income (loss)	$(55,079)	$24,919

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2006

Six Months Ended September 30, 2005	Diabetic Treatment	Orthotics and Prosthetics
Total assets	$80,377	$—
Net revenue	$19,387	$—
Net income (loss)	$(177,509)	$—

Six Months Ended September 30, 2006	Diabetic Treatment	Orthotics and Prosthetics
Total assets	$24,732	$388,682
Net revenue	$1,101	$794,922
Net income (loss)	$(190,345)	$740

NOTE 10 – SUBSEQUENT EVENTS

On October 10, 2006, the Company entered into a ninety day secured note agreement with a stockholder for $6,000. The note has an interest rate of 10% and is secured by 600,000 restricted shares of the Company’s common stock to be paid to the note holder in the event of default.

On November 3, 2006, the Company entered into a ninety day secured note agreement with a stockholder for $6,000. The note has an interest rate of 10% and is collateralized by 600,000 restricted shares of the Company’s common stock to be paid to the note holder in the event of default.

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

On October 7, 2004, we entered into an Agreement with Diabetes Medical Development Corporation, d/b/a DiabMed, to secure the exclusive rights to market and sell certain technologies and products used to treat diabetes in Murray, Utah. As of September 2006, DiabMed has not provided a licensing agreement with terms that are acceptable to us. We do not anticipate being able to reach an agreement and have no further plans of pursuing these rights.

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

Based upon the current level of revenues and the cash position, we will need to raise additional capital to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for a promissory note or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise approximately $120,000 of additional capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

We continue to operate with very limited capital and have been unable to locate a consistent source of financing for use in our operational or expansion plans. In the absence of additional financing, we will be unable to pursue our expansion plan.

Results of Operations

We are managing our business on a segment basis. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the diabetic treatment center sales and our prosthetic and orthotic care joint venture sales.

Comparison of the three and six months ended September 30, 2006 and September 30, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	For the three months ended September 30,		For the six months ended September 30,
	2006	2005	2006	2005
Revenue	$626,000	$18,000	$796,000	$19,000
Cost of revenue	221,000	29,000	300,000	29,000
General and administrative	474,000	79,000	720,000	164,000
Other income (expense)	39,000	(3,000)	35,000	(4,000)

Net loss	$(30,000)	$(93,000)	$(189,000)	$(178,000)

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005.

Net Revenue. Net revenue increased by approximately $608,000 in 2006. This is due to the revenue from our joint venture which has been consolidated into our results of operations.

Cost of Revenue. Cost of revenue increased by approximately $192,000 in 2006. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations.

General and Administrative. General and administrative expenses increased by $395,000 in 2006. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $391,000. The remaining costs are associated with the increased stock compensation for costs for payroll and professional fees of approximately $59,000 and a decrease in rental expense of $9,200, payroll expenses of $12,300, and costs associated with an annual meeting of $21,000.

Net Loss. Net loss decreased by $63,000 as a result of our joint venture.

Diabetic Treatment Segment

	Three Months Ended September 30,
	2006	2005
Revenue	$—	$18,000
Cost of revenue	—	29,000

Net Revenue. Net revenue decreased by $18,000 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue decreased by $29,000 in 2006 since we have not been treating patients since April 2006.

Prosthetic and Orthotic Care Segment

	Three Months Ended September 30,
	2006	2005
Revenue	$626,000	$—
Cost of revenue	221,000	—

Net Revenue. Net revenue increased by $626,000 in 2006. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased by $221,000 in 2006. We began operations of this segment in June 2006.

Comparison of the Six Months Ended September 30, 2006 and September 30, 2005.

Net Revenue. Net revenue increased by $777,700 in 2006. This is due to the revenue from our joint venture which has been consolidated into our results of operations.

Cost of Revenue. Our cost of revenue increased by $271,000 in 2006. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations.

General and Administrative. General and administrative expenses increased $556,000 in 2006. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $511,000. The remaining costs are associated with the increased professional fees of approximately $97,000 and a decrease in rental expense of $19,800, payroll expenses of $6,000, web hosting expense of $5,000 and costs associated with an annual meeting of $21,000.

Net Loss. The increase in our net loss of $11,000 was a result of our joint venture that began in June 2006.

Diabetic Treatment Segment

	Six Months Ended September 30,
	2006	2005
Revenue	$1,000	$19,000
Cost of Revenue	18,000	29,000

Net Revenue. Net revenue decreased by $18,000 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue decreased by $11,000 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Six Months Ended September 30,
	2006	2005
Revenue	$795,000	$—
Cost of Revenue	282,000	—

Net Revenue. Net revenue increased by $795,000 in 2006. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased by $282,000 in 2006. We began operations of this segment in June 2006.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $326,000 during the six months ended September 30, 2006, compared to net cash used of approximately $140,000 for the six months ended September 30, 2005. The increase in cash used in operating activities is a result of our newly formed prosthetic and orthotic care joint venture.

Net cash provided by financing activities totaled approximately $265,000 and $151,000 during the six months ended September 30, 2006 and 2005, respectively. During the six months ended September 30, 2006, financing activities consisted of an advance from Personal Performance Medical Corporation for the operation of the joint venture.

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

Revenue Recognition. We recognize revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. These third-party payers consist of private insurance and Medicaid. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. We are not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third-party payers for the three and six months ended September 30, 2006.

Cost of Revenue. The components of cost of revenue in the accompanying consolidated statements of operations include all direct labor and direct material associated with the delivery of Company’s medical treatments and other services. In addition, an allocation of overhead costs is included in cost of revenue.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,163,000 net operating loss carryforward for federal income tax purposes as of September 30, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,223,000 as of September 30, 2006. In addition, we have consumed net cash used in operating activities of approximately $326,000 and $140,000 for the six months ended September 30, 2006 and 2005, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their audit report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of and for the fiscal year ended March 31, 2006. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Third-party payers and government-sponsored programs may reduce payments to us.

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

If the government changes the Medicare or Medicaid programs for diabetic treatment, then our future revenue and earnings could be adversely affected.

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

If our business is alleged or found to violate health care or other applicable laws, our future revenue and earnings could be adversely affected.

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

Mr. Jeff Jones, our former executive officer and director beneficially owns approximately 20% of the voting power of our common stock. Mr. Jones is in a position to elect and remove directors and control the outcome of most matters submitted to a vote of the stockholders. Additionally, Mr. Jones is able to significantly influence any proposed amendment to our Certificate of Incorporation, a merger proposal, a proposed sale of our assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquirer from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 16, 2006, the majority holders of the Company’s common stock approved by written consent approving amendments to our Certificate of Incorporation to increase the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock. In addition, Scott Allen and Steven Weldon were re-elected as directors of the Company.

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

Date: November 14, 2006

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	November 14, 2006
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.