Form 10QSB
period 2006-12-31
Diabetic Treatment Centers of America, Inc.
filed 2007-02-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 13, 2007: 44,339,659 shares of common stock, $0.0001 par value per share.

Transitional Small Business Disclosure Format (check one):    ☐ Yes    ☒  No

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2006
(unaudited)
Assets

Current assets:
Cash	$130,260
Accounts receivable, net of allowance for doubtful accounts of $19,730	340,099

Total current assets	470,359

Property and equipment, net	10,980

Total assets	$481,339

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$117,778
Accrued expenses	35,812
Loans from shareholder	24,500
Loan from related party	281,960

Total current liabilities	460,050

Minority interest	22,144

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized, 44,339,659 shares issued and outstanding	4,434
Additional paid-in capital	1,256,050
Accumulated deficit	(1,261,339)

Total capital deficiency	(855)

Total liabilities and capital deficiency	$481,339

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenue	$692,684	$10,616	$1,488,707	$30,003

Cost of revenue	210,125	40,487	510,240	69,420

Gross profit (loss)	482,559	(29,871)	978,467	(39,417)

General and administrative expenses:
Marketing and advertising	12,146	2,606	29,849	6,911
Depreciation	197	1,561	2,633	5,914
Professional fees	79,233	10,251	202,019	35,891
Rent	11,478	7,286	30,398	30,841
Payroll and related expenses (inclusive of non-cash stock-based employee compensation of $-0- and $6,442 and $3,588 and $6,442 for the three and nine months ended December 31, 2006 and 2005, respectively)	183,600	21,359	503,187	74,259
Licensing fees	—	62	102	62
Loss on disposal of property and equipment	11,375	—	11,375	—
Other general and administrative expenses	200,492	9,160	398,494	62,103

Total general and administrative expenses	498,521	52,426	1,178,057	215,981

Loss from operations	(15,962)	(82,297)	(199,590)	(255,398)

Other income (expense):
Interest expense	(246)	(3,762)	(5,976)	(8,170)

Other income (expense), net	(246)	(3,762)	(5,976)	(8,170)

Net loss before minority interest	(16,208)	(86,059)	(205,566)	(263,568)

Minority interest	21,897	—	22,144	—

Net loss	$(38,105)	$(86,059)	$(227,710)	$(263,568)

Weighted average common shares outstanding	44,339,659	23,543,237	35,067,311	23,347,941

Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(227,710)	$(263,568)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,633	9,160
Loss on disposal of property and equipment	11,375	—
Minority interest	22,144	—
Amortization of deferred stock-based consulting fees	159,247	—
Gain on extinguishment of debt	(41,324)	—
Amortization of deferred stock-based compensation	3,588	6,442
Changes in operating assets and liabilities:
Accounts receivable	(335,419)	(20,444)
Other assets	655	(850)
Accounts payable	107,935	58,640
Accrued expenses	11,264	7,500

Net cash used in operating activities	(285,612)	(203,120)

Cash flows from investing activities:
Proceeds from sale of property and equipment	600	—
Purchase of property and equipment	—	(30,242)

Net cash provided by (used in) investing activities	600	(30,242)

Cash flows from financing activities:
Loan from related party	315,291	—
Repayments of loan from related party	(33,331)	—
Loans from shareholder	24,500	150,500
Deposit for purchase of common stock	—	85,000

Net cash provided by financing activities	306,460	235,500

Net increase in cash	21,448	2,138

Cash, beginning of period	$108,812	$9,589

Cash, end of period	$130,260	$11,727

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of restricted stock for consulting services	$250,000	$—

Conversion of shareholder loan into common stock	$167,398	$—

See accompanying notes to unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

December 31, 2006

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,261,000 as of December 31, 2006. In addition, the Company has consumed cash in its operating activities of approximately $285,600 and $203,100 for the nine months ended December 31, 2006, and 2005, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On May 12, 2006, Diabetic Treatment Centers of America, Inc. entered into a Joint Venture Agreement with Personal Performance Medical Corporation (“PPMC”) to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well) (the “Joint Venture”), a Utah based Corporation that offers full service Prosthetic and Orthotic Care and Manufacturing, durable medical equipment and soft goods sales. The Joint Venture commenced operations on June 1, 2006 and will continue for two consecutive years and will be renewable for one year with a unanimous vote of the parties or until the Joint Venture is liquidated or dissolved.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

December 31, 2006

NOTE 2 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION, CONTINUED

Diabetic Treatment Centers of America, Inc. owns 75% interest of the Joint Venture and PPMC owns the remaining 25%.

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

Principles of Consolidation. The Company’s consolidated financial statements for the three and nine months ended December 31, 2006 and 2005, include the accounts of its wholly owned subsidiary A and Z Golf Corp., a Delaware corporation and a 75% joint venture with PPMC. All intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at December 31, 2006 and management has deemed these provisions as adequate.

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

December 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

As of December 31, 2006, the only share-based payment awards outstanding related to the restricted stock agreements described in Note 7.

Reclassification. Certain amounts in the prior fiscal period have been reclassified to confirm with the presentation adopted in the current fiscal period.

NOTE 4 – LOAN FROM RELATED PARTY

The Company received a loan from PPMC as a result of the formation of the Joint Venture. No interest is accrued for this loan and there is no agreement on when this loan is to be repaid.

NOTE 5 – LOANS FROM SHAREHOLDER

The following is a table of loans from a shareholder at December 31, 2006 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$128
11/03/06	02/01/07	6,000	95
12/20/06	03/20/07	6,000	17
12/26/06	03/26/07	6,500	7

	Total	$24,500	$247

The loans from shareholder are secured by 2,450,000 shares of the Company’s restricted common stock and bear interest at 10 percent per annum. As of December 31, 2006, accrued interest payable of $247 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholder and related accrued interest are due no later than ninety days from the date of the loan.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

December 31, 2006

NOTE 5 – LOANS FROM SHAREHOLDER, CONTINUED

On January 11, and February 1, 2007, the Company defaulted on the two $6,000 loans due on those dates.

NOTE 6 – LEASE AGREEMENTS

The Company is currently operating a diabetic treatment center. On August 1, 2004, the Company signed a new lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On September 29, 2006 the Company entered into a settlement agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 has been included in the accompanying consolidated statements of operations to reflect the Company’s release from this obligation which includes the reduction in lease termination cost and forgiveness of rent payable included in accounts payable. This gain has been recorded as a reduction of other general and administrative expenses in the accompanying consolidated statement of operations during the nine months ended December 31, 2006.

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

On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated. As of December 31, 2006, 220,000 shares have been issued and are outstanding under 2005 Plan.

On May 12, 2006, we entered it to a consulting agreement with Scott Allen, our Chief Executive Officer and Director, for one year to provide assistance with identifying and acquiring potential business partners for the Company. He was compensated with 5,000,000 shares of restricted common stock with a value of $250,000. This fee is being amortized over the life of the contract with $62,500 and $159,246 charged as professional fees expense in the accompanying consolidated statements of operations for the three and nine months ended December 31, 2006, respectively.

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

December 31, 2006

NOTE 9 – STOCKHOLDERS’ EQUITY

On August 21, 2006 the Company issued 8,369,900 shares to convert both the principal balance and accrued interest of promissory notes held by a shareholder. At the date of the conversion, the principal and accrued interest balance amounted to $150,500 and $16,898, respectively.

On August 16, 2006, the majority holders of the Company’s common stock approved by written consent amendments to our Certificate of Incorporation to increase the number of shares of our capital stock we are authorized to issue to 250,000,000 shares, of which all 250,000,000 shares will be Common Stock.

NOTE 10 – SEGMENT REPORTING

The Company operates two reportable segments consisting of (1) diabetic treatment and (2) orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Three Months Ended December 31, 2005	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$99,468	$—	$99,468
Net revenue	$10,616	$—	$10,616
Net (loss) income before minority interest	$(86,059)	$—	$(86,059)

Three Months Ended December 31, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$13,985	$467,354	$481,339
Net revenue	$—	$692,684	$692,684
Net (loss) income before minority interest	$(103,796)	$87,588	$(16,208)

Nine Months Ended December 31, 2005	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$99,468	$—	$99,468
Net revenue	$30,003	$—	$30,003
Net (loss) income before minority interest	$(263,568)	$—	$(263,568)

Nine Months Ended December 31, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$13,985	$467,354	$481,339
Net revenue	$1,101	$1,487,606	$1,488,707
Net (loss) income before minority interest	$(294,141)	$88,575	$205,566

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ “Fit-Well”), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, durable medical equipment and soft goods sales.

Based upon the current level of revenues and the cash position, we will need to raise additional capital to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for a promissory note or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise aproximately $120,000 of additional capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

Comparison of the three and nine months ended December 31, 2006 and December 31, 2005.

CONSOLIDATED FINANCIAL INFORMATION

	For the three months ended December 31,		For the nine months ended December 31,
	2006	2005	2006	2005
Revenue	$693,000	$11,000	$1,489,000	$30,000
Cost of revenue	210,000	41,000	511,000	69,000
General and administrative	499,000	52,000	1,178,000	216,000
Other income (expense)	—	(4,000)	(6,000)	(8,000)
Minority Interest	(22,000)	—	(22,000)	—
Net loss	$(38,000)	$(86,000)	$(228,000)	$(263,000)

Comparison of the Three Months Ended December 31, 2006 and December 31, 2005.

Net Revenue. Net revenue increased by approximately $682,000 in 2006. This is due to the revenue generated from our joint venture which has been consolidated into our results of operations.

Cost of Revenue. Cost of revenue increased by $169,000 in 2006. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations.

General and Administrative. General and administrative expenses increased by $447,000 in 2006. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $395,000. The remaining costs are associated with the increased stock compensation for costs for payroll, professional fees of approximately $71,000 and a loss on the sale of property and equipment of $11,000 and a decrease in rental expense of $13,000, payroll expenses of $6,000, office expenses of $3,000, insurance of $2,000 and marketing of $2,000.

Net Loss. Net loss decreased by $48,000 as a result of our joint venture.

Diabetic Treatment Segment

	Three Months Ended December 31,
	2006	2005
Revenue	$—	$11,000
Cost of revenue	—	41,000

Net Revenue. Net revenue decreased by $11,000 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue decreased by $41,000 in 2006 since we have not been treating patients since April 2006.

Prosthetic and Orthotic Care Segment

	Three Months Ended December 31,
	2006	2005
Revenue	$693,000	$—
Cost of revenue	210,000	—

Net Revenue. Net revenue increased by $693,000 in 2006. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased by $210,000 in 2006. We began operations of this segment in June 2006.

Comparison of the Nine Months Ended December 31, 2006 and December 31, 2005.

Net Revenue. Net revenue increased by $1,459,000 in 2006. This is due to the revenue from our joint venture which has been consolidated into our results of operations.

Cost of Revenue. Our cost of revenue increased by $442,000 in 2006. The increase in cost of revenue is associated with our joint venture which has been consolidated into our results of operations.

General and Administrative. General and administrative expenses increased $962,000 in 2006. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $906,000. The remaining costs are associated with the increased professional fees of approximately $167,000 and a decrease in rental expense of $27,000, payroll expenses of $15,000, insurance expense of $6,000, office expenses of $7,000, utilities of $2,000, web hosting of $5,000, costs associated with an annual meeting of $21,000, and a gain on the extinguishment of debt of $41,000.

Net Loss. The decrease in our net loss of $35,000 was a result of income from our joint venture that began in June 2006.

Diabetic Treatment Segment

	Nine Months Ended December 31,
	2006	2005
Revenue	$1,000	$30,000
Cost of Revenue	17,000	69,000

Net Revenue. Net revenue decreased by $29,000 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue decreased by $52,000 in 2006. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Nine Months Ended December 31,
	2006	2005
Revenue	$1,488,000	$—
Cost of Revenue	494,000	—

Net Revenue. Net revenue increased by $1,488,000 in 2006. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased by $494,000 in 2006. We began operations of this segment in June 2006.

Liquidity and Capital Resources

Net cash used in operating activities totaled approximately $286,000 during the nine months ended December 31, 2006, compared to net cash used of approximately $203,000 for the nine months ended December 31, 2005. The increase in cash used in operating activities is a result of our newly formed prosthetic and orthotic care joint venture.

Net cash provided by financing activities totaled approximately $306,000 and $236,000 during the nine months ended December 31, 2006 and 2005, respectively. During the nine months ended December 31, 2006, financing activities consisted of an advance from Personal Performance Medical Corporation for the operation of the joint venture and loans received from a shareholder.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund our financing needs by issuance of debt and equity. Our management has been exploring a number of other options to meet our obligations and future capital requirements, including the possibility of an equity offering and debt financing. There can be no assurance financing will be available or accessible on reasonable terms.

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

Revenue Recognition. We recognize revenue on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from patients and third-party payers. These third-party payers consist of private insurance and Medicaid. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant. We are not aware of any material claims, disputes or unsettled matters with third-party payers and there have been no material settlements with third-party payers for the three and nine months ended December 31, 2006.

Cost of Revenue. The components of cost of revenue in the accompanying consolidated statements of operations include all direct labor and direct material associated with the delivery of Company’s medical treatments and other services. In addition, an allocation of overhead costs is included in cost of revenue.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,163,000 net operating loss carryforward for federal income tax purposes as of December 31, 2006. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons; including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

RISK FACTORS

A more comprehensive list of risk factors is set forth in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006 and our other filings with the Securities and Exchange Commission. In addition to those risk factors, you should consider the following:

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,261,000 as of December 31, 2006. In addition, we have consumed net cash used in operating activities of approximately $286,000 and $203,000 for the nine months ended December 31, 2006 and 2005, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their audit report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of and for the fiscal year ended March 31, 2006. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

ITEM 3 – CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: February 14, 2007

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 14, 2007
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.