Form 10KSB
period 2007-03-31
Diabetic Treatment Centers of America, Inc.
filed 2007-07-16
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 333-82580

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

(Name of small business issuer in its charter)

Delaware	59-3733133
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. No.)

5401 S. Kirkman Road

Suite 310

Orlando, Florida 32819

(407) 926-6180

(Address and telephone number of principal executive offices)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

$0.0001 Par Value Common Stock

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there are no disclosures of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Issuer’s revenues for its most recent fiscal year were $2,036,331.

Aggregate market value of voting and non-voting common stock held by non-affiliates as of July 9, 2007 was $743,287 based on a price of $0.02.

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of June 28, 2007 was 44,339,659 and there were 1,510 stockholders of record.

Documents Incorporated by Reference

None

Transitional Small Business Discloser Format:    ☐  Yes    ☒  No

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

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On July 1, 2004, we changed our name to “Diabetic Treatment Centers of America, Inc.” and became a company focused on the acquisition and development of owning and operating diabetic treatment centers.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol DBTC. Our principal executive offices are located at 5401 South Kirkman Road, Suite 310, Orlando, Florida 32819. Our telephone number is (407) 962-9680.

We conduct our operation in two segments — diabetic treatment and orthotics and prosthetics. See Note 13 to our consolidated financial statements contained herein for further information related to our segments.

Diabetic Treatment

We acquired Microvas Therapy technology in May 2005. The therapy is delivered with a machine with emitter pads that directs powerful electronic waveforms though a patient’s limb or body to stimulate neuromuscular contractions. This therapy increases the blood flow through the treatment area increasing blood oxygen, helping move antibiotics to wounds and induces involuntary exercise of muscles. This therapy can be used to treat diabetic neuropathy, hypoxia, foot ulcers and a variety of other medical disorders. We stopped treatments in April 2006 and are currently evaluating this business model to determine its future sustainability.

Orthotics and Prosthetics

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation called American Medical Management Technologies to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well Prosthetics and Orthotic Center), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing (O&P), DME and soft goods sales.

Industry Overview

We estimate that the O&P patient care market in the United States is approximately $2.5 billion. The O&P patient care services market is highly fragmented and is characterized by local, independent O&P businesses, with the majority generally having a single facility with annual revenues of less than $1.0 million.

The care of O&P patients is part of a continuum of rehabilitation services including diagnosis, treatment and prevention of future injury. This continuum involves the integration of several medical disciplines that begins with the attending physician’s diagnosis. A patient’s course of treatment is generally determined by an orthopedic surgeon, vascular surgeon or physiatrist, who writes a prescription and refers the patient to an O&P patient care services provider for treatment. A practitioner then, using the prescription, consults with both the referring physician and the patient to formulate the design of an orthotic or prosthetic device to meet the patient’s needs.

The O&P industry is characterized by stable, recurring revenues, primarily resulting from the need for periodic replacement and modification of O&P devices. Based on our experience, the average replacement time for orthotic devices is one to three years, while the average replacement time for prosthetic devices is three to five years. There is also an attendant need for continuing O&P patient care services. In addition to the inherent need for periodic replacement and modification of O&P devices and continuing care, we expect the demand for O&P services will continue to grow as a result of several key trends, including:

Aging U.S. Population. The growth rate of the over-65 age group is nearly triple that of the under-65 age group. There is a direct correlation between age and the onset of diabetes and vascular disease, which is the leading cause of amputations. With broader medical insurance coverage, increasing disposable income, longer life expectancy, greater mobility expectations and improved technology of O&P devices, we believe the elderly will increasingly seek orthopedic rehabilitation services and products.

Growing Physical Health Consciousness. The emphasis on physical fitness, leisure sports and conditioning, such as running and aerobics, is growing, which has led to increased injuries requiring orthopedic rehabilitative services and products. These trends are evidenced by the increasing demand for new devices that provide support for injuries, prevent further or new injuries or enhance physical performance.

Increased Efforts to Reduce Healthcare Costs. O&P services and devices have enabled patients to become ambulatory more quickly after receiving medical treatment in the hospital. We believe that significant cost savings can be achieved through the early use of O&P services and products. The provision of O&P services and products in many cases reduces the need for more expensive treatments, thus representing a cost savings to third-party payors.

Advancing Technology. The range and effectiveness of treatment options for patients requiring O&P services have increased in connection with the technological sophistication of O&P devices. Advances in design technology and lighter, stronger and more cosmetically acceptable materials have enabled patients to replace older O&P devices with new O&P products that provide greater comfort, protection and patient acceptability. As a result, treatment can be more effective or of shorter duration, giving the patient greater mobility and a more active lifestyle. Advancing technology has also increased the prevalence and visibility of O&P devices in many sports, including skiing, running and tennis.

Business Strategy

Our strategies are to:

•	continue to provide superior patient care

•	create, license or patent and market devices based on new cutting edge technology

•

selectively acquire small and medium-sized O&P patient care service businesses and open satellite patient-care centers primarily to expand our presence within our existing market and secondarily to enter into new markets

•	acquire manufactures of O&P equipment

Through our joint venture, we will continue to provide superior patient care. Our patients consist of amputees with various levels or combinations of limb loss and patients that require orthotic bracing for varied reasons including stroke, diabetic complications, deformities, and injuries.

We will create, license, or patent and market devices based on new cutting edge technology. Mr. Allen, our CEO, currently holds three patents with several others currently pending. We want to continue to create new devices and techniques to further establish ourselves as a leader in the O&P industry. These additional technologies could generate additional revenues through the referral of patients in need of our technologies and the sales or licensing of the technologies.

We plan to add market share by selectively acquiring small and medium-sized O&P patient care service businesses and opening satellite patient-care centers primarily to expand our presence within our existing market and secondarily to enter into new markets. There are many locally owned O&P patient-care centers through out the United States. We plan add to our revenues with acquisitions and even additional joint ventures.

We plan to acquire businesses that manufacture O&P equipment. This vertical integration will help to reduce the cost of providing equipment and limbs by eliminating the middle man.

Sales and Marketing

Due primarily to the fragmented nature of the O&P industry, the success of a particular patient-care center has been largely a function of its local reputation for quality of care, responsiveness and length of service in the local communities. We have relied almost exclusively on referrals from local physicians or physical therapists and typically are not involved in more sophisticated marketing techniques.

Competition

The O&P services industry is highly fragmented, consisting mainly of local O&P patient-care centers. The business of providing O&P patient care services is highly competitive in the market in which we operate. We compete with numerous small independent O&P providers for referrals from physicians, therapists, employers, HMOs, PPOs, hospitals, rehabilitation centers, out-patient clinics and insurance companies on both a local and regional basis. We compete with other patient care service providers on the basis of quality and timeliness of patient care, location of patient-care centers and pricing for services.

Government Regulation

We are subject to a variety of federal, state and local governmental regulations. We make every effort to comply with all applicable regulations through compliance programs, manuals and personnel training. Despite these efforts, we cannot guarantee that we will be in absolute compliance with all regulations at all times. Failure to comply with applicable governmental regulations may result in significant penalties, including exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business. In November 2003, Congress legislated a three-year freeze on reimbursement levels for all O&P services starting January 1, 2004. The effect of this legislation has been a downward pressure on our income from operations, however, we have initiated certain purchasing and efficiency programs which we believe will minimize such effects.

Medical Device Regulation. We distribute products that are subject to regulation as medical devices by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“FDCA”) and accompanying regulations. With the exception of two products which have been cleared for marketing under section 510(k) of the FDCA, we believe that the products we distribute, including O&P devices, accessories and components, are exempt from the FDA’s regulations for pre-market clearance of approval requirements and from requirements relating to quality system regulation (except for certain recordkeeping and complaint handling requirements). We are required to adhere to regulations regarding adverse event reporting, and are subject to inspection by the FDA for compliance with all applicable requirements. Labeling and promotional materials also are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Although we have never been challenged by the FDA for non-compliance with FDA requirements, we cannot assure that we would be found to be or to have been in compliance at all times. Non-compliance could result in a variety of civil and/or criminal enforcement actions, which could have a material adverse effect on our business and results of operations.

Fraud and Abuse. Violations of fraud and abuse laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal healthcare programs, including Medicare, Medicaid, U.S. Veterans Administration health programs and the Department of Defense’s TRICARE program, formerly known as CHAMPUS. These laws, which include but are not limited to, antikickback laws, false claims laws, physician self-referral laws, and federal criminal healthcare fraud laws, are discussed in further detail below. We believe our billing practices, operations, and compensation and financial arrangements with referral sources and others materially comply with applicable federal and state requirements. However, we cannot assure that such requirements will not be interpreted by a governmental authority in a manner inconsistent with our interpretation and application. The failure to comply, even if inadvertent, with any of these requirements could require us to alter our operations and/or refund payments to the government. Such refunds could be significant and could also lead to the imposition of significant penalties. Even if we successfully defend against any action against us for violation of these laws or regulations, we would likely be forced to incur significant legal expenses and divert our management’s attention from the operation of our business. Any of these actions, individually or in the aggregate, could have a material adverse effect on our business and financial results.

Antikickback Laws. Our operations are subject to federal and state antikickback laws. The federal Antikickback Statute (Section 1128B(b) of the Social Security Act) prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, or paying any remuneration in return for, or to induce, the referral of persons eligible for benefits under a federal healthcare program (including Medicare, Medicaid, the U.S. Veterans Administration health programs and TRICARE), or the ordering, purchasing, leasing, or arranging for, or the recommendation of purchasing, leasing or ordering of, items or services that may be paid for, in whole or in part, by a federal healthcare program. Courts have held that the statute may be violated when even one purpose (as opposed to a primary or sole purpose) of a payment is to induce referrals or other business.

Recognizing that the law is broad and may technically prohibit beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services developed regulations addressing certain business arrangements that will not be subject to scrutiny under the law. These “Safe Harbors” describe activities which are not considered to be illegal provided that they meet all the requirements of the applicable Safe Harbor. For example, the Safe Harbors cover activities such as offering discounts to healthcare providers and contracting with physicians or other individuals or entities that have the potential to refer business to us that would ultimately be billed to a federal healthcare program. Failure to qualify for Safe Harbor protection does not mean that an arrangement is illegal. Rather, the arrangement must be analyzed under the antikickback statute to determine whether there is an intent to pay or receive remuneration in return for referrals. Conduct and business arrangements that do not fully satisfy one of the Safe Harbors may result in increased scrutiny by government enforcement authorities. In addition, some states also have antikickback laws that vary in scope and may apply regardless of whether a federal healthcare program is involved.

HIPAA Violations. The Health Insurance Portability and Accountability Act (“HIPAA”) provides for criminal penalties for, among other offenses, healthcare fraud, theft or embezzlement in connection with healthcare, false statements related to healthcare matters, and obstruction of criminal investigation of healthcare offenses. Unlike the federal antikickback laws, these offenses are not limited to federal healthcare programs.

In addition, HIPAA authorizes the imposition of civil monetary penalties where a person offers or pays remuneration to any individual eligible for benefits under a federal healthcare program that such person knows or should know is likely to influence the individual to order or receive covered items or services from a particular provider, practitioner or supplier. Excluded from the definition of “remuneration” are incentives given to individuals to promote the delivery of preventive care (excluding cash or cash equivalents), incentives of nominal value and certain differentials in or waivers of coinsurance and deductible amounts.

False Claims Laws. We are also subject to federal and state laws prohibiting individuals or entities from knowingly presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent, are for items or services not provided as claimed, or otherwise contain misleading information. Each of our patient-care centers is responsible for the preparation and submission of reimbursement claims to third-party payors for items and services furnished to patients. In addition, our personnel may, in some instances, provide advice on billing and reimbursement to purchasers of our products. While we endeavor to assure that our billing practices comply with applicable laws, if claims submitted to payors are deemed to be false, fraudulent, or for items or services not provided as claimed, we could face liability for presenting or causing to be presented such claims.

Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. With certain exceptions, the federal Medicare physician self-referral law (the “Stark II” law) (Section 1877 of the Social Security Act) prohibits a physician from referring Medicare beneficiaries to an entity for “designated health services” – including prosthetic and orthotic devices and supplies – if the physician or the physician’s immediate family member has a financial relationship with the entity. A financial relationship includes both ownership or investment interests and compensation arrangements. A violation occurs when any person presents or causes to be presented to the Medicare program a claim for payment in violation of Stark II.

With respect to ownership/investment interests, there is an exception under Stark II for referrals made to a publicly traded entity in which the physician has an investment interest if the entity’s shares are traded on certain exchanges, including the New York Stock Exchange, and had shareholders’ equity exceeding $75.0 million for its most recent fiscal year, or as an average during the three previous fiscal years. We meet these tests and, therefore, believe that referrals from physicians that have ownership interests in our stock should not trigger liability under Stark II.

Certification and Licensure. The state of Utah does not require separate licensure for practitioners. However, we are certified by the American Board for Certification.

The American Board for Certification conducts a certification program for practitioners and an accreditation program for patient-care centers. The minimum requirements for a certified practitioner are a college degree, completion of an accredited academic program, one to four years of residency at a patient-care center under the supervision of a certified practitioner and successful completion of certain examinations. Minimum requirements for an accredited patient-care center include the presence of a certified practitioner and specific plant and equipment requirements. While we endeavor to comply with all state licensure requirements, we cannot assure that we will be in compliance at all times with these requirements.

Confidentiality and Privacy Laws. The Administrative Simplification Provisions of HIPAA, and their implementing regulations, set forth privacy standards and implementation specifications concerning the use and disclosure of individually identifiable health information (referred to as “protected health information”) by health plans, healthcare clearinghouses and healthcare providers that transmit health information electronically in connection with certain standard transactions (“Covered Entities”). HIPAA further requires Covered Entities to protect the confidentiality of health information by meeting certain security standards and implementation specifications. In addition, under HIPAA, Covered Entities that electronically transmit certain administrative and financial transactions must utilize standardized formats and data elements (“the transactions/code sets standards”). HIPAA imposes civil monetary penalties for non-compliance, and, with respect to knowing violations of the privacy standards, or violations of such standards committed under false pretenses or with the intent to sell, transfer or use individually identifiable health information for commercial advantage, criminal penalties. We believe that we are subject to the Administrative Simplification Provisions of HIPAA and are taking steps to meet applicable standards and implementation specifications. The new requirements have had a significant effect on the manner in which we handle health data and communicate with payers.

In addition, state confidentiality and privacy laws may impose civil and/or criminal penalties for certain unauthorized or other uses or disclosures of individually identifiable health information. We are also subject to these laws. While we endeavor to assure that our operations comply with applicable laws governing the confidentiality and privacy of health information, we could face liability in the event of a use or disclosure of health information in violation of one or more of these laws.

Employees

We have assembled a management team led by our CEO, Scott Allen and CFO Steven Weldon. We have eighteen full time employees. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor. We offer our employees a benefits package that includes vacation and medical coverage.

RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,600,000 as of March 31, 2007. In addition, we have consumed net cash used in operating activities of approximately $233,300 and $318,400 for the years ended March 31, 2007 and 2006, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern. Our independent certified public accountants issued their report, which included an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2007. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under generally accepted accounting principles, we would be required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when we identify impairment. If we identify impairment and are required to write-off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

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

If the government changes the Medicare, Medicaid or similar government programs or the rates those programs pay for our services, then our future revenue and earnings may be adversely affected. Any of the following actions in connection with government programs could cause our revenue and earnings to be adversely affected:

•	a reduction of the amount paid to us under government programs;

•	an increase in the costs associated with performing our services that are subject to inflation, such as labor and supply costs, without a corresponding increase in reimbursement rates;

•	the inclusion of some or all ancillary services, for which we are now reimbursed separately; or

•	changes in laws, or the interpretations of laws, which could cause us to modify our operations.

If our business is alleged or found to violate heath care or other applicable laws, our future revenue and earnings could be adversely affected.

We are subject to extensive federal, state and local regulation. The laws that apply to our operations include, but are not limited to, the following:

•	fraud and abuse prohibitions under state and federal health care laws;

•	prohibitions and limitations on patient referrals;

•	billing and reimbursement rules, including false claims prohibitions under health care reimbursement laws;

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

Future sales of shares may adversely impact the value of our stock

We will seek to raise additional capital through the sale of our common stock. Future sales of our common stock could cause the market price of our common stock to decline.

Possible issuance of additional shares may impact the price of our stock

Our Certificate of Incorporation authorizes the issuance of 300,000,000 shares of common stock. Approximately 85% of our authorized common stock remains un-issued. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

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

Our executive offices are located at 5401 South Kirkman Road, Suite 310, Orlando, FL 32819. All of our operations relating to our joint venture are based out of facility located at 975 East 5400, Suite 100, Salt Lake City, UT, 84117. This facility is own by Scott Allen, our President, Chief Executive Officer and Director. We also have two satellite offices in Utah for the purpose of meeting with patients. We do not pay any rent for the facility in Salt Lake City and pay a total of $2,213 for the two satellite offices through the joint venture.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended March 31, 2007

Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol “DBTC”.

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2007	High ($)	Low ($)
Fourth Quarter	$0.04	$0.02
Third Quarter	$0.07	$0.03
Second Quarter	$0.08	$0.04
First Quarter	$0.11	$0.03

Fiscal Year 2006
Fourth Quarter	$0.13	$0.04
Third Quarter	$0.10	$0.04
Second Quarter	$0.16	$0.06
First Quarter	$0.25	$0.11

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

Recent Sales of Unregistered Securities

On November 21, 2005, we entered into a stock purchase agreement with a group of investors. This agreement allows the investors to purchase a minimum of 7,500,000 and a maximum of 18,750,000 shares of our common stock at a purchase price of $.04 per a share. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investors must invest a minimum of $300,000 in order to receive shares. As of March 31, 2007 the investors have invested a total of $300,000 and we issued 7,500,000 shares on April 12, 2006. The proceeds from the sale were used for working capital.

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

We acquired Microvas Therapy technology in May 2005. The therapy is delivered with a machine with emitter pads that directs powerful electronic waveforms though a patient’s limb or body to stimulate neuromuscular contractions. This therapy increases the blood flow through the treatment area increasing blood oxygen, helping move antibiotics to wounds and induces involuntary exercise of muscles. This therapy can be used to treat diabetic neuropathy, hypoxia, foot ulcers and a variety of other medical disorders. We stopped treatments in April 2006 and are currently evaluating this business model to determine its future sustainability.

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation called American Medical Management Technologies to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well Prosthetics and Orthotic Center), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, DME and soft goods sales.

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the second quarter of 2008 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for a notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $162,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Plan of Operation

The Company continues to operate with very limited capital. Since our inception in 2001, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. Additionally, we have also been unsuccessful in the owning and operating our diabetic treatment centers due to the inability to collect money due for treatment from insurance companies viewing our services as experimental or not necessary. We have also been unable to convince owners of other medical facilities to sell their businesses to us solely in exchange for our securities. In the absence of additional financing and medical facility owners who are willing to sell their businesses in exchange only for our securities, we will be unable to continue to pursue our expansion plan.

We also recognize that the operation of a single O&P joint venture in the form of a public company is highly inefficient. In an effort to protect our stockholders, we intend not only to continue to search for an appropriate source of additional financing, but to re-evaluate our business and expansion plans to include an evaluation of other lines of business, both in the medical industry and other industries. Until we complete the re-evaluation of our business plan, we intend to focus our available capital resources on the operation of our O&P joint venture.

Cash Requirements

We estimate that we will require an additional $162,000 above the cash generated from our joint venture to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $80,000 for professional fees and expense related to being a public company, and $20,000 for expenses related to general operations. We will also need approximately $62,000 to repay $60,500 of notes payable and the related interest of approximately $1,500.

Results of Operations

Comparison of the fiscal year ended March 31, 2007 and March 31, 2006.

CONSOLIDATED FINANCIAL INFORMATION

	2007	2006
Net revenue	$2,036,000	$55,000
Cost of revenue	952,000	116,000
General and administrative	1,636,000	382,000
Other expense	6,000	2,000

Net loss	$(558,000)	$(445,000)

Net Revenue. Net revenue increased by approximately $1,981,000 in 2007. This is due to the revenue generated from our joint venture which has been consolidated into our results of operations.

Cost of Revenue. Cost of revenue increased by $836,000 in 2007. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations.

General and Administrative. General and administrative expenses increased by $1,254,000 in 2007. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $1,149,000. The remaining costs are associated with the increase of professional fees of approximately $236,000 and a loss on the sale of property and equipment of $11,000. We have temporarily stopped treating patients due to our inability to collect revenue from Medicare and insurance companies. This has resulted in a decrease in rental, payroll, office, insurance, and marketing expenses of $261,000.

Net Loss. Net loss increased by $113,000 as a result of our joint venture.

Diabetic Treatment Segment

	Year Ended March 31,
	2007	2006
Revenue	$1,000	$55,000
Cost of Revenue	17,000	116,000

Net Revenue. Net revenue decreased by $54,000 in 2007. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue decreased by $99,000 in 2007. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Year Ended March 31,
	2007	2006
Revenue	$2,035,000	$—
Cost of Revenue	935,000	—

Net Revenue. Net revenue increased by $2,035,000 in 2007. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased by $935,000 in 2007. We began operations of this segment in June 2006.

Liquidity and Capital Resources

We had cash balances totaling approximately $73,800 as of March 31, 2007. Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities. Net cash provided by investing activities for the year ended March 31, 2007 was from the sale of office equipment of approximately $600.

Cash flows from financing activities. Net cash provided by financing activities for the year ended March 31, 2007 was generated from unsecured promissory notes that total $60,500 from a stockholder and a net shareholder advance of $138,000 relating to the joint venture.

Variables and Trends

We have a limited operating history in connection with the current operation of diabetic treatments and orthotics and prosthetics. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

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

Revenue Recognition. We recognize revenue from medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at March 31, 2007.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,428,000 net operating loss carryforward for federal income tax purposes as of March 31, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation under Code Section 382 as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

Commitments

Except as shown in the following table, as of March 31, 2007, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2007 are as follows:

Lease settlement liability	$20,000
Loans from stockholders	60,500
Accrued interest	883

Total	$81,383

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

On April 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with SFAS No. 123(R), results for prior periods have not been restated.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. We will implement FAS 155 beginning with financial instruments acquired on or after January 1, 2007, which is the effective date of FAS 155. We do not expect the adoption of FAS 155 to have a material impact on our financial position at our date of adoption. However, FAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, thus it will start affecting the Company on April 1, 2008, the beginning of the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on April 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-15 and are incorporated herein by this reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer concluded that its disclosure controls and procedures were not effective due to the material weakness discussed below.

Material Weakness Related to Depth of Accounting Personnel

Internal controls over financial reporting related to the accounting for stock-based compensation and various accrued liabilities did not operate effectively resulting in adjustments and additional note disclosure in the financial statements that were not detected by the Company’s accounting staff on a timely basis. This resulted from a lack of qualified financial reporting personnel with sufficient depth, skills, and experience to record accounting transactions in accordance with generally accepted accounting principles in the United States of America.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of our executive officers and directors, their ages as of June 25, 2007, and the positions currently held by each are as follows:

Name	Age	Position
Scott Allen	39	Chief Executive Officer and Director
Steven Weldon	31	Chief Financial Officer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Since we have no stock registered under Section 12(b) or Section 12(g) of the Exchange Act, there are no persons who need to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We adopted the Diabetic Treatment Centers of America, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Diabetic Treatment Centers of America, Inc. 5401 South Kirkman Road, Suite 310 Orlando, Florida, 32819. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10.	EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2007, 2006 and 2005. None of our other executive officers received salary and bonus exceeding $100,000 during those years.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Scott Allen, CEO, Director, and President	2007	102,450	—	250,000	—	—	—	—	252,450
	2006	12,000	—	—	—	—	—	—	12,000
Steven Weldon, CFO and Director	2007	30,000	—	—	—	—	—	—	30,000
	2006	8,750	—	—	—	—	—	—	8,750
Allen Woodlief, former CFO and former Director	2007	—	—	—	—	—	—		—
	2006	13,750	—	—	—	—	—		13,750
Arden Oliphant, former CEO and former Director	2007	—	—	—	—	—	—		—
	2006	25,000	—	—	—	—	—	—	25,000
	2005	34,000	—	—	—	—	—	—	34,000
Jeff Jones, former President	2007	—	—	—	—	—	—		—
	2006	—	—	—	—	—	—	—	—
	2005	38,270	—	—	—	—	—	—	38,270

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

The following table presents information known to us, as of July 9, 2007, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 44,339,659 shares of common stock outstanding as of July 9, 2007. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Scott Allen	12,826,900	26.10%
Jeff Jones	9,533,828	19.32%
Steven Weldon	4,348,400	8.81%
Darren Cassels	4,348,400	8.81%
American Medical Technologies Management, LLC	5,000,000	10.13%
All directors and officers (2 persons)	17,175,300	34.91%

(1)	Unless otherwise noted, the address of each person listed is c/o Diabetic Treatment Centers of America, Inc. 5401 South Kirkman Road, Suite 310, Orlando, Florida, 32819.

ITEM 12.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 15, 2006 we entered into a joint venture agreement with Performance Medical Corporation which is owned by Scott Allen, our Chief Executive Officer and a Director. The joint ventures pays Scott Allen $1,000 per month for rent of facilities.

ITEM 13.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Diabetic Treatment Centers of America, Inc.(1)

3.2	Bylaws of Diabetic Treatment Centers of America, Inc.(1)

10.1	Code of Ethics (2)

10.2	Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (3)

10.3	Joint Venture Agreement(4)

23.1	Consent of Tedder, James, Worden and Associates, P.A.*

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(2)

*	Filed Herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on February 12, 2002, File No. 333-82580
(2)	Incorporated by reference to the Registrant’s Form 10KSB dated March 31, 2004, filed on June 22, 2004, File No. 333-82580
(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/11/05) (No. 333-83580).
(4)	Incorporated by reference to the Company’s Form 8-K filed on May 16, 2006, File No. 333-82580

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$52,250	$35,111
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$52,250	$35,111
All other Fees(4)	-0-	-0-

Total	$52,250	$35,111

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
Dated: July 16, 2007
	By:	/s/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

Dated: July 16, 2007

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

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Diabetic Treatment Centers of America, Inc.

We have audited the accompanying consolidated balance sheet of Diabetic Treatment Centers of America, Inc. and Subsidiary as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of their operations and their cash flows for the years ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

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

July 11, 2007

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2007

March 31, 2007
Assets

Current assets:
Cash	$73,833
Accounts receivable, net	276,503
Inventories	28,365

Total assets	$378,701

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$225,110
Accrued expenses	115,423
Loan from related party	137,240
Loans from stockholders	60,500
Related party payables	20,058

Total current liabilities	558,331

Capital deficiency:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 44,339,659 shares issued and outstanding	4,434
Additional paid-in capital	1,407,249
Accumulated deficit	(1,591,313)

Total capital deficiency	(179,630)

Total liabilities and capital deficiency	$378,701

See accompanying notes to the consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended March 31, 2007 and 2006

	2007	2006
Net revenue	$2,036,331	$54,593

Cost of revenue	951,706	115,537

Gross profit (loss)	1,084,625	(60,944)

General and administrative expenses	1,635,695	381,952

Loss from operations	(551,070)	(442,896)

Other income (expense):
Interest expense	(6,614)	(11,933)
Rental income	—	9,600

Other expense, net	(6,614)	(2,333)

Net loss	$(557,684)	$(445,229)

Weighted average common shares outstanding – basis and diluted	37,957,850	23,290,003

Net loss per share—basic and diluted	$(0.01)	$(0.02)

See accompanying notes to the consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the years ended March 31, 2007 and 2006

	Common stock		Additional paid-in	Deferred stock-based employee	Accumulated
	Shares	Amount	capital	compensation	deficit	Total
Balance, March 31, 2005	23,249,759	$2,325	$614,896	$—	$(588,400)	$28,821

Issuance of employee restricted stock	300,000	30	23,970	(24,000)	—	—

Sale of restricted stock	7,500,000	750	299,250	—	—	300,000

Amortization of deferred stock based employee compensation	—	—	—	13,030	—	13,030

Net loss	—	—	—	—	(445,229)	(445,229)

Balance, March 31, 2006	31,049,759	$3,105	$938,116	$(10,970)	$(1,033,629)	$(103,378)

Issuance of restricted stock compensation	5,000,000	500	349,500	—	—	350,000

Unamortized stock compensation	—	—	(39,554)	—	—	(39,554)

Cancel employee restricted stock	(80,000)	(8)	(7,374)	7,382	—	—

Amortization of deferred stock based employee compensation	—	—	—	3,588	—	3,588

Conversion of loans into common stock	8,369,900	837	166,561	—	—	167,398

Net loss	—	—	—	—	(557,684)	(557,684)

Balance, March 31, 2007	44,339,659	$4,434	$1,407,249	$—	$(1,591,313)	$(179,630)

See accompanying notes to consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$(557,684)	$(445,229)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,633	12,551
Bad debt	47,476	24,402
Interest on loans from stockholders	6,361	11,933
Impairment loss on property and equipment	22,354	34,956
Amortization of deferred stock-based consulting fees	310,446	—
Gain on extinguishment of debt	(41,324)	—
Amortization of deferred stock-based employee compensation	3,588	13,030
Changes in operating assets and liabilities:
Accounts receivable	(319,299)	(29,082)
Inventories	(28,365)	—
Other assets	655	(3,845)
Accounts payable	215,267	22,193
Accrued expenses	84,490	40,667
Related party payables	20,058	^@

Net cash used in operating activities	(233,344)	(318,424)

Cash flows from investing activities:
Sale of property and equipment	625	—
Purchase of property and equipment	—	(32,853)

Net cash provided by (used in) investing activities	625	(32,853)

Cash flows from financing activities:
Loan from related party	407,735	—
Repayments of loan from related party	(270,495)	—
Loans from stockholders	60,500	150,500
Sale of restricted stock	—	300,000

Net cash provided by financing activities	197,740	450,500

Net (decrease) increase in cash	(34,979)	99,223

Cash, beginning of year	$108,812	$9,589

Cash, end of year	$73,833	$108,812

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Non-cash investing and financing activities:
Issuance of restricted stock for consulting services	$350,000	$—

Conversion of stockholder loans into common stock	$167,398	$—

See accompanying notes to the consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. (“Diabetic” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 300,000,000 shares of common stock, par value $.0001. The Company’s activities were originally devoted primarily to the wholesaling of golf equipment.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing the name of the Company from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, the Company ceased operating in the wholesale golf industry to fully pursue its new direction of opening diabetic treatment centers. Due to the inability to collect revenue from Medicare and insurance companies, in April 2006 we stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

On May 12, 2006, Diabetic Treatment Centers of America, Inc. entered into a Joint Venture Agreement with Personal Performance Medical Corporation (“PPMC”) called American Medical Management Technologies to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well Prosthetics and Orthotic Center) (the “Joint Venture”), a Utah based Corporation that offers full service Prosthetic and Orthotic Care and Manufacturing, durable medical equipment and soft goods sales. The Joint Venture commenced operations on June 1, 2006 and was to originally continue for two consecutive years, but was extended for an additional year in January 2007 or until the Joint Venture is liquidated or dissolved. Diabetic Treatment Centers of America, Inc. owns 75% of the Joint Venture and Personal Performance Medical Corporation owns the remaining 25%.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended March 31, 2007 and 2006, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation and our joint venture with Personal Performance Medical Corporation. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,591,000 as of March 31, 2007. In addition, the Company has consumed cash in its operating activities of approximately $233,000 and $318,000 for the years ended March 31, 2007 and 2006, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently operating a joint venture in the orthotics and prosthetics business and plans to expand by acquiring or partnering with other medical businesses. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that delivery has occurred or services have been rendered. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at March 31, 2007. The provision for uncollectible accounts was $72,000 as of March 31, 2007.

Cost of Revenue. The components of cost of revenue in the accompanying consolidated statements of operations include all direct labor and direct material associated with the delivery of the Company’s products and services. In addition, an allocation of overhead costs is included in cost of revenue.

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

In June 2006, The FASB issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective April 1, 2007. The adoption of this statement had no impact on the Company’s financial position or results of operation.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had no common stock equivalent shares outstanding as of March 31, 2007 and 2006. However, if the Company had such common stock equivalents, they would not have been included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007

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

On April 1, 2006, the start of the first quarter of fiscal 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the grant date fair value. In accordance with FAS 123(R), results for prior periods have not been restated.

As of March 31, 2007 the only share-based payment awards outstanding related to the restricted stock agreement described in Note 12.

Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable, and other current liabilities approximates fair value because of the short term maturity of these instruments.

NOTE 4 – IMPAIRMENT OF ASSETS

During the year ended March 31, 2007 the Company recognized an impairment loss on its property and equipment of $22,354. The impairment loss relates to the Company’s diabetic treatment operations and has been included in general and administrative expense for the year ended March 31, 2007.

NOTE 5 – LOAN FROM RELATED PARTY

The Company received a loan from PPMC as a result of the formation of the Joint Venture. No interest is accrued for this loan and there is no agreement on when this loan is to be repaid.

NOTE 6 – DEFERRED INCOME TAXES

At March 31, 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $1,428,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2022 through 2027.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2007:

2007
Deferred tax assets:
Net operating loss carryforward	$537,000
Allowance for doubtful accounts	27,000
Accrued expenses	15,000
Stock based compensation	13,000

Total deferred tax assets	592,000

Less valuation allowance	(592,000)

Net deferred tax asset	$—

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007

NOTE 6 – DEFERRED INCOME TAXES, CONTINUED

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the year ended March 31, 2007, the increase in the deferred tax asset valuation allowance amounted to approximately $240,000.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

2007
Tax benefit computed at U.S. statutory rates	$(190,000)

Increases (decreases) in taxes resulting from:
Change in valuation allowance	240,000
State taxes	(50,000)

Total	$—

NOTE 7 – WARRANTY RESERVES

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity. For the fiscal year ended March 31, 2007, the Company has included a provision of $19,726 for warranty issues. The provision, which is included in accrued expenses on the balance sheet, is based upon recent warranty experience.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following as of March 31, 2007:

Customer refunds payable	$16,103
Warranty reserves	19,726
Lease settlement liability	20,000
Accrued property taxes	16,840
Accrued compensation	41,871
Accrued interest	883

$115,423

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007

NOTE 9 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at March 31, 2007 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$278
11/03/06	02/01/07	6,000	245
12/20/06	03/20/07	6,000	100
12/26/06	03/26/07	6,500	170
02/19/07	05/18/07	6,000	66
03/28/07	06/28/07	30,000	24

	Total	$60,500	$883

The loans from shareholders are collateralized by 6,050,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of March 31, 2007, accrued interest payable of $883 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

The Company is currently in default on all of these loans. The Company may use the collateral to satisfy these loans.

NOTE 10 – COMMITMENT AND CONTINGENCIES

On August 1, 2004, the Company signed a lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On September 29, 2006 the Company entered into a settlement agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 has been included in the accompanying consolidated statements of operations as an offset to general and administrative expense for the year ended March 31, 2007 to reflect the Company’s release from this obligation which includes the reduction in lease termination cost and forgiveness of rent payable included in accounts payable.

NOTE 11 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

On August 21, 2006 the Company issued 8,369,900 common shares to convert both the principal balance and accrued interest of promissory notes held by a shareholder. At the date of the conversion, the principal and accrued interest balance amounted to $150,500 and $16,898, respectively.

On August 16, 2006, the majority holders of the Company’s common stock approved by written consent amendments to our Certificate of Incorporation to increase the number of shares of our capital stock we are authorized to issue to 300,000,000 shares, of which all 300,000,000 shares will be Common Stock.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2007

NOTE 12 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005” Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of March 31, 2007, 300,000 shares have been issued under this Plan. On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated.

Consulting Agreement. On May 12, 2006, the Company entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. $310,445 has been included in general and administrative expense for the year ended March 31, 2007.

NOTE 13 – SEGMENT REPORTING

The Company operates two reportable segments consisting of diabetic treatment and orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Year Ended March 31, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Net revenue	$54,593	$—	$54,593
Net loss	$(445,229)	$—	$(445,229)

Year Ended March 31, 2007	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$873	$377,828	$378,701
Net revenue	$1,101	$2,035,230	$2,036,331
Net loss	$(472,362)	$(85,322)	$(557,684)

NOTE 14 – SUBSEQUENT EVENT

Loans From Stockholders. On May 9, 2007, the Company entered into two loan agreements with stockholders for $6,000. The loans from stockholder are secured by 600,000 shares of the Company’s common stock and bear interest at 10 percent per annum. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

One June 25, 2007, the Company entered into a loan agreement with a stockholder for $22,000. The loan from stockholder is secured by 2,200,000 shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.