Form 10QSB
period 2007-06-30
Diabetic Treatment Centers of America, Inc.
filed 2007-08-20
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 13, 2007: 49,339,659 shares of common stock, $0.0001 par value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Balance Sheet

(unaudited)

June 30, 2007
Assets
Current assets:
Cash	$80,277
Accounts receivable, net	227,360
Inventories	16,640

Total assets	$324,277

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$220,422
Accrued expenses	134,031
Loan from related party	90,019
Loans from stockholders	88,500
Related party payables	25,843

Total current liabilities	558,815

Capital deficiency:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 49,339,659 shares issued and outstanding	4,434
Additional paid-in capital	1,446,805
Accumulated deficit	(1,685,777)

Total capital deficiency	(234,538)

Total liabilities and capital deficiency	$324,277

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

For the three months ended June 30, 2007 and 2006

	2007	2006
Net revenue	$483,873	$170,048

Cost of revenue	244,127	78,571

Gross profit	239,746	91,477

General and administrative expenses	332,596	247,120

Loss from operations	(92,850)	(155,643)

Interest expense	(1,614)	(3,802)

Net loss	$(94,464)	$(159,445)

Weighted average common shares outstanding – basic and diluted	44,339,659	23,543,237

Net loss per share – basic and diluted	$(0.00)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(94,464)	$(159,445)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	1,218
Change in allowance for doubtful accounts	(19,210)	(3,971)
Amortization of deferred stock-based consulting fees	39,556	34,247
Amortization of deferred stock-based employee compensation	—	3,588
Changes in operating assets and liabilities:
Accounts receivable	68,353	(141,096)
Inventories	11,725	—
Other assets	—	655
Accounts payable	(5,468)	65,681
Related party payables	5,785	—
Accrued expenses	19,388	5,902

Net cash provided by (used in) operating activities	25,665	(193,221)

Cash flows from financing activities:
Proceeds from related party loans	—	187,836
Repayments of loan from related party	(47,221)	—
Proceeds from stockholder loans	28,000	—

Net cash (used in) provided by financing activities	(19,221)	187,836

Net increase (decrease) in cash	6,444	(5,385)

Cash, beginning of period	$73,833	$108,812

Cash, end of period	$80,277	$103,427

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2007, contained in the Company’s March 31, 2007 Annual Report on Form 10-KSB.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,690,000 as of June 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation. The Company’s consolidated financial statements for the quarters ended June 30, 2007 and 2006, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation and our joint venture with Personal Performance Medical Corporation. All intercompany balances and transactions have been eliminated in consolidation.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that delivery has occurred or services have been rendered. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at June 30, 2007. The provision for uncollectible accounts was $53,000 as of June 30, 2007.

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

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective April 1, 2007. The adoption of this statement had no material impact on the Company’s financial position or results of operations.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had no common stock equivalent shares outstanding as of June 30, 2007 and 2006. However, if the Company had such common stock equivalents, they would not have been included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Stock-Based Compensation On April 1, 2006, the start of the first quarter of fiscal 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

As of June 30, 2007 the only share-based payment awards outstanding related to the restricted stock agreements described in Note 8.

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

NOTE 5 – WARRANTY RESERVES

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity. As of June 30, 2007, the Company has included a provision of $23,640 for warranty issues. The provision, which is included in accrued expenses in the accompanying consolidated balance sheet, is based upon recent warranty experience.

NOTE 6 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at June 30, 2007 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$428
11/03/06	02/01/07	6,000	395
12/20/06	03/20/07	6,000	250
12/26/06	03/26/07	6,500	332
02/19/07	05/18/07	6,000	216
03/28/07	06/28/07	30,000	774
05/09/07	08/07/07	3,000	43
05/30/07	08/28/07	3,000	35
06/28/07	09/26/07	22,000	24

	Total	$88,500	$2,497

The loans from stockholders are collateralized by 8,850,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of June, 2007, accrued interest payable of $2,497 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

The Company is currently in default on all of these loans except those due on August 28 and September 26, 2007. The Company may use the collateral to satisfy these loans.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 7 – COMMITMENT AND CONTINGENCIES

On August 1, 2004, the Company signed a lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On September 29, 2006 the Company entered into a settlement agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 was included in the consolidated statements of operations as an offset to general and administrative expense for the year ended March 31, 2007 to reflect the Company’s release from this obligation. As of June 30, 2007, the Company has not paid the landlord the $20,000 due and this liability is included in the accompanying consolidated balance sheet.

NOTE 8 – RESTRICTED STOCK BASED COMPENSATION

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

Consulting Agreement. On May 12, 2006, the Company entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. $29,555 and $34,247 has been included in general and administrative expense for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 there is not unamortized portion remaining.

NOTE 9 – SEGMENT REPORTING

The Company operates two reportable segments consisting of diabetic treatment and orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Quarter Ended June 30, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Net revenue	$680	$169,388	$170,068
Net loss	$(135,268)	$(24,177)	$(159,445)

Quarter Ended June 30, 2007	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$22,026	$302,251	$324,277
Net revenue	$—	$483,873	$483,873
Net loss	$(76,713)	$(17,751)	$(94,464)

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 10 – SUBSEQUENT EVENT

Loan From Stockholder. On July 6, 2007, the Company entered into a loan agreement with a stockholder for $7,000. The loan from stockholders is secured by 700,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

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

Overview

Diabetic Treatment Centers of America, Inc. is a Delaware corporation incorporated on April 4, 2001.

Due to our inability to expand our wholesale golf operations, on July 1, 2004, the Board of Directors approved changing our name from Flagstick Ventures, Inc. to Diabetic Treatment Centers of America, Inc. to reflect our new business direction of owning and operating diabetic treatment centers. On August 4, 2004, we ceased operating in the wholesale golf industry to fully pursue our new direction of owning and operating diabetic treatment centers. Our prior wholesale golf operations are included in the statement of operations as discontinued operations.

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

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the second quarter of fiscal year 2008 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for promissory notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise approximately $200,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or even cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Plan of Operations

The Company continues to operate with very limited capital. Since our inception in 2001, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. Additionally, we have also been unsuccessful in the owning and operating of our diabetic treatment centers due to the inability to collect money due for treatment from insurance companies who view our services as experimental or not necessary. We have also been unable to convince owners of other medical facilities to sell their businesses to us solely in exchange for our securities. In the absence of additional financing or acquiring another business, we will be unable to pursue our expansion plan.

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

Cash Requirements

We estimate that we will require an additional $200,000 above the cash generated from our joint venture to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $80,000 for professional fees and expense related to being a public company, and $20,000 for expenses related to general operations. We will also require approximately $91,000 to repay $88,500 of notes payable and the related interest of approximately $2,500.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are managing our business on a segment basis. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the diabetic treatment center revenues and our prosthetic and orthotic care joint venture revenues.

CONSOLIDATED FINANCIAL INFORMATION

	Three months ended June 30,
	2007	2006
Net revenue	$484,000	$170,000
Cost of revenue	244,000	79,000
General and administrative	333,000	247,000
Other expense	2,000	4,000

Net loss	$(95,000)	$(160,000)

Net Revenue. Net revenue increased by approximately $314,000 in 2007. This is due to the revenue generated from our joint venture which has been consolidated into our results of operations. Revenue from the joint venture in 2006 was for one month of operations, whereas 2007 includes three months of operations.

Cost of Revenue. Cost of revenue increased by $165,000 in 2007. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations. Revenue from the joint venture in 2006 was for one month of operations, whereas 2007 includes three months of operations.

General and Administrative. General and administrative expenses increased by $86,000 in 2007. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint venture of approximately $130,000. We have temporarily stopped treating patients due to our inability to collect revenue from Medicare and insurance companies in our diabetic treatment segment. This has resulted in a decrease in rental, payroll, office, insurance, and marketing expenses of $44,000.

Net Loss. Net loss decreased by $65,000 as a result of our joint venture and the temporary closing of our diabetic treatment center.

Diabetic Treatment Segment

	Three Months Ended June 30,
	2007	2006
Revenue	$—	$700
Cost of Revenue	—	18,000

Net Revenue. Net revenue decreased by $700 in 2007. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Cost of Revenue. Our cost of revenue decreased by $18,000 in 2007. Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Three Months Ended June 30,
	2007	2006
Revenue	$484,000	$169,000
Cost of Revenue	244,000	61,000

Net Revenue. Net revenue increased by $315,000 in 2007. This is due to the revenue generated from our joint venture which has been consolidated into our results of operations. Revenue from the joint venture in 2006 was for one month of operations, whereas 2007 includes three months of operations. We began operations of this segment in June 2006 as a result of our joint venture with Personal Performance Medical Corporation.

Cost of Revenue. Our cost of revenue increased by $183,000 in 2007. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations. Revenue from the joint venture in 2006 was for one month of operations, whereas 2007 includes three months of operations. We began operations of this segment in June 2006.

Liquidity and Capital Resources

We had cash balances totaling approximately $80,000 as of June 30, 2007. Historically, our principal source of funds has been cash generated from financing activities.

Cash flows from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities. There was no cash used in investing activities for the quarter ended June 30, 2007 and 2006.

Cash flows from financing activities. Net cash provided by financing activities for the quarter ended June 30, 2007 was generated from unsecured promissory notes that total $28,000 from a stockholder and net cash used in a repayment of a shareholder advance of $47,000 relating to the joint venture.

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

Revenue Recognition. We recognize revenue from medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at June 30, 2007.

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,611,000 net operating loss carryforward for federal income tax purposes as of June 30, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation under Code Section 382 as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

Off - Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3A(T). CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the quarterly period covered by this report, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

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

Date: August 20, 2007

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	August 20, 2007
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer and Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.