Form 10QSB
period 2007-09-30
Diabetic Treatment Centers of America, Inc.
filed 2007-11-19
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 13, 2007: 49,339,659 shares of common stock, $0.0001 par value per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

FORM 10-QSB

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Balance Sheet

(unauditied)

September 30, 2007
Assets
Current assets:
Cash	$58,086
Accounts receivable, net	342,821
Inventories	32,861
Other assets	100

Total assets	$433,868

Liabilities and Capital Deficiency
Current liabilities:
Accounts payable	$324,145
Accrued expenses	141,827
Loan from related party	62,451
Loans from stockholders	105,500
Related party payables	19,415

Total current liabilities	653,338

Minority interest	8,238

Capital deficiency:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 44,339,659 shares issued and outstanding	4,434
Additional paid-in capital	1,446,805
Accumulated deficit	(1,678,947)

Total capital deficiency	(227,708)

Total liabilities and capital deficiency	$433,868

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

For the three and six months ended September 30, 2007 and 2006

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$674,645	$625,975	$1,158,518	$796,023
Cost of revenue	248,706	221,544	492,833	300,115

Gross profit	425,939	404,431	665,685	495,908
General and administrative expenses	408,368	432,416	740,963	679,536

Income (loss) from operations	17,571	(27,985)	(75,278)	(183,628)
Interest expense	2,504	1,928	4,118	5,730

Net income (loss) before minority interest	15,067	(29,913)	(79,396)	(189,358)
Minority interest	12,676	247	8,238	247

Net income (loss)	$2,391	$(30,160)	$(87,634)	$(189,605)

Weighted average common shares outstanding	44,339,659	39,608,846	44,339,659	32,879,245

Net income (loss) per share basic and diluted	$0.00	$0.00	$0.00	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(87,634)	$(189,605)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	2,436
Bad debt recovery	—	(5,876)
Change in allowance for doubtful accounts	3,130	—
Amortization of deferred stock-based consulting fees	39,555	96,747
Amortization of deferred stock-based employee compensation	—	3,588
Gain on extinguishment of debt	(780)	(41,324)
Minority interest	8,238	247
Changes in operating assets and liabilities:
Accounts receivable	(69,447)	(331,284)
Inventories	(4,496)	—
Other assets	(100)	655
Accounts payable	99,815	129,527
Related party payables	(643)	—
Accrued expenses	26,404	8,818

Net cash provided by (used in) operating activities	14,042	(326,071)

Cash flows from financing activities:
Proceeds from related party loans	—	277,587
Repayments of loan from related party	(74,789)	(12,530)
Proceeds from stockholder loans	45,000	—

Net cash (used in) provided by financing activities	(29,789)	265,057

Net increase (decrease) in cash	(15,747)	(61,014)

Cash, beginning of period	$73,833	$108,812

Cash, end of period	$58,086	$47,798

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Supplemental disclosures of non-cash investing and finance activities:
Conversion of stockholder loan into common stock	$—	$167,398

Issuance of restricted stock for consulting services	$—	$250,000

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2007

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,680,000 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Diabetic Treatment Centers of America, Inc. (“Diabetic”or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 300,000,000 shares of common stock, par value $.0001.

On May 12, 2006, Diabetic Treatment Centers of America, Inc. entered into a joint venture agreement in the form of a partnership called American Medical Management Technology with Personal Performance Medical Corporation (“PPMC”) to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well Prosthetics and Orthotic Center) (the “Joint Venture”), a Utah based Corporation that offers full service Prosthetic and Orthotic Care and Manufacturing, durable medical equipment and soft goods sales. The Joint Venture commenced operations on June 1, 2006 and was to originally continue for two years, but was extended for an additional year in January 2007 or until the Joint Venture is liquidated or dissolved. Diabetic Treatment Centers of America, Inc. has a 75% interest in the joint venture and Personal Performance Medical Corporation has the remaining 25% interest.

Principles of Consolidation. The Company’s consolidated financial statements for the three and six months ended September 30, 2007 and 2006, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation and our joint venture with Personal Performance Medical Corporation. All intercompany balances and transactions have been eliminated in consolidation.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that delivery has occurred or services have been rendered. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at September 30, 2007. The provision for uncollectible accounts was $71,000 as of September 30, 2007.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had no common stock equivalent shares outstanding as of September 30, 2007 and 2006. However, if the Company had such common stock equivalents, they would not have been included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

As of September 30, 2007 the only share-based payment awards outstanding related to the restricted stock agreements described in Note 8.

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

NOTE 5 – WARRANTY RESERVES

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity. As of September 30, 2007, the Company has included a provision of $23,000 for warranty issues. The provision, which is included in accrued expenses in the accompanying consolidated balance sheet, is based upon recent warranty experience.

NOTE 6 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at September 30, 2007 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$578
11/03/06	02/01/07	6,000	545
12/20/06	03/20/07	6,000	400
12/26/06	03/26/07	6,500	495
02/19/07	05/18/07	6,000	366
03/28/07	06/28/07	30,000	1,524
05/09/07	08/07/07	3,000	118
05/30/07	08/28/07	3,000	110
06/28/07	09/26/07	22,000	574
07/06/07	10/04/07	7,000	163
08/14/07	11/12/07	5,000	64
08/14/07	11/12/07	5,000	64

	Total	$105,500	$5,001

The loans from stockholders are collateralized by 10,550,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of September 30, 2007, accrued interest payable of $5,001 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2007

NOTE 6 – LOANS FROM STOCKHOLDERS—CONTINUED

The Company is currently in default on all loans. The Company may issue shares of restricted common stock to satisfy these loans.

NOTE 7 – COMMITMENT AND CONTINGENCIES

On August 1, 2004, the Company signed a lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On September 29, 2006 the Company entered into a settlement agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 was included in the consolidated statements of operations as an offset to general and administrative expense for the year ended March 31, 2007 to reflect the Company’s release from this obligation. As of September 30, 2007, the Company has not paid the landlord the $20,000 due and this liability is included in the accompanying consolidated balance sheet.

NOTE 8 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005 Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of September 30, 2007, 300,000 shares have been issued under this Plan. On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated.

Consulting Agreement. On May 12, 2006, the Company entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. $39,555 and $96,747 has been included in general and administrative expense for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there is no unamortized portion remaining.

NOTE 9 – SEGMENT REPORTING

The Company operates two reportable segments consisting of diabetic treatment and orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Three Months Ended September 30, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Net revenue	$421	$625,554	$625,975
Net income (loss)	$(55,079)	$24,919	$(30,160)

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2007

NOTE 9 – SEGMENT REPORTING—CONTINUED

Three Months Ended September 30, 2007	Diabetic Treatment	Orthotics and Prosthetics	Total
Net revenue	$0	$674,645	$674,645
Net income (loss)	$(35,636)	$38,027	$2,391

Six Months Ended September 30, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$24,732	$388,682	$349,009
Net revenue	$1,101	$794,922	$796,023
Net income (loss)	$(190,345)	$740	$(189,605)

Six Months Ended September 30, 2007	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$311	$433,557	$433,868
Net revenue	$—	$1,158,518	$1,158,518
Net loss	$(112,349)	$24,715	$(87,634)

NOTE 10 – SUBSEQUENT EVENT

Loan From Stockholder. On October 2007, the Company entered into two loan agreements with two stockholders for $5,000 each. The loans from stockholders is secured by 1,000,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

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

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation in the form of a partnership called American Medical Management Technologies to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well Prosthetics and Orthotic Center) (“Fit-Well”), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, durable medical equipment and soft goods sales.

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the third quarter of fiscal year 2008 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for promissory notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise approximately $200,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or even cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Plan of Operations

The Company continues to operate with very limited capital. Since our inception in 2001, we have been unable to locate a consistent source of financing for use in our operational or expansion plans. Additionally, we have also been unsuccessful in the owning and operating of our diabetic treatment centers due to the inability to collect money due for treatment from insurance companies who view our services as experimental or not necessary. We have also been unable to convince owners of other medical facilities to sell their businesses to us solely in exchange for our securities. In the absence of additional financing or acquiring another business, we will be unable to pursue our expansion plan.

We also recognize that the operation of a single orthotics and prosthetics center in the form of a public company is highly inefficient. In an effort to protect our stockholders, we intend not only to continue to search for an appropriate source of additional financing, but to re-evaluate our business and expansion plans to include an evaluation of other lines of business, both in the medical industry and other industries. Until we complete the re-evaluation of our business plan, we intend to focus our available capital resources on the operation of our orthotics and prosthetics center.

Cash Requirements

We estimate that we will require an additional $200,000 above the cash generated from our joint venture to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $80,000 for professional fees and expense related to being a public company, and $20,000 for expenses related to general operations. We will also require approximately $110,500 to repay $105,500 of notes payable and the related interest of approximately $5,000.

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

CONSOLIDATED FINANCIAL INFORMATION

	For the three months ended September 30,		For the six months ended September 30,
	2007	2006	2007	2006
Revenue	$675,000	$626,000	$1,158,000	$796,000
Cost of revenue	249,000	221,000	493,000	300,000
General and administrative	408,000	433,000	740,000	679,000
Other expense	3,000	2,000	4,000	6,000
Net income (loss)	$15,000	$(30,000)	$(79,000)	$(189,000)

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Net Revenue. Net revenue increased by approximately $49,000 in 2007. This is due to an increase in revenue from the sale of prosthetics.

Cost of Revenue. Cost of revenue increased by $28,000 in 2007. This is due to an increase in revenue from the sale of prosthetics.

General and Administrative. General and administrative expenses decreased by $25,000 in 2007. This is due to the decrease in consulting fees of that were being amortized in 2006. Also, we have temporarily stopped treating patients due to our inability to collect revenue from Medicare and insurance companies in our diabetic treatment segment. This has resulted in a decrease in rental, payroll, office, insurance, and marketing expenses.

Net Loss. Net loss decreased by $45,000 as a result of our increased sales in our joint venture and the temporary closing of our diabetic treatment center.

Diabetic Treatment Segment

	Three Months Ended September 30,
	2007	2006
Revenue	$—	$—
Cost of Revenue	—	—

Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Three Months Ended September 30,
	2007	2006
Revenue	$675,000	$626,000
Cost of Revenue	249,000	221,000

Net Revenue. Net revenue increased by approximately $49,000 in 2007. This is due to an increase in revenue from the sale of prosthetics.

Cost of Revenue. Cost of revenue increased by $28,000 in 2007. This is due to an increase in revenue from the sale of prosthetics.

Comparison of the Six Months Ended September 30, 2007 and September 30, 2006

Net Revenue. Net revenue increased by approximately $362,000 in 2007. This is due to the revenue generated from our joint venture which has been consolidated into our results of operations. Revenue from the joint venture in 2006 was for four month of operations, whereas 2007 includes six months of operations.

Cost of Revenue. Cost of revenue increased by $193,000 in 2007. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations. Cost of revenue from the joint venture in 2006 was for four month of operations, whereas 2007 includes six months of operations.

General and Administrative. General and administrative expenses increased by $61,000 in 2007. This increase can be attributed to the increase in costs associated with our prosthetic and orthotic care joint. We have temporarily stopped treating patients due to our inability to collect revenue from Medicare and insurance companies in our diabetic treatment segment. This has resulted in a decrease in rental, payroll, office, insurance, and marketing expenses.

Net Loss. Net loss decreased by $129,000 as a result of our joint venture and the temporary closing of our diabetic treatment center.

Diabetic Treatment Segment

	Six Months Ended September 30,
	2007	2006
Revenue	$—	$1,000
Cost of Revenue	—	18,000

Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Three Months Ended September 30,
	2007	2006
Revenue	$1,158,000	$795,000
Cost of Revenue	493,000	282,000

Net Revenue. Net revenue increased by approximately $363,000 in 2007. Revenue from this segment in 2006 was for four month of operations, whereas 2007 includes six months of operations.

Cost of Revenue. Cost of revenue increased by $211,000 in 2007. Cost of revenue from this segment in 2006 was for four month of operations, whereas 2007 includes six months of operations.

Liquidity and Capital Resources

We had cash balances totaling approximately $58,000 as of September 30, 2007. Historically, our principal source of funds has been cash generated from financing activities.

Cash flows from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities. There was no cash used in investing activities for the three and six months ended September 30, 2007 and 2006.

Cash flows from financing activities. Net cash provided by financing activities for the six months ended September 30, 2007 was generated from unsecured promissory notes that total $45,000 from a stockholder and net cash used in a repayment of a shareholder advance of $75,000 relating to the joint venture.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,679,000 net operating loss carryforward for federal income tax purposes as of September 30, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation under Code Section 382 as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3(A)t - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

During the quarterly period covered by this report, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

EXHIBIT NUMBER	DESCRIPTION
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	November 19, 2007
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer and Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.