Form 10QSB
period 2007-12-31
Diabetic Treatment Centers of America, Inc.
filed 2008-02-19
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Consolidated Balance Sheet

(unauditied)

December 31, 2007
Assets
Current assets:
Cash	$16,402
Accounts receivable, net	313,746
Inventories	19,161
Loan to related party	8,416

Total assets	$357,725

Liabilities and Capital Deficiency
Current liabilities:
Accounts payable	$312,578
Accrued expenses	148,787
Loans from stockholders	144,500
Related party payables	5,898

Total current liabilities	611,763

Minority interest	4,859
Capital deficiency:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 44,339,659 shares issued and outstanding	4,434
Additional paid-in capital	1,446,805
Accumulated deficit	(1,710,136)

Total capital deficiency	(258,897)

Total liabilities and capital deficiency	$357,725

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

For the three and nine months ended December 31, 2007 and 2006

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$675,262	$692,684	$1,833,780	$1,488,707
Cost of revenue	351,370	210,125	844,203	510,240

Gross profit	323,892	482,559	989,577	978,467
General and administrative expenses	355,471	498,521	1,096,434	1,178,057

Loss from operations	(31,579)	(15,962)	(106,857)	(199,590)
Interest expense	2,989	246	7,107	5,976

Net loss before minority interest	(34,568)	(16,208)	(113,964)	(205,566)
Minority interest	(3,380)	21,897	4,859	22,144

Net loss	$(31,188)	$(38,105)	$(118,823)	$(227,710)

Weighted average common shares outstanding	44,339,659	44,339,659	44,339,659	35,067,311

Net loss per share basic and diluted	$0.00	$0.00	$0.00	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(118,823)	$(227,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	2,633
Change in allowance for doubtful accounts	20	—
Amortization of deferred stock-based consulting fees	39,555	159,247
Amortization of deferred stock-based employee compensation	—	3,588
Gain on extinguishment of debt	(780)	(41,324)
Loss on disposal of property and equipment		11,375
Minority interest	4,859	22,144
Changes in operating assets and liabilities:
Accounts receivable	(37,263)	(335,419)
Inventories	9,204	—
Other assets	—	655
Accounts payable	88,249	107,935
Related party payables	(14,160)	—
Accrued expenses	33,364	11,264

Net cash provided by (used in) operating activities	4,225	(285,612)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	600

Net cash provided by operating activities	—	600

Cash flows from financing activities:
Proceeds from related party loans	3,079	315,291
Repayments of loan from related party	(148,735)	(33,331)
Proceeds from stockholder loans	84,000	24,500

Net cash (used in) provided by financing activities	(61,656)	306,460

Net increase (decrease) in cash	(57,431)	21,448

Cash, beginning of period	$73,833	$108,812

Cash, end of period	$16,402	$130,260

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Supplemental disclosures of non-cash investing and finance activities:
Conversion of stockholder loan into common stock	$—	$167,398

Issuance of restricted stock for consulting services	$—	$250,000

See accompanying notes to the unaudited consolidated financial statements.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

December 31, 2007

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,710,000 as of December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation. The Company’s consolidated financial statements for the three and nine months ended December 31, 2007 and 2006, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation and our joint venture with Personal Performance Medical Corporation. All intercompany balances and transactions have been eliminated in consolidation.

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

December 31, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company recognizes revenue from its medical treatments on the date the procedures are performed, and accounts receivable are recorded at that time. Revenues on the sale of orthotic and prosthetic devices and associated services to patients are recorded when the device is accepted by the patient, provided that delivery has occurred or services have been rendered. Revenues are reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions have been made, based on prior period collections, for uncollectible accounts at December 31, 2007. The provision for uncollectible accounts was $66,400 as of December 31, 2007.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had no common stock equivalent shares outstanding as of December 31, 2007 and 2006. However, if the Company had such common stock equivalents, they would not have been included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

December 31, 2007

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

As of December 31, 2007 the only share-based payment awards outstanding related to the restricted stock agreements described in Note 8.

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

NOTE 5 – WARRANTY RESERVES

The Company has established a provision for warranty claims in anticipation of a certain degree of warranty activity. As of December 31, 2007, the Company has included a provision of $24,000 for warranty issues. The provision, which is included in accrued expenses in the accompanying consolidated balance sheet, is based upon recent warranty experience.

NOTE 6 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at December 31, 2007 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$728
11/03/06	02/01/07	6,000	695
12/20/06	03/20/07	6,000	550
12/26/06	03/26/07	6,500	657
02/19/07	05/18/07	6,000	516
03/28/07	06/28/07	30,000	2,274
05/09/07	08/07/07	3,000	193
05/30/07	08/28/07	3,000	185
06/28/07	09/26/07	22,000	1,124
07/06/07	10/04/07	7,000	338
08/14/07	11/12/07	5,000	189
08/14/07	11/12/07	5,000	189
10/02/07	12/31/07	7,500	119
10/02/07	12/31/07	5,000	119
12/15/07	03/14/08	22,500	91
12/26/07	03/25/08	4,000	23

	Total	$144,500	$7,990

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

December 31, 2007

NOTE 6 – LOANS FROM STOCKHOLDERS - CONTINUED

The loans from stockholders are collateralized by 14,450,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of December 31, 2007, accrued interest payable of $7,990 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

The Company is currently in default on all loans entered into prior to October 2, 2007. The Company may issue shares of restricted common stock to satisfy these loans.

NOTE 7 – COMMITMENT AND CONTINGENCIES

On August 1, 2004, the Company signed a lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On December 29, 2006 the Company entered into a settlement agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 was included in the consolidated statements of operations as an offset to general and administrative expense for the year ended March 31, 2007 to reflect the Company’s release from this obligation. As of December 31, 2007, the Company has not paid the landlord $19,000 due and this liability is included in accrued expenses in the accompanying consolidated balance sheet.

NOTE 8 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005 Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of December 31, 2007, 300,000 shares have been issued under this Plan. On April 21, 2006, a director forfeited 70,000 shares when he resigned and an employee forfeited 10,000 shares on May 31, 2006 when he was terminated.

Consulting Agreement. On May 12, 2006, the Company entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. Amortization of $39,555 and $159,247 has been included in general and administrative expense for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there is no unamortized portion remaining.

NOTE 9 – SEGMENT REPORTING

The Company operates two reportable segments consisting of diabetic treatment and orthotics and prosthetics.

Summarized financial information for each of the reportable segments is provided in the following tables:

Three Months Ended December 31, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Net revenue	$—	$692,684	$692,684
Net income (loss)	$(103,796)	$87,588	$(16,208)

DIABETIC TREATMENT CENTERS OF AMERICA, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

December 31, 2007

NOTE 9 – SEGMENT REPORTING - CONTINUED

Three Months Ended December 31, 2007	Diabetic Treatment	Orthotics and Prosthetics	Total
Net revenue	$0	$675,262	$675,262
Net income (loss)	$(21,050)	$(13,518)	$(34,568)

Nine Months Ended December 31, 2006	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$13,985	$467,354	$481,339
Net revenue	$1,101	$1,487,606	$1,488,707
Net income (loss)	$(294,141)	$88,575	$205,566

Nine Months Ended December 31, 2007	Diabetic Treatment	Orthotics and Prosthetics	Total
Total assets	$1,391	$356,334	$357,725
Net revenue	$—	$1,833,780	$1,833,780
Net loss	$(133,398)	$19,434	$(113,964)

NOTE 10 – SUBSEQUENT EVENT

Loan From Stockholder. In February 2008, the Company entered into two loan agreements with two stockholders for $8,000 and $4,000. The loans from stockholders are secured by 1,200,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

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

Cash Requirements

We estimate that we will require an additional $252,500 above the cash generated from our joint venture to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $80,000 for professional fees and expense related to being a public company, and $20,000 for expenses related to general operations. We will also require approximately $110,500 to repay $144,500 of notes payable and the related interest of approximately $152,500.

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

CONSOLIDATED FINANCIAL INFORMATION

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006
Revenue	$675,000	$693,000	$1,834,000	$1,489,000
Cost of revenue	351,000	210,000	844,000	511,000
General and administrative	355,000	499,000	1,096,000	1,178,000
Other expense	3,000	—	7,000	6,000
Net loss	$(34,000)	$(38,000)	$(119,000)	$(228,000)

Comparison of the Three Months Ended December 31, 2007 and December 31, 2006

Net Revenue. Net revenue decreased by approximately $18,000 in 2007. This is due to a decrease in revenue from the sale of prosthetics.

Cost of Revenue. Cost of revenue increased by $141,000 in 2007. This is due to an increase in payroll expenses.

General and Administrative. General and administrative expenses decreased by $144,000 in 2007. This is due to the decrease in consulting fees of that were being amortized in 2006.

Net Loss. Net loss decreased by $4,000 as a result of our decreased in general and administrative expenses, partially offset by an increase in cost of revenue.

Diabetic Treatment Segment

	Three Months Ended December 31,
	2007	2006
Revenue	$—	$—
Cost of Revenue	—	—

Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Three Months Ended December 31,
	2007	2006
Revenue	$675,000	$693,000
Cost of Revenue	351,000	210,000

Net Revenue. Net revenue decreased by approximately $18,000 in 2007. This is due to a decrease in revenue from the sale of prosthetics.

Cost of Revenue. Cost of revenue increased by $141,000 in 2007. This is due to an increase in payroll expenses.

Comparison of the Nine Months Ended December 31, 2007 and December 31, 2006

Net Revenue. Net revenue increased by approximately $345,000 in 2007. This is due to the revenue generated from our joint venture which has been consolidated into our results of operations. Revenue from the joint venture in 2006 was for seven month of operations, whereas 2007 includes nine months of operations.

Cost of Revenue. Cost of revenue increased by $333,000 in 2007. The increase in cost of revenues is associated with our joint venture which has been consolidated into our results of operations. Cost of revenue from the joint venture in 2006 was for seven month of operations, whereas 2007 includes nine months of operations.

General and Administrative. General and administrative expenses decreased by $82,000 in 2007. This is due to the decrease in consulting fees of that were being amortized in 2006 and we have temporarily stopped treating patients due to our inability to collect revenue from Medicare and insurance companies in our diabetic treatment segment. This has resulted in a decrease in rental, payroll, office, insurance, and marketing expenses.

Net Loss. Net loss decreased by $115,000 as a result of our joint venture and the temporary closing of our diabetic treatment center.

Diabetic Treatment Segment

	Nine Months Ended December 31,
	2007	2006
Revenue	$—	$1,000
Cost of Revenue	—	17,000

Due to the inability to collect revenue from Medicare and insurance companies, we have stopped treating patients temporarily, or until we can bill these carriers for the services we perform and are reimbursed on a timely basis.

Prosthetic and Orthotic Care Segment

	Nine Months Ended December 31,
	2007	2006
Revenue	$1,834,000	$1,488,000
Cost of Revenue	844,000	494,000

Net Revenue. Net revenue increased by approximately $346,000 in 2007. Revenue from this segment in 2006 was for seven month of operations, whereas 2007 includes nine months of operations.

Cost of Revenue. Cost of revenue increased by $350,000 in 2007. Cost of revenue from this segment in 2006 was for seven month of operations, whereas 2007 includes nine months of operations.

Liquidity and Capital Resources

We had cash balances totaling approximately $16,000 as of December 31, 2007. Historically, our principal source of funds has been cash generated from financing activities.

Cash flows from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities. There was $0 and $600 used in investing activities for the three and nine months ended December 31, 2007 and 2006. The $600 relates to the sale of property and equipment.

Cash flows from financing activities. Net cash provided by financing activities for the Nine months ended December 31, 2007 was generated from unsecured promissory notes that total $84,000 from a stockholder and net cash used in a repayment of a shareholder advance of $146,000 relating to the joint venture.

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

Net operating loss carryforwards. We have not recognized the benefit in our financial statements with respect to the approximately $1,710,000 net operating loss carryforward for federal income tax purposes as of December 31, 2007. This benefit was not recognized due to the possibility that the net operating loss carryforward would not be utilized, for various reasons, including the potential that we might not have sufficient profits to use the carryforward or that the carryforward may be limited as a result of changes in our equity ownership. We intend to use this carryforward to offset our future taxable income. If we were to use any of this net operating loss carryforward to reduce our future taxable income and the Internal Revenue Service were to then successfully assert that our carryforward is subject to limitation under Code Section 382 as a result of capital transactions occurring in 2002 or otherwise, we may be liable for back taxes, interest and, possibly, penalties prospectively.

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

ITEM 3(A)t - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: February 19, 2007

DIABETIC TREATMENT CENTERS OF AMERICA, INC.

By:	/s/ Scott Allen
Name:	Scott Allen
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/Steven Weldon	February 19, 2007
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer and Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.