Form 10-K
period 2008-03-31
Signature Exploration & Production Corp.
filed 2008-07-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 333-82580

SIGNATURE EXPLORATION AND PRODUCTION CORP.

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

$0.0001 Par Value Common Stock

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed first quarter, based on the closing price on that date of $0.30 on the Over the Counter Bulletin Board, was in excess of $162,993.

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE FIFTY -FOR-ONE REVERSE SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON MAY 5, 2008.

Documents Incorporated by Reference

None

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-K

ii

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;

•	uncertainties about the estimates of reserves;

•	our ability to increase our production and oil and natural gas income through exploration and development;

•	the number of well locations to be drilled and the time frame within which they will be drilled;

•	the timing and extent of changes in commodity prices for natural gas and crude oil;

•	domestic demand for oil and natural gas;

•	drilling and operating risks;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	changes in our drilling plans and related budgets;

•	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and

•	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Our Business”.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, we changed our name to “Signature Exploration and Production Corp.” and became a company focused on the acquisition and development of oil and natural gas properties. We are currently seeking out and negotiating participation agreements, but we have not yet generated revenues or incurred expenses related to the energy operations as of March 31, 2008.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol SXLP. Our principal executive offices are located at 5401 South Kirkman Road, Suite 310, Orlando, Florida 32819. Our telephone number is (407) 962-9680.

Business Strategy

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of non-operated interest from producing oil wells with the potential of an oil and gas exploration project. We plan to purchase non-operated interests, acquire a development stage exploration property and carry out an exploration program on the acquired property.

Our search for oil and gas leases or interests in leases has been directed towards small and medium-sized oil and natural gas production companies and properties. For our initial acquisitions, we are looking for low risk property interests. We intend to include in our portfolio additional non-operated interests in producing wells as well as an exploration interest in a development stage oil and gas property. As we continue the development of our portfolio of interests, we will be looking for properties and interests that have the following qualities:

•	at least developmental drilling in proven producing areas;

•	significant additional production capacity through developmental drilling, recompletions and workovers;

•	further developmental potential; and

•	in some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

Seasonality

The exploration for oil and natural gas reserves depends on access to areas where operations are to be conducted. Seasonal weather variations, including freeze-up and break-up affect access in certain circumstances. Natural gas is used principally as a heating fuel and for power generation. Accordingly, seasonal variations in weather patterns affect the demand for natural gas. Depending on prevailing conditions, the prices received for sales of natural gas are generally higher in winter than summer months, while prices are generally higher in summer than spring and fall months.

Markets

We are currently in the exploration stage and we have not generated revenues. We are not producing oil or gas and we have no customers. The availability of a ready market and the prices obtained for oil and gas produced depend on many factors, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales.

A ready market exists for domestic oil and gas through existing pipelines and transportation of liquid products. Whether there exists an international market depends upon the existence of international delivery systems and on political and pricing factors.

Competition

The strength of commodity prices has resulted in significantly increased operating cash flows and has led to increased drilling activity. This industry activity has increased competition for undeveloped lands; skilled personnel; access to drilling rigs, service rigs and other equipment; and access to processing and gathering facilities, all of which may cause drilling and operating costs to increase. Some of our competitors are larger than us and have substantially greater financial and marketing resources. In addition, some of our competitors may be able to secure products and services from vendors on more favorable terms, offer a greater product selection, and adopt more aggressive pricing policies than we can.

Government Regulation

Our operations are or will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.

Our operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and of spacing units or proration units, the number of wells which may be drilled in each unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production waste as hazardous waste. If such reclassification is successful, it would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. From time to time initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for the federal or state government to pursue such claims. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the release of hazardous substances into the environment.

Employees

We have assembled a management team led by our CEO, Scott Allen and CFO Steven Weldon. None of our employees are covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor.

ITEM 1A.	RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,686,000 as of March 31, 2008. In addition, we have consumed net cash used in operating activities of approximately $18,000 and $233,000 for the years ended March 31, 2008 and 2007, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2008. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Since we are in the early stage of development and have a limited operating history, it may be difficult for you to assess our business and future prospects.

We were incorporated on April 4, 2001 and engaged primarily in the business of wholesale distribution of golf-related equipment, accessories and apparel until August 2004. In August 2004, we ceased operations in the wholesale golf industry to fully pursue our new direction of opening diabetic treatment centers and orthotics and prosthetics. In February 2008, we ceased operations in the diabetic treatment centers and orthotics and prosthetics business to fully pursue our new direction of exploration and production of oil and natural gas. Because of this limited operating history, our prospects are difficult to predict and must be considered in light of the risks, expenses and problems frequently encountered by companies that are in the early stages of development and that operate in new and rapidly changing markets which are discussed in greater detail in this section.

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

Risks Specific to Our Industry

We face strong competition from larger oil and gas companies, which could harm our business and ability to operate profitably.

The exploration and production of oil and gas business is highly competitive. Other oil and gas companies will compete with us by bidding for exploration and production licenses and other properties and services that we will need to operate our business in the countries in which we expect to operate. This competition is increasingly intense as prices of oil and natural gas on the commodities markets have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.

Oil and gas properties have limited lives and, as a result, we may seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable oil and gas lands available in North America where we would consider conducting exploration and/or production activities. The major oil and gas companies are often better positioned to obtain the rights to exploratory acreage for which we may compete.

Competitors include larger, foreign owned companies, which, in particular, may have access to greater resources than us, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations. These factors may give them a competitive advantage. Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment, transportation, power and technical support in the particular areas and our access to these facilities may be limited due to high competition. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We may not be able to develop oil and gas reserves on an economically viable basis, and our reserves and production may decline as a result.

To the extent that we succeed in discovering oil and/or natural gas reserves at our future properties, we are not sure that these reserves will be capable of supporting production levels we project or in sufficient quantities to be commercially viable. These risks are more acute in the early stages of exploration. Our expenditures on exploration may not result in new discoveries of oil or natural gas in commercially viable quantities. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions such as over pressured zones, tools lost in the hole, changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof.

On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and gas reserves. If we are not able to explore acquisition or development in new reserves, our current reserves and production will decline over time as the reserves are developed. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute oil and natural gas into our markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment, or recovery of drilling, completion and operating costs unless a commercial viable amount of oil and natural gas is returned. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. If exploration costs exceed our estimates, or if our exploration efforts do not produce results which meet our expectations, our exploration efforts may not be commercially successful, which could adversely impact our ability to generate revenues from our operations.

We may encounter operating hazards related to oil and gas exploration and production, which may result in substantial losses to our business and your investment.

We are subject to operating hazards normally associated with the exploration and production of oil and gas, including unexpected formations or pressures, premature declines of reservoirs, blowouts, sour gas release, explosions, craterings, pollution, earthquakes, labor disruptions, fires, pipeline ruptures, oil spills, the invasion of water into producing formations and other environmental hazards and risks. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties, which could result in substantial losses to our business.

Seasonal weather patterns could adversely influence our business and result in a total loss of your investment.

In North America, the amount of oil and gas exploration and production activity is influenced by seasonal weather patterns. In spring, wet weather can make the ground unstable, and result in road closures that restrict the movement of rigs and other heavy equipment, thereby decreasing activity levels. Damage caused by severe weather, natural disasters or other operating hazards could result in substantial losses to us. We are not covered by insurance for any business interruption resulting from such events and, upon the occurrence of a natural disaster; this lack of coverage could harm our financial position and results of operations. We believe that a severe change in weather patterns affecting our current or future properties could lower our business or cause us to go out of business.

Our operations are subject to various litigation risks that could harm our business, impact our profitability and lower the value of your investment in us.

Although we currently are not involved in any litigation matters, the nature of our operations expose us to possible litigation claims in the future. There is risk that any litigation matter could be adversely decided against us, and this could harm our financial condition and results of operations. Such claims could include, but are not limited to, environmental damage and remediation, workers’ compensation, insurance coverage, property rights and easements, maintenance of mining claims and other issues. Litigation is highly costly and the costs associated with defending litigation could also harm our financial condition. Should we get involved in litigation matters, we will be forced to direct our limited resources to defend or prosecute the litigation thereby harming our ability to carry on revenue producing activities.

Our business is subject to environmental legislation and any changes in such legislation could negatively affect our results of operations.

The oil and gas industry is subject to many laws and regulations which govern the protection of the environment, health and safety and the management, transportation and disposal of hazardous substances. These laws and regulations may require removal or remediation of pollutants and may impose civil and criminal penalties for violations. Some of the laws and regulations authorize the recovery of natural resource damages by the government, injunctive relief and the imposition of stop, control, remediation and abandonment orders.

The costs arising from compliance with environmental and natural resource laws and regulations may increase our costs of operations, as well as further restrict our operations. If the costs of such compliance exceeds what we may have budgeted for, our ability to earn revenues will be harmed. Any regulatory changes that impose additional environmental restrictions or requirements on us could adversely affect us through increased operating costs, which could have a material adverse effect on our results of operations.

Any oil and gas we may discover or produce may not be readily marketable at the time of production, delaying our ability to generate meaningful revenue.

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries. Natural gas associated with oil production is often not marketable due to demand or transportation limitations and is often flared at the producing well site. Pipeline facilities do not exist in certain areas of exploration and, therefore, any actual sales of discovered oil and gas might be delayed for extended periods until such facilities are constructed.

Production levels cannot be predicted with certainty.

Until a well is drilled and has been in production for a number of months, we will not know what volume of production we can expect to achieve from the well. Even after a well has achieved its full production capacity, we cannot be certain how long the well will continue to produce or the production decline that will occur over the life of the well. Estimates as to production volumes and production life are based on studies of similar wells and, therefore, are speculative and not fully reliable. As a result, our revenue budgets for producing wells may prove to be inaccurate.

Oil and natural gas producers often compete for experienced and competent drilling, completion and facilities installation vendors and production laborers. The unavailability of experienced and competent vendors and laborers may cause development and production delays.

Potential profitability of energy ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for energy sourced are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Comprehensive regulation of energy industry

Operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Energy operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal, provincial, or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Environmental regulations

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. We believe that our operations comply, in all material respects, with all applicable environmental regulations. We intend to acquire and maintain insurance coverage customary to the industry; however, it is not fully insured against all environmental risks. As well, coverage will depend on cost and we have not yet determined that we are in a financial position to acquire insurance.

Risks associated with drilling

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Drilling and production delays may occur.

In order to generate revenues from the sale of oil and natural gas production from new wells, we must complete significant development activity. Delay in receiving governmental permits, adverse weather, a shortage of labor or parts, and/or dewatering time frames may cause delays. These delays will result in delays in achieving revenues from these new wells.

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

Possible issuance of additional shares may impact the price of our stock

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock. Approximately 99% of our authorized common stock remains un-issued. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

Our executive offices are located at 5401 South Kirkman Road, Suite 310, Orlando, FL 32819.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation. In addition, none of our property is the subject of a pending legal proceeding. We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2008, through a written consent of the majority of stockholders, we received approval from holders of 58% of our common stock to:

•

Amend the articles of incorporation of the Corporation for the purpose of changing the name of the Corporation to Signature Exploration and Production Corp. or some similar name available to a corporation in the State of Delaware;

•

Amend the articles of incorporation of the Corporation to decrease the number of outstanding shares of the Corporation’s capital stock in the form of a reverse stock-split where-in the Corporation will give (1) one shares of common stock for every (50) fifty share outstanding (the “Stock-Split”);

•	Amend the articles of incorporation of the Corporation to increase the authorized capital of the Corporation to Two Hundred Fifty Million (250,000,000) common shares.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are quoted for trading on the FINRA OTC Bulletin Board under the symbol “SXLP.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade through a sophisticated computer network. Information on the OTCBB can be found at www.otcbb.com.

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2008	High ($)	Low ($)
Fourth Quarter	$1.00	$0.15
Third Quarter	$2.00	$0.10
Second Quarter	$2.00	$1.05
First Quarter	$2.50	$0.75

Fiscal Year 2007
Fourth Quarter	$2.00	$1.00
Third Quarter	$3.50	$1.50
Second Quarter	$4.00	$2.00
First Quarter	$5.50	$1.50

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

Recent Sales of Unregistered Securities

On November 21, 2005, we entered into a stock purchase agreement with a group of investors. This agreement allows the investors to purchase a minimum of 150,000 and a maximum of 375,000 shares of our common stock at a purchase price of $2.00 per a share. These shares are deemed restricted securities as defined in Rule 144 of the Securities Act of 1933. The investors must invest a minimum of $300,000 in order to receive shares. As of March 31, 2008 the investors have invested a total of $300,000 and we issued 150,000 shares on April 12, 2006. The proceeds from the sale were used for working capital.

Equity Compensation Plan Information

The 2007 Amended Stock Option Plan was adopted by the Board of Directors on February 6, 2008. Under this plan, a maximum of 8,000,000 shares of our common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant. No options have been granted under this plan as of March 31, 2008.

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005” Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. A grant of 4,000 shares was made to a director and 2,000 shares to an employee. The director forfeited 1,400 shares on April 21, 2006 when he resigned and the employee forfeited 200 shares on May 31, 2006 when he was terminated.

ITEM 6.	SELECTED FINANCIAL DATA

N/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AS A RESULTS OF OPERATION

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

Overview

Signature Exploration and Production Corp. is a Delaware corporation incorporated on April 4, 2001 for the purpose of acquiring the wholesale golf equipment and accessories business previously conducted by our president, Jeff Arthur Jones, as a sole proprietorship under the name “A and Z Golf.” We acquired the business from Mr. Jones, through our wholly owned subsidiary, A & Z Golf Corp., on June 5, 2001, in exchange for 200,000 shares of our common stock.

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

We acquired Microvas Therapy technology in May 2005. The therapy is delivered with a machine with emitter pads that directs powerful electronic waveforms though a patient’s limb or body to stimulate neuromuscular contractions. This therapy increases the blood flow through the treatment area increasing blood oxygen, helping move antibiotics to wounds and induces involuntary exercise of muscles. This therapy can be used to treat diabetic neuropathy, hypoxia, foot ulcers and a variety of other medical disorders. We stopped treatments in April 2006.

On May 12, 2006 we entered into a joint venture with Personal Performance Medical Corporation called American Medical Management Technologies to manage and develop the operations of Personal Performance Medical Corporation (d/b/a/ Fit-Well), a Utah based Corporation. Fit-Well offers full service prosthetic and orthotic care and manufacturing, DME and soft goods sales.

In February 2008, the Company elected to discontinue the operations of its diabetic treatment and its orthotic and prosthetic joint venture, due to the inability to attract investments into these types of businesses. We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases.

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the second quarter of 2008 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern. We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing. We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $285,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us. Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations. No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Plan of Operation

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of non-operated interest from producing oil wells with the potential of an oil and gas exploration project. We plan to purchase non-operated interests, acquire a development stage exploration property and carry out an exploration program on the acquired property.

The Company continues to operate with very limited capital. Since our inception in 2001, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. The Company is currently attempting to raise sufficient funds to purchase leases of oil and gas properties. We can give no assurances that the Company will be able to purchase any leases. Each oil and gas property in which we obtain an interest in will have an operator who will be responsible for marketing production.

Cash Requirements

We estimate that we will require an additional $285,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $50,000 for professional fees and expense related to being a public company, $40,000 for expenses related to general operations and $20,000 for a rent settlement. We will also need approximately $175,000 to repay $163,000 of notes payable and the related interest of approximately $12,000.

Results of Operations

Comparison of the fiscal year ended March 31, 2008 and March 31, 2007.

CONSOLIDATED FINANCIAL INFORMATION

	2008	2007
General and administrative	$150,000	$450,000
Other expense	30,000	6,000
Gain/(loss) from discontinued operations	85,000	(102,000)

Net loss	$(95,000)	$(558,000)

General and Administrative. General and administrative expenses decreased by $300,000 in 2008. This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $300,000. In May 2006, we entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. Approximately $40,000 and $310,000 has been included in consulting fees the years ended March 31, 2008 and 2007, respectively.

Other Expenses. Other expenses increased by $24,000 in 2008 due to addition accrued interest on notes payable of $5,000 and $19,000 relating to interest in the beneficial conversion feature of convertible debt.

Gain/(loss) From Discontinued Operations. We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008. This resulted in a loss from discontinued operations of $16,000 for our diabetic treatment segment and $86,000 for our orthotics and prosthetics segment for 2007 and a gain of $85,000 from our orthotics and prosthetics segment on 2008.

Net Loss. Net loss decreased by $463,000 as a result of our lower professional and consulting fees and the discontinued operation of our diabetic treatment and orthotics and prosthetics segments.

Liquidity and Capital Resources

We had cash balances totaling approximately $800 as of March 31, 2008. Historically, our principal source of funds has been cash generated from financing activities.

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

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $102,500 and $60,500 for the years ended March 31, 2008 and 2007. Net cash used in financing activities relating to discontinued operation totaled $157,300 for the year ended March 31, 2008 and net cash provided by discontinued operation of $138,000 as of March 31, 2007.

Variables and Trends

Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results can be found on page F-6, Note 3 of the audited financial statements.

Commitments

Except as shown in the following table, as of March 31, 2008, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2008 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	159,000
Other loans	4,000
Accrued interest	12,000

Total	$194,000

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock-Based Compensation

Please see page F-6, Note 3 of the audited financial statements.

Recent Accounting Pronouncements

Please see page F-6, Note 3 of the audited financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-15 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 1, 2007, we were notified by Tedder, James, Worden & Associates, P.A. in a letter dated October 31, 2007, that they had been recently acquired and therefore would be resigning as the independent registered auditor for the Company. Cross, Fernandez, Riley, LLP was appointed as the Company’s new auditor on November 5, 2007. The audit reports of Tedder, James, Worden & Associates, P.A. on our consolidated financial statements as of and for the years ended March 31, 2007 and March 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the report contained a modification paragraph that expressed substantial doubt about our ability to continue as a going concern.

On May 29, 2008, Cross, Fernandez and Riley, LLP, was dismissed by the Board of Directors as our auditors. The dismissal was recommended and approved by the board of directors on May 28, 2008. The Registrant does not have an audit or similar committee. The decision to engage Mark Bailey & Company, Ltd. was approved by the board of directors on May 29, 2008.

Other than these changes, there were no other changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as a result of a material weakness in internal controls as of March 31, 2008 in ensuring that information that is required to be disclosed by us in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Even an effective system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility of human error, circumvention or overriding of controls and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of a system of internal control over financial reporting in future periods can change as conditions change.

(b) Changes in internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. We have determined that a material weakness in our internal control over the reporting of interest expense relating to beneficial conversion features of convertible notes existed. The control deficiency resulted from the lack of effective detective and monitoring controls within internal control over financial reporting over these accounts. In addition, as previously disclosed, the Company only has two employees and therefore, an adequate segregation of duties is difficult. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2008. We have taken and will take the following actions to enhance our internal controls: retain additional specialized staff in the preparation of annual and interim financial statements and implement a system of segregation of duties in the processing of transactions within the recording cycle. Other than with respect to the identification of this weakness in internal control procedures, there was no change in our internal control over financial reporting during the quarter and year ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 25, 2008, and the positions currently held by each are as follows:

Name	Age	Position
Scott Allen	40	Chief Executive Officer and Director
Steven Weldon	32	Chief Financial Officer and Director

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

Steven Weldon, a Certified Public Accountant, has served as our Chief Financial Officer since September 2005. Prior to joining Signature Exploration and Production Corp. Mr. Weldon was the Tax Manager for Westgate Resorts, Ltd., a timeshare developer, since July 2000. Since September 2005, Mr. Weldon has also served as the Chief Financial Officer of Inverted Paradigms Corp., a golf retailer and software developer. Mr. Weldon was an adjunct professor at Florida Southern College from January 2002 to October 2005. Since May 2005, Mr. Weldon has served as the president, sole stockholder and director of Steven W. Weldon, PA, a public accounting firm providing tax and accounting services. Mr. Weldon received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.

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

Code of Ethics

We adopted the Signature Exploration and Production Corp. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Signature Exploration and Production Corp. 5401 South Kirkman Road, Suite 310 Orlando, Florida, 32819. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2008, 2007 and 2006.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Scott Allen, CEO, Director, and President	2008	102,453	—	—	—	—	—	—	102,453
	2007	102,450	—	350,000	—	—	—	—	452,450
	2006	12,000	—	—	—	—	—	—	12,000

Steven Weldon, CFO and Director	2008	30,000	—	—	—	—	—	—	30,000
	2007	30,000	—	—	—	—	—	—	30,000
	2006	8,750	—	—	—	—	—	—	8,750

Allen Woodlief, former CFO and former Director	2008	—	—	—	—	—	—		—
	2007	—	—	—	—	—	—		—
	2006	13,750	—	—	—	—	—		13,750

Arden Oliphant, former CEO and former Director	2008	—	—	—	—	—	—		—
	2007	—	—	—	—	—	—		—
	2006	25,000	—	—	—	—	—	—	25,000

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

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. A grant of 4,000 shares was made to a director and 2,000 shares to an employee. The director forfeited 1,400 shares on April 21, 2006 when he resigned and the employee forfeited 200 shares on May 31, 2006 when he was terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of July 3, 2008, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;

•	each of our named executive officers and directors; and

•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 886,816 shares of common stock outstanding as of July 9, 2008. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Scott Allen	256,538	28.93%

Jeff Jones	190,677	21.50%

Steven Weldon	86,968	9.81%

Darren Cassels	66,968	7.55%

All directors and officers (2 persons)	343,506	38.73%

(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 5401 South Kirkman Road, Suite 310, Orlando, Florida, 32819.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 15, 2006 we entered into a joint venture agreement with Performance Medical Corporation which is owned by Scott Allen, our Chief Executive Officer and a Director. The joint venture paid Scott Allen $1,000 per month for rent of facilities. The joint venture was terminated on February 28, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2008	Fiscal 2007
Audit Fees(1)	$65,590	$52,250
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$65,590	$52,250

All other Fees(4)	-0-	-0-

Total	$65,590	$52,250

(1)

Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the first quarter of 2008. Audit fees billed to the Company by Cross, Fernandez and Riley, LLP for reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the second and third quarter of 2008.

(2)

Audit-Related Fees – There were no other fees billed by Tedder, James, Worden & Associates, P.A. or Cross, Fernandez and Riley, LLP and during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

(3)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services by Tedder, James, Worden & Associates, P.A. or Cross, Fernandez and Riley, LLP.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

PART IV

ITEM 15.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Articles of Incorporation of Signature Exploration and Production Corp.(1)

3.2	Bylaws of Signature Exploration and Production Corp.(1)

10.1	Code of Ethics (2)

10.2	Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (3)

10.3	Joint Venture Agreement(4)

10.4	2007 Amended Stock Option(5)

23.1	Consent of Independent Registered Certified Public Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Pre-Approval Policy(2)

*	Filed Herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on February 12, 2002, File No. 333-82580
(2)	Incorporated by reference to the Registrant’s Form 10KSB dated March 31, 2004, filed on June 22, 2004, File No. 333-82580

(3)	Incorporated by reference to the Company’s Proxy Statement on Schedule 14A (filed 8/11/05) (No. 333-83580).
(4)	Incorporated by reference to the Company’s Form 8-K filed on May 16, 2006, File No. 333-82580
(5)	Incorporated by reference to the Company’s Form S-8 POS filed on February 08, 2008, File No. 333-141467

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 14, 2008

	By:	/s/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 14, 2008

	By:	/s/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

	By:	/s/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer and Director

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and

Stockholders of Signature Exploration and Production Corp.

We have audited the accompanying consolidated balance sheets of Signature Exploration and Production Corp. as of March 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Signature Exploration and Production Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signature Exploration and Production Corp. as of March 31, 2008, and the consolidated results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Signature Exploration and Production Corp. will continue as a going concern. As discussed in Note 2 of the accompanying consolidated financial statements, Signature Exploration and Production Corp. has incurred losses, has had no revenue during the year and has had negative cash flows from operations since inception. These factors, and the need for additional financing in order for Signature Exploration and Production Corp. to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.

Reno, Nevada

July 11, 2008

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Signature Exploration and Production Corp.

We have audited the accompanying consolidated balance sheet of Signature Exploration and Production Corp. (formerly Diabetic Treatment Centers of America, Inc.) and Subsidiary as of March 31, 2007, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Tedder, James, Worden and Associates, P.A.

Orlando, Florida
July 11, 2007

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2008	March 31, 2007
Assets

Current assets:
Cash	$766	$73,833
Accounts receivable, net	—	276,503
Inventory	—	28,365

Total assets	$766	$378,701

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$20,455	$225,110
Accrued expenses	33,642	115,423
Loan from related party	—	137,240
Loans from stockholders	159,000	60,500
Related party payables	—	20,058
Other note payable	4,000	—

Total current liabilities	217,097	558,331

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 and 6,000,000 shares authorized for 2008 and 2007, respectively, 886,816 shares issued and outstanding	89	89
Additional paid-in capital	1,469,648	1,411,594
Accumulated deficit	(1,686,068)	(1,591,313)

Total capital deficiency	(216,331)	(179,630)

Total liabilities and capital deficiency	$766	$378,701

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Consolidated Statements of Operations

For the years ended March 31, 2008 and 2007

	2008	2007
Net revenue	$—	$—

Cost of revenue	—	—

Gross profit (loss)	—	—

General and administrative expenses	150,519	449,549

Loss from continuing operations	(150,519)	(449,549)

Other income (expense):
Interest expense	(29,558)	(6,361)

Net loss before discontinued operations	$(180,077)	$(455,910)

Discontinued operations
Income/(loss) from discontinued operations	103,054	(101,774)
Loss from disposal of discontinued operations	(17,732)	—

Gain/(loss) from discontinued operations	85,322	(101,774)

Net loss	$(94,755)	$(557,684)

Weighted average common shares outstanding - basic and diluted	886,816	759,157

Net loss per share from continuing operations - basic and diluted	$(0.20)	$(0.60)

Net gain/(loss) per share from discontinued operations - basic and diluted	$0.10	$(0.13)

Net loss per share - basic and diluted	$(0.10)	$(0.73)

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Capital Deficiency)

For the years ended March 31, 2008 and 2007

	Common stock		Additional paid-in capital	Deferred stock-based employee compensation	Accumulated deficit	Total
	Shares	Amount
Balance, March 31, 2006	620,995	$62	$941,159	$(10,970)	$(1,033,629)	$(103,378)

Issuance of restricted stock compensation	100,000	10	349,990	—	—	350,000

Unamortized stock compensation	—	—	(39,554)	—	—	(39,554)

Cancel employee restricted stock	(1,600)	—	(7,382)	7,382	—	—

Amortization of deferred stock based employee compensation	—	—	—	3,588	—	3,588

Conversion of loans in to common stock	167,398	17	167,381	—	—	167,398
Net loss	—	—	—	—	(557,684)	(557,684)

Balances, March 31, 2007	886,793	$89	$1,411,594	$—	$(1,591,313)	$(179,630)

Amortized stock compensation	—	—	39,554	—	—	39,554

Interest on beneficial conversion feature of note payable	—	—	18,500	—	—	18,500

Fractional shares from stock split	23	—	—	—	—	—

Net loss	—	—	—	—	(94,755)	(94,755)

Balances, March 31, 2008	886,816	$89	$1,469,648	$—	$(1,686,068)	$(216,331)

See accompanying notes to consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the years ended March 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(94,755)	$(557,684)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2,633
Interest on loans from stockholders	11,058	6,361
Interest from beneficial conversion feature of notes payable	18,500	—
Impairment loss on property and equipment	—	22,354
Amortization of deferred stock-based consulting fees	39,555	310,446
Gain on extinguishment of debt	(780)	(41,324)
Amortization of deferred stock-based employee compensation	—	3,588
Changes in operating assets and liabilities:
Accounts receivable	—	3,797
Other assets	—	655
Accounts payable	7,436	3,954
Accrued expenses	—	10,008

Net cash used in continuing operating activities	(18,986)	(235,212)
Net cash provided by discontinued operating activities	717	1,868

Net cash used in operating activities	(18,269)	(233,344)

Cash flows from investing activities:
Sale of property and equipment	—	625

Net cash provided by investing activities	—	625

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	98,500	60,500
Proceeds from issuance of debt	4,000	—

Net cash provided by continuing financing activities	102,500	60,500
Net cash provided by (used in) discontinued financing activities	(157,298)	137,240

Net cash provided by (used in) financing activities	(54,798)	197,740

Net decrease in cash	(73,067)	(34,979)

Cash, beginning of year	$73,833	$108,812

Cash, end of year	$766	$73,833

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Non-cash investing and financing activities:
Issuance of restricted stock for consulting services	$—	$350,000

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature “or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. The Company’s office is located in Orlando, Florida. The Company is an independent energy company planning to engage in the acquisition and development of crude oil and natural gas leases in the United States. We are currently seeking out and negotiating participation agreements, but we have not yet generated revenues or incurred expenses related to the energy operations as of March 31, 2008.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended March 31, 2008 and 2007, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 2 – BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 (date of inception), which losses have caused an accumulated deficit of approximately $1,686,000 as of March 31, 2008. In addition, the Company has consumed cash in its operating activities of approximately $19,000 and $233,000 for the years ended March 31, 2008 and 2007, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently acquiring and developing crude oil and natural gas leases. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventory. Inventories, which consisted principally of raw materials, work in process and finished goods, were stated at the lower of cost or market using the first-in, first-out method.

Revenue Recognition. The Company recognized revenue from its medical treatments on the date the procedures are performed, and accounts receivable were recorded at that time. Revenues on the sale of orthotic and prosthetic devices and associated services to patients were recorded when the device is accepted by the patient, provided that delivery has occurred or services have been rendered. Revenues were reported at the estimated realizable amounts from the third-party payers. If such third-party payers were to change their reimbursement policies, the effect on revenue could be significant and have a material impact on the Company’s results of operations. Provisions had been made, based on prior period collections, for uncollectible accounts at March 31, 2008. The provision for uncollectible accounts was $0 and $72,000 as of March 31, 2008 and 2007, respectively.

In the future, the Company will derive revenue primarily from the sale of produced natural gas and crude oil. The Company will report revenue as the gross amount received before taking into account production

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

taxes and transportation costs, which are reported as separate expenses. Revenue will be recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. No revenue will be recognized unless it is determined that title to the product has transferred to a purchaser. At the end of each month, the Company will estimate the amount of production delivered to the purchaser and the price the Company will receive. The Company will use its knowledge of its properties, their historical performance, the anticipated effect of weather conditions during the month of production, New York Mercantile Exchange (“NYMEX”) and local spot market prices, and other factors as the basis for these estimates.

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

In June 2006, The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective April 1, 2007. The adoption of this statement had no impact on the Company’s financial position or results of operation.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 5,000,000 common stock equivalent shares outstanding as of March 31, 2008. However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Full Cost Method. The Company will utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, interest and costs of drilling of productive and non-productive wells into the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

All items classified as unproved property are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

As of March 31, 2008 the only share-based payment awards related to the restricted stock agreements are described in Note 10.

Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable, and other current liabilities approximates fair value because of the short term maturity of these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. We do not expect that SFAS 157 will have a material impact on our consolidated results of operations, financial position or liquidity.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement’s effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51”. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We do not expect that SFAS 141 (R) or SFAS 160 will have a material impact on our consolidated results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

NOTE 4 – DISCONTINUED OPERATIONS

On February 29, 2008, the Company elected to discontinue the operations of its diabetic treatment centers and its orthotic and prosthetic joint venture, due to the inability to attract investments into these types of businesses. Per the terms of the termination agreement, Personal Performance Medical Corporation assumed all assets and liabilities, known and unknown, including contingencies, of the joint venture as of February 29, 2008 and the 100,000 shares of Signature Exploration and Production Corp.’s common stock issued to the joint venture were returned to Signature Exploration and Production Corp.

As a result, the Company recorded a gain from discontinued operations of $85,322 and a loss of $101,774 during the years ended March 31, 2008 and 2007, respectively.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 4 – DISCONTINUED OPERATIONS, CONTINUED

Assets and Liabilities of Discontinued Operations

	2008	2007
Cash	$—	$72,959
Accounts receivable, net	—	276,503
Inventory	—	28,365

Total assets	$—	$377,827

Accounts payable	$—	$211,311
Accrued expenses	—	94,540
Loan from related party	—	137,240
Related party payables	—	20,058

Total liabilities	$—	$463,149

NOTE 5 – DEFERRED INCOME TAXES

At March 31, 2008, the Company had net operating loss carryforwards for income tax purposes of approximately $1,638,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2023 through 2028.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2008:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$617,000	$537,000
Accrued expenses	—	15,000
Allowance for doubtful accounts	—	27,000
Stock based compensation	—	13,000

Total deferred tax assets	617,000	592,000

Less valuation allowance	(617,000)	(592,000)

Net deferred tax asset	$—	$—

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the year ended March 31, 2008, the decrease in the deferred tax asset valuation allowance amounted to approximately $25,000.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 5 – DEFERRED INCOME TAXES, CONTINUED

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2008	2007
Tax benefit computed at U.S. statutory rates	$(32,000)	$(190,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	11,000	—
Change in valuation allowance	24,000	240,000
State taxes	(3,000)	(50,000)

Total	$—	$—

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2008	2007
Lease settlement liability	$19,000	$20,000
Accrued compensation	2,700	41,871
Accrued interest	11,942	883
Customer refund payable	—	16,103
Warranty reserves	—	19,726
Accrued property taxes	—	16,840

	$33,642	$115,423

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 7 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at March 31, 2008 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$878
11/03/06	02/01/07	6,000	845
12/20/06	03/20/07	6,000	700
12/26/06	03/26/07	6,500	820
02/19/07	05/18/07	6,000	666
03/28/07	06/28/07	30,000	3,024
05/09/07	08/07/07	3,000	268
05/30/07	08/28/07	3,000	260
06/28/07	09/26/07	22,000	1,674
07/06/07	10/04/07	7,000	513
08/14/07	11/12/07	5,000	314
08/14/07	11/12/07	5,000	314
10/02/07	12/31/07	7,500	306
10/02/07	12/31/07	5,000	307
11/02/07	03/14/08	22,500	653
12/26/07	03/25/08	4,000	123
02/03/08	05/30/08	8,000	126
03/10/08	06/08/08	6,500	91

	Total	$159,000	$11,882

The loans from stockholders are collateralized by 15,900,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of March 31, 2008, accrued interest payable of $11,882 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

Loans from stockholders totaling $50,000 are convertible into restricted shares of common stock of the Company and contain a beneficial conversion feature. The Company recognized $18,500 of interest expense as a result of this conversion feature as of March 31, 2008.

The Company is currently in default on all of these loans. The Company may use the collateral to satisfy these loans.

NOTE 8 – COMMITMENT AND CONTINGENCIES

On August 1, 2004, the Company signed a lease agreement to occupy approximately 4,000 square feet of office space in Salt Lake City, Utah, which would have served as our executive offices. Our rent for this location was $4,500 per month and our four year lease was to expire on July 31, 2008. On April 28, 2006, the Company broke its lease and vacated the property. Lease termination costs of $30,000 were included in accrued expenses as of June 30, 2006. On September 29, 2006 the Company entered into a settlement

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 8 – COMMITMENT AND CONTINGENCIES, CONTINUED

agreement with the landlord to pay $20,000 within ninety days to fully release the Company from its lease and settle all outstanding rent due. A gain of $41,234 was included in the accompanying consolidated statements of operations as an offset to general and administrative expense for the year ended March 31, 2007 to reflect the Company’s release from this obligation which includes the reduction in lease termination cost and forgiveness of rent payable included in accounts payable. As of March 31, 2008, $19,000 remains due on this obligation.

NOTE 9 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

On February 20, 2008, the majority holders of the Company’s common stock approved by written consent amending the articles of incorporation of the Corporation to decrease the number of outstanding shares of the Corporation’s capital stock in the form of a reverse stock-split where-in the Corporation will give (1) one share of common stock for every (50) fifty shares outstanding (the “Stock-Split”) and amending the articles of incorporation of the Corporation to increase the authorized capital of the Corporation to Two Hundred Fifty Million (250,000,000) common shares.

As a result of this reverse stock-split, the Company’s stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock. Except where and as otherwise stated to the contrary in this annual report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the one for fifty reverse split of the common stock that took effect on March 28, 2008.

The 2007 Amended Stock Option Plan was adopted by the Board of Directors on February 6, 2008. Under this plan, a maximum of 8,000,000 shares of our common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

On August 21, 2006 the Company issued 167,398 common shares to convert both the principal balance and accrued interest of promissory notes held by a shareholder. At the date of the conversion, the principal and accrued interest balance amounted to $150,500 and $16,898, respectively.

On August 16, 2006, the majority holders of the Company’s common stock approved by written consent amendments to our Certificate of Incorporation to increase the number of shares of our capital stock we are authorized to issue to 6,000,000 shares, of which all 6,000,000 shares will be Common Stock.

NOTE 10 – RESTRICTED STOCK BASED COMPENSATION

On August 11, 2005, the Board of Directors adopted the Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (the “2005 Plan”) and it was approved on August 11, 2005 by our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. As of March 31, 2008, 6,000 shares have been issued under this Plan. On April 21, 2006, a director forfeited 1,400 shares when he resigned and an employee forfeited 200 shares on May 31, 2006 when he was terminated.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2008

NOTE 10 – RESTRICTED STOCK BASED COMPENSATION, CONTINUED

Consulting Agreement. On May 12, 2006, the Company entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. $39,555 and $310,445 has been included in general and administrative expense for the years ended March 31, 2008 and 2007, respectively.

NOTE 11 – SUBSEQUENT EVENT

Loans From Stockholders. On April 24, 2008, the Company entered into loan agreements with stockholders for $13,500. The loans from stockholders are secured by 1,350,000 shares of the Company’s common stock and bear interest at 10 percent per annum. The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

On June 12, 2008, the Company entered into a loan agreement with a stockholder for $13,000. The loan from stockholder is secured by 1,300,000 shares of the Company’s common stock and bear interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.