Form 10-Q
period 2008-06-30
Signature Exploration & Production Corp.
filed 2008-08-19
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2008
Common stock, .0001 par value	886,816

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2008 (unaudited)	March 31, 2008
Assets
Current assets:
Cash	$1,181	$766

Total assets	$1,181	$766

Liabilities and Capital Deficit

Current liabilities:
Accounts payable	$13,578	$20,455
Accrued expenses	68,083	33,642
Loans from stockholders	185,500	159,000
Other note payable	4,000	4,000

Total current liabilities	271,161	217,097

Capital deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized as of June 30, 2008 and March 31, 2008, respectively, 886,816 shares issued and outstanding	89	89
Additional paid-in capital	1,469,650	1,469,648
Accumulated deficit	(1,739,719)	(1,686,068)

Total capital deficit	(269,980)	(216,331)

Total liabilities and capital deficit	$1,181	$766

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Statements of Operations (unaudited)

For the quarter ended June 30, 2008 and 2007

	2008	2007	Inception (March 1, 2008) to June 30, 2008
Net revenue	$—	$—	$—
Cost of revenue	—	—	—

Gross profit (loss)	—	—	—
General and administrative expenses	49,201	75,098	57,217

Loss from continuing operations	(49,201)	(75,098)	(57,217)
Other income (expense):
Interest expense	(4,450)	(1,614)	(6,279)

Net loss before discontinued operations	$(53,651)	$(76,712)	$(63,496)
Discontinued operations
Loss from discontinued operations	—	(17,752)	—

Net loss	(53,651)	(94,464)	(63,496)

Weighted average common shares outstanding – basic and diluted	886,816	886,816	886,816

Net loss per share from continuing operations - basic and diluted	$(0.06)	$(0.09)	$(0.07)

Net gain/(loss) per share from discontinued operations - basic and diluted	$—	$(.02)	$—

Net loss per share - basic and diluted	$(0.06)	$(0.11)	$(0.07)

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

For the quarter ended June 30, 2008 and 2007

	2008	2007	Inception (March 1, 2008) to June 30, 2008
Cash flows from operating activities:
Net loss	$(53,651)	$(94,464)	$(63,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock-based employee compensation	—	39,556	—
Changes in operating assets and liabilities:
Accounts payable	(6,875)	25,790	(3,951)
Accrued expenses	34,441	4,521	34,899

Net cash used in continuing operating activities	(26,085)	(24,597)	(32,548)
Net cash provided by discontinued operating activities	—	50,262	—

Net cash provided by (used in) operating activities	(26,085)	25,665	(32,548)
Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	26,500	28,000	33,000

Net cash provided by continuing financing activities	26,500	28,000	33,000
Net cash provided by (used in) discontinued financing activities	—	(47,221)	—

Net cash provided by (used in) financing activities	26,500	(19,221)	33,000

Net increase in cash	415	6,444	452

Cash, beginning of the period	$766	$73,833	$729

Cash, end of the period	$1,181	$80,277	$1,181

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2008, contained in the Company’s March 31, 2008 Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $1,710,000 as of June 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature”or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with Statements of Financial Accounting Standards 7, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of June 30, 2008. The Company’s office is located in Orlando, Florida.

Principles of Consolidation. The Company’s consolidated financial statements for the years ended June 30, 2008 and 2007, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition. The Company will derive revenue primarily from the sale of produced natural gas and crude oil. The Company will report revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue will be recorded in the month

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 5,000,000 common stock equivalent shares outstanding as of June 30, 2008. However, these common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Full Cost Method. The Company will utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, interest and costs of drilling of productive and non-productive wells into the full cost pool. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses quarterly whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable, and other current liabilities approximates fair value because of the short term maturity of these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company has adopted SFAS No. 157 effective at the beginning of fiscal year 2009. SFAS 157 will not have a material impact on our consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement’s became effective as of the beginning of an entity’s 2009 fiscal year. The election this fair-value option will not have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations. In February 2008, the Company elected to discontinue the operations of its diabetic treatment centers and its orthotic and prosthetic joint venture, due to the inability to attract investments into these types of businesses. As a result, the Company recorded a loss on discontinued operations of $-0- and $17,752 during the quarters ended June 30, 2008 and 2007, respectively.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

NOTE 5 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at June 30, 2008 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest
10/13/06	01/11/07	$6,000	$1,028
11/03/06	02/01/07	6,000	995
12/20/06	03/20/07	6,000	850
12/26/06	03/26/07	6,500	982
02/19/07	05/18/07	6,000	816
03/28/07	06/28/07	30,000	3,774
05/09/07	08/07/07	3,000	343
05/30/07	08/28/07	3,000	335
06/28/07	09/26/07	22,000	2,224
07/06/07	10/04/07	7,000	688
08/14/07	11/12/07	5,000	439
08/14/07	11/12/07	5,000	439
10/02/07	12/31/07	7,500	494
10/02/07	12/31/07	5,000	494
11/02/07	03/14/08	22,500	1,216
12/26/07	03/25/08	4,000	223
02/03/08	05/30/08	8,000	326
03/10/08	06/08/08	6,500	253
04/24/08	07/23/08	13,500	248
06/12/08	09/10/08	13,000	65

	Total	$185,500	$16,232

The loans from stockholders are collateralized by 18,550,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of June 30, 2008, accrued interest payable of $16,232 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

Loans from stockholders totaling $50,000 are convertible into restricted shares of common stock of the Company and contain a beneficial conversion feature. The Company recognized $18,500 of interest expense as a result of this conversion feature during the year-ended March 31, 2008.

The Company is currently in default on all of these loans except the note dated June 12, 2008. The note holders have not requested for these notes to be paid with the restricted common stock used to collateralize the notes. The Company may use the collateral to satisfy these loans in the future.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

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

As a result of this reverse stock-split, the Company’s stockholders’ equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in-capital to common stock. Except where and as otherwise stated to the contrary in this quarterly report, all share and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the one for fifty reverse split of the common stock that took effect on March 28, 2008.

NOTE 7 – RESTRICTED STOCK BASED COMPENSATION

Consulting Agreement. On May 12, 2006, the Company entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion. Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement. $-0- and $39,556 has been included in general and administrative expense for the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there is no unamortized portion remaining.

NOTE 8 – SUBSEQUENT EVENT

Loan From Stockholder. In July 2008, the Company entered into a loan agreement with a stockholder for $40,000. The loan from stockholder is secured by 4,000,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2008, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission (“SEC”).

Overview

Signature Exploration and Production Corp. is a Delaware corporation incorporated on April 4, 2001.

In February 2008, the Company elected to discontinue the operations of its diabetic treatment and its orthotic and prosthetic joint venture, due to the inability to attract investments into these types of businesses. We intend to build our continuing business through the acquisition of producing oil and natural gas wells, interests and leases.

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

Cash Requirements

We estimate that we will require an additional $285,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $20,000 for professional fees and expense related to being a public company, $40,000 for expenses related to general operations and $19,000 for a rent settlement. We will also need approximately $206,000 to repay $190,000 of notes payable and the related interest of approximately $16,000.

Results of Operations

Comparison of the quarter ended June 30, 2008 and June 30, 2007.

CONSOLIDATED FINANCIAL INFORMATION

	2008	2007
General and administrative	$49,000	$75,000
Other expense	4,000	2,000
Loss from discontinued operations	—	18,000

Net loss	$53,000	$95,000

General and Administrative. General and administrative expenses decreased by $26,000 in 2008. This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $26,000.

Other Expenses. Other expenses increased by $2,000 in 2008 due to the addition of accrued interest on notes payable.

Gain/(loss) From Discontinued Operations. We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008. This resulted in a loss from discontinued operations of $18,000 for our orthotics and prosthetics segment for 2007.

Net Loss. Net loss decreased by $42,000 as a result of our lower professional and consulting fees and the discontinued operation of our diabetic treatment and orthotics and prosthetics segments.

Liquidity and Capital Resources

We had cash balances totaling approximately $1,200 as of June 30, 2008. Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $26,500 and $28,000 for the quarter ended June 30, 2008 and 2007. Net cash used in financing activities relating to discontinued operation totaled $-0- and $47,000 for the quarters ended June 30, 2008 and 2007, respectively.

Variables and Trends

The comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light of our limited operating history.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results can be found In Note 2 of the financial statements.

Commitments

Except as shown in the following table, as of June 30, 2008, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of June 30, 2008 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	186,000
Accrued professional fees	30,000
Accrued Payroll	3,000
Other loans	4,000
Accrued interest	16,000

Total	$258,000

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARK RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: August 19, 2008

SIGNATURE EXPLORATION AND PRODUCTION CORP.

	By:	/s/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	August 19, 2008
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer and Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.