Form 10-Q
period 2008-09-30
Signature Exploration & Production Corp.
filed 2008-11-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 333-82580

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(Exact name of small business issuer as specified in its charter)
____________________

Delaware (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)
___________________________

5401 S. Kirkman Road
Suite 310
Orlando, Florida 32819
(407) 926-6180

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)
___________________________

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________

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

Large accelerated filer                 Accelerated filer
Non-accelerated filer                  Smaller reporting company   ✓

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2008
Common stock, .0001 par value	886,816

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

Assets
	September 30,	March 31,
	2008	2008
	(unaudited)
Current assets:
Cash	$978	$766
Total assets	$978	$766

Liabilities and Capital Deficit

Current liabilities:
Accounts payable	$11,519	$20,455
Accrued expenses	43,431	33,642
Loans from stockholders	236,500	159,000
Other note payable	4,000	4,000
Total current liabilities	295,450	217,097

Capital deficit:
Common stock, $0.0001 par value, 250,000,000
shares authorized as of September 30, 2008 and March 31, 2008, respectively, 886,816 shares issued and outstanding	89	89
Additional paid-in capital	1,469,650	1,469,648
Accumulated deficit	(1,764,211)	(1,686,068)

Total capital deficit	(294,472)	(216,331)
Total liabilities and capital deficit	$978	$766

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended		For the Six Months Ended		Inception (March 1, 2008 to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008)
Net revenue	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—

General and administrative expenses	19,144	33,132	68,345	108,231	76,361

Loss from continuing operations	(19,144)	(33,132)	(68,345)	(108,231)	(76,361)
Other income (expense):
Interest expense	(5,348)	(2,504)	(9,798)	(4,118)	(11,627)

Net loss before discontinued operations	$(24,492)	$(35,636)	$(78,143)	(112,349)	$(87,988)

Discontinued operations
Gain from discontinued operations	—	38,027	—	24,715	—
Net income/(loss)	(24,492)	2,391	(78,143)	(87,634)	(87,988)

Weighted average common shares outstanding - basic and diluted	886,816	886,816	886,816	886,816	886,816

Net loss per share from continuing operations - basic and diluted	$(0.03)	$(0.04)	$(0.09)	$(0.13)	$(0.10)
Net gain per share from discontinued operations - basic and diluted	$—	$0.04	$—	$0.03	$—
Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.09)	$(0.10)	$(0.10)

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months ended September 30, 2008 and 2007

	2008	2007	Inception (March 1, 2008 to September 30, 2008)

Cash flows from operating activities:
Net loss	$(78,143)	$(87,634)	$(87,988)

Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of deferred stock-based employee compensation	—	39,555	—
Changes in operating assets and liabilities:
Accounts payable	(8,935)	20,422	(6,010)
Accrued expenses	9,790	6,809	10,247

Net cash used in continuing operating activities	(77,288)	(20,848)	(83,751)
Net cash provided by discontinued operating activities	—	34,890	—
Net cash provided by (used in) operating activities	(77,288)	14,042	(83,751)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	77,500	45,000	84,000
Net cash provided by continuing financing activities	77,500	45,000	84,000
Net cash used in discontinued financing activities	—	(74,789)	—
Net cash provided by (used in) financing activities	77,500	(29,789)	84,000

Net increase/(decrease) in cash	212	(15,747)	249

Cash, beginning of the period	$766	$73,833	$729

Cash, end of the period	$978	$58,086	$978

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company , pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2008, contained in the Company’s March 31, 2008 Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $1,760,000 as of September 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently in the process of acquiring and developing crude oil and natural gas leases. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature”or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with Statements of Financial Accounting Standards 7, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of September 30, 2008. The Company’s office is located in Orlando, Florida.

Principles of Consolidation. The Company’s consolidated financial statements for the three and six months ended September 30, 2008 and 2007, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Revenue Recognition. The Company will derive revenue primarily from the sale of produced natural gas and crude oil.  The Company will report revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue will be recorded in the month

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Income Taxes. The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has net operating loss carryforwards that may be offset against future taxable income. Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.”

The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 5,000,000 common stock equivalent shares outstanding as of September 30, 2008. However, these common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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
September 30, 2008

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company has adopted SFAS No. 157 effective at the beginning of fiscal year 2009. Statement 157 did not have a material impact on our consolidated results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement became effective as of the beginning of the Company’s 2009 fiscal year. The Company did not apply the fair value option to any financial instruments; therefore, SFAS 159 will have no effect on our consolidated financial statements

NOTE 4 - DISCONTINUED OPERATIONS

Discontinued Operations. In February 2008, the Company elected to discontinue the operations of its diabetic treatment centers and its orthotic and prosthetic joint venture, due to the inability to attract investments into these types of businesses. As a result, the Company recorded a gain on discontinued operations of $-0- and $38,027 during the three months ended September 30, 2008 and 2007, respectively, and $-0- and $24,715 during the six months ended September 30, 2008 and 2007, respectively.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE 5 - LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at September 30, 2008 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

10/13/06	01/11/07	$6,000	$1,178
11/03/06	02/01/07	6,000	1,145
12/20/06	03/20/07	6,000	1,000
12/26/06	03/26/07	6,500	1,145
02/19/07	05/18/07	6,000	966
03/28/07	06/28/07	30,000	4,524
05/09/07	08/07/07	3,000	418
05/30/07	08/28/07	3,000	410
06/28/07	09/26/07	22,000	2,775
07/06/07	10/04/07	7,000	864
08/14/07	11/12/07	5,000	564
08/14/07	11/12/07	5,000	564
10/02/07	12/31/07	7,500	682
10/02/07	12/31/07	5,000	454
11/02/07	03/14/08	22,500	1,778
12/26/07	03/25/08	4,000	323
02/03/08	05/30/08	8,000	523
03/10/08	06/08/08	6,500	416
04/24/08	07/23/08	13,500	585
06/12/08	09/10/08	13,000	390
07/28/08	10/26/08	40,000	699
09/05/08	12/04/08	11,000	76
Total		$236,500	$21,479

The loans from stockholders are collateralized by 23,650,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of September 30, 2008, accrued interest payable of $21,479 is included in accrued expenses in the accompanying consolidated balance sheet. The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

Loans from stockholders totaling $50,000 are convertible into restricted shares of common stock of the Company and contain a beneficial conversion feature. The Company recognized $18,500 of interest expense as a result of this conversion feature during the year-ended March 31, 2008.

The Company is currently in default on all of these loans except the note dated September 5, 2008. The note holders have not requested for these notes to be paid with the restricted common stock used to collateralize the notes. The Company may use the collateral to satisfy these loans in the future.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE 6 - STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

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

NOTE 7 - SUBSEQUENT EVENT

Loan From Stockholder. In October 2008, the Company entered into a loan agreement with a stockholder for $16,000. The loan from stockholder is secured by 1,600,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

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

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the third quarter of 2008 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $342,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

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

Cash Requirements

We estimate that we will require an additional $342,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $20,000 for professional fees and expense related to being a public company, $40,000 for expenses related to general operations and $19,000 for a rent settlement. We will also need approximately $263,000 to repay $241,000 of notes payable and the related interest of approximately $22,000.

Results of Operations

Comparison of the three and six ended September 30, 2008 and September 30, 2007.

CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
General and administrative	$19,000	$33,000	$68,000	$108,000
Other expense	5,000	3,000	10,000	4,000
Gain from discontinued operations	—	38,000	—	25,000
Net income/( loss)	$(24,000)	$2,000	$(78,000)	$(87,000)

Comparison of the Three Months Ended September 30, 2008 and September 30, 2007

General and Administrative. General and administrative expenses decreased by $14,000 in 2008. This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $14,000.

Other Expenses. Other expenses increased by $2,000 in 2008 due to the addition of accrued interest on notes payable.

Gain From Discontinued Operations. We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008. This resulted in a gain from discontinued operations of $38,000 for our orthotics and prosthetics segment for 2007.

Net Income/(Loss). Net loss increased by $26,000 as a result of our increased professional and consulting fees and the discontinued operation of our diabetic treatment and orthotics and prosthetics segments.

Comparison of the Six Months Ended September 30, 2008 and September 30, 2007

General and Administrative. General and administrative expenses decreased by $40,000 in 2008. This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $40,000.

Other Expenses. Other expenses increased by $6,000 in 2008 due to the addition of accrued interest on notes payable.

Gain From Discontinued Operations. We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008. This resulted in a gain from discontinued operations of $25,000 for our orthotics and prosthetics segment for 2007.

Net Loss. Net loss decreased by $9,000 as a result of our lower professional and consulting fees and the discontinued operation of our diabetic treatment and orthotics and prosthetics segments.

 Liquidity and Capital Resources

We had cash balances totaling approximately $1,000 as of September 30, 2008. Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $77,500 and $45,000 for the six months ended September 30, 2008 and 2007. Net cash used in financing activities relating to discontinued operations totaled $-0- and $75,000 for the six months ended September 30, 2008 and 2007, respectively.

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

Commitments

Except as shown in the following table, as of September 30, 2008, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of September 30, 2008 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	237,000
Accrued Payroll	3,000
Other loans	4,000
Accrued interest	21,000
Total	$284,000

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARK RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: November 14, 2008
SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:  /s/ Scott Allen

Name: Scott Allen
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Steven Weldon	November 14, 2008
(Date)
Name: Steven Weldon Title: Chief Financial Officer and Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.