Form 10-Q
period 2008-12-31
Signature Exploration & Production Corp.
filed 2009-02-10
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
Non-accelerated filer ☐          Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2008
Common stock, .0001 par value	886,816

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(unaudited)
Assets

Current assets:
Cash	$456	$766

Total assets	$456	$766

Liabilities and Capital Deficit

Current liabilities:
Accounts payable	$9,366	$20,455
Accrued expenses	51,056	33,642
Loans from stockholders	252,500	159,000
Other note payable	4,000	4,000

Total current liabilities	316,922	217,097

Capital deficit:
Common stock, $0.0001 par value, 250,000,000 shares authorized as of December 31, 2008 and March 31, 2008, respectively, 886,816 shares issued and outstanding	89	89
Additional paid-in capital	1,469,650	1,469,648
Accumulated deficit	(1,786,205)	(1,686,068)

Total capital deficit	(316,466)	(216,331)

Total liabilities and capital deficit	$456	$766

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations (unaudited)

	For the Three Months Ended December 31,			For the Nine Months Ended December 31,		Inception
	2008	2007		2008	2007	(March 1, 2008 to December 31, 2008)

Net revenue	$-		$-	$-	$-	$-

Cost of revenue	-		-	-	-	-

Gross profit (loss)	-		-	-	-	-

General and administrative expenses	15,713		18,061	84,058	126,291	92,074

Loss from continuing operations	(15,713)		(18,061)	(84,058)	(126,291)	(92,074)
Other income (expense):
Interest expense	(6,279)		(2,989)	(16,077)	(7,107)	(17,906)

Net loss before discontinued operations	$(21,992)		$(21,050)	$(100,135)	(133,398)	$(109,980)

Discontinued operations
Gain/(loss) from discontinued operations	-		(10,138)	-	14,575	-

Net loss	(21,992)		(31,188)	(100,135)	(118,823)	(109,980)

Weighted average common shares outstanding – basic and diluted	886,816		886,816	886,816	886,816	886,816

Net loss per share from continuing operations - basic and diluted	$(0.02)		$(0.02)	$(0.11)	$(0.15)	$(0.12)
Net gain/(loss) per share from discontinued operations - basic and diluted	$-	$	(0.01)	$-	$0.02	$-
Net loss per share - basic and diluted	$(0.02)		$(0.03)	$(0.11)	$(0.13)	$(0.12)

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months ended December 31, 2008 and 2007

	2008	2007	Inception (March 1, 2008 to December 31, 2008)

Cash flows from operating activities:
Net loss	$(100,135)	$(118,823)	$(109,980)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock-based employee compensation	-	39,555	-
Changes in operating assets and liabilities:
Accounts payable	(11,089)	4,254	(8,164)
Accrued expenses	17,414	6,107	17,871

Net cash used in continuing operating activities	(93,810)	(168,739)	(100,273)
Net cash provided by discontinued operating activities	-	172,964	-
Net cash provided by (used in) operating activities	(93,810)	4,225	(100,273)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	93,500	84,000	100,000
Net cash provided by continuing financing activities	93,500	84,000	100,000
Net cash used in discontinued financing activities	-	(145,656)	-
Net cash provided by (used in) financing activities	93,500	(61,656)	100,000

Net decrease in cash	(310)	(57,431)	(273)

Cash, beginning of the period	$766	$73,833	$729

Cash, end of the period	$456	$16,402	$456

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company , pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2008, contained in the Company’s March 31, 2008 Annual Report on Form 10-K.

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $1,790,000 as of December 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently in the process of acquiring and developing crude oil and natural gas leases. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature”or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with Statements of Financial Accounting Standards 7, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2008. The Company’s office is located in Orlando, Florida.

Principles of Consolidation. The Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2008 and 2007, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
December 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition. Revenue associated with the production and sales of crude oil, natural gas, natural gas liquids and other natural resources owned by the Company will be recognized when production is sold to a purchaser at a fixed or determinable price when delivery has occurred and title passes from the Company to its customer, and if the collectability of the revenue is probable.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 5,000,000 common stock equivalent shares outstanding as of December 31, 2008.  However, these common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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
December 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Fair Value of Financial Instruments.

The Company adopted SFAS No. 157, “Fair Value Measurements” on April 1, 2008.

This Statement prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The implementation of SFAS 157 did not materially affect the carrying value of cash, accounts receivable, accounts payable, and other current liabilities.

Recent Accounting Pronouncements

In June 2008 the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a consensus on EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” This EITF will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the disclosure requirements under EITF 07-5. We do not expect EITF 07-5 to have a material impact on our financial condition or results of operations.

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued Operations. In February 2008, the Company elected to discontinue the operations of its diabetic treatment centers and its orthotic and prosthetic joint venture, due to the inability to attract investments into these types of businesses.  As a result, the Company recorded a gain on discontinued operations of $-0- and $10,138 during the three months ended December 31, 2008 and 2007, respectively, and $-0- and $14,575 during the nine months ended December 31, 2008 and 2007, respectively.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
December 31, 2008

NOTE 5 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at December 31, 2008 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

10/13/06	01/11/07	$6,000	$1,328
11/03/06	02/01/07	6,000	1,295
12/20/06	03/20/07	6,000	1,150
12/26/06	03/26/07	6,500	1,307
02/19/07	05/18/07	6,000	1,116
03/28/07	06/28/07	30,000	5,274
05/09/07	08/07/07	3,000	493
05/30/07	08/28/07	3,000	485
06/28/07	09/26/07	22,000	3,324
07/06/07	10/04/07	7,000	1,038
08/14/07	11/12/07	5,000	689
08/14/07	11/12/07	5,000	689
10/02/07	12/31/07	7,500	869
10/02/07	12/31/07	5,000	579
11/02/07	03/14/08	22,500	2,341
12/26/07	03/25/08	4,000	423
02/03/08	05/30/08	8,000	726
03/10/08	06/08/08	6,500	578
04/24/08	07/23/08	13,500	923
06/12/08	09/10/08	13,000	715
07/28/08	10/26/08	40,000	1,699
09/05/08	12/04/08	11,000	351
10/31/08	01/29/09	16,000	267

	Total	$252,500	$27,659

The loans from stockholders are collateralized by 20,250,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of December 31, 2008, accrued interest payable of $27,659 is included in accrued expenses in the accompanying consolidated balance sheet.  The loans from shareholders and related accrued interest are due no later than ninety days from the date of the loan.

Loans from stockholders totaling $50,000 are convertible into 5,000,000 restricted shares of common stock of the Company and contain a beneficial conversion feature.  The Company recognized $18,500 of interest expense as a result of this conversion feature during the year-ended March 31, 2008.

The Company is currently in default on all of these loans.  The note holders have not requested for these notes to be paid with the restricted common stock used to collateralize the notes.    The Company may use the collateral to satisfy these loans in the future.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
December 31, 2008

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

NOTE 7 – SUBSEQUENT EVENT

Loan From Stockholder. In January 2009, the Company entered into a loan agreement with a stockholder for $10,000. The loan from stockholder is secured by 1,000,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

In February 2009, the Company entered into a loan agreement with a stockholder for $9,500. The loan from stockholder is secured by 950,000 restricted shares of the Company’s common stock and bears interest at 10 percent per annum. The loan from stockholder and related accrued interest are due no later than ninety days from the date of the loan.

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

Based upon the current level of revenues and the cash position, we will need to raise additional capital prior to the end of the fourth quarter of 2008 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financing.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $364,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or worst case cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Plan of Operation

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operated and  non-operated interests from producing oil wells with the potential of an oil and gas exploration project. We plan to purchase operated and non-operated interests, acquire a development stage exploration property and carry out an exploration program on the acquired property.   We are also exploring opportunities related to the exploration and production of other natural resources.

The Company continues to operate with very limited capital. Since our inception in 2001, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. The Company is currently attempting to raise sufficient funds to purchase leases of oil and gas properties.  We can give no assurances that the Company will be able to purchase any leases.  Each oil and gas property in which we obtain an interest will have an operator who will be responsible for marketing production.

Cash Requirements

We estimate that we will require an additional $364,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $20,000 for professional fees and expense related to being a public company, $40,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $285,000 to repay note totaling $257,000 and the related interest of approximately $28,000.

Results of Operations

Comparison of the three and nine ended December 31, 2008 and December 31, 2007.

CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
General and administrative	$16,000	$18,000	$84,000	$126,000
Other expense	6,000	3,000	16,000	7,000
(Gain)/loss from discontinued operations	-	10,000	-	(14,000)
Net loss	$22,000	$31,000	$100,000	$119,000

Comparison of the Three Months Ended December 31, 2008 and December 31, 2007

General and Administrative.  General and administrative expenses decreased by $2,000 in 2008.  This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $2,000.

Other Expenses.  Other expenses increased by $3,000 in 2008 due to the addition of accrued interest on notes payable.

Loss From Discontinued Operations.  We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008.  This resulted in a loss from discontinued operations of $10,000 for our orthotics and prosthetics segment for 2007.

Net Loss.  Net loss decreased by $9,000 primarily as a result of the discontinued operations of our diabetic treatment and orthotics and prosthetics segments.

Comparison of the Nine Months Ended December 31, 2008 and December 31, 2007

General and Administrative.  General and administrative expenses decreased by $42,000 in 2008.  This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $42,000.

Other Expenses.  Other expenses increased by $9,000 in 2008 due to the addition of accrued interest on notes payable.

Gain From Discontinued Operations.  We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008.  This resulted in a gain from discontinued operations of $14,000 for our orthotics and prosthetics segment for 2007.

Net Loss.  Net loss decreased by $19,000 as a result of our lower professional and consulting fees and the discontinued operation of our diabetic treatment and orthotics and prosthetics segments.

 Liquidity and Capital Resources

We had cash balances totaling approximately $500 as of December 31, 2008.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $93,500 and $84,000 for the nine months ended December 31, 2008 and 2007.  Net cash used in financing activities relating to discontinued operations totaled $-0- and $146,000 for the nine months ended December 31, 2008 and 2007, respectively.

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

Commitments

Except as shown in the following table, as of December 31, 2008, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from shareholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of December 31, 2008 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	253,000
Accrued payroll	4,000
Other loans	4,000
Accrued interest	28,000

Total	$308,000

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules.

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

Date:           February 10, 2009

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:	/s/ Scott Allen
Name: Scott Allen
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 10, 2009
Name: Steven Weldon		(Date)
Title: Chief Financial Officer and Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

*           Filed herewith.