Form 10-K
period 2009-03-31
Signature Exploration & Production Corp.
filed 2009-07-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number:  333-82580

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	59-3733133 (IRS Employer I.D. No.)

201 St Charles Avenue, Ste 2500
New Orleans, LA 70170
Phone: (504) 599-5929
Fax: (504) 524-7979
(Address and telephone number of
principal executive offices)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

$0.0001 Par Value Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed first quarter, based on the closing price on that date of $0.08 on the Over the Counter Bulletin Board, was approximately $44,300.

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

TABLE OF CONTENTS

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

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2009, we have not yet generated revenues or incurred expenses related to the energy operations.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol SXLP.

Our principal executive offices are located at 201 St. Charles Avenue, Ste 2500, New Orleans, Louisiana 70170. Our telephone number is (504) 599-5929.

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

Our search for oil and gas leases or interests in leases has been directed towards small and medium-sized oil and natural gas production companies and properties. For our initial acquisitions, we are seeking lower risk property interests. In building our portfolio of oil and gas interests, we intend to include non-operated interests in producing wells and exploration interests in a development stage oil and gas properties. As we continue to development our portfolio of interests, we will search for properties and interests that have the following qualities:

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

Government Regulation

Our operations will be subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production.

Our operations will be also subject to various conservation matters, including the regulation of the size of drilling and of spacing units or proration units, the number of wells which may be drilled in each unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

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

We have experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $1,826,000 as of March 31, 2009. In addition, we have consumed net cash used in operating activities of approximately $129,000 and $18,000 for the years ended March 31, 2009 and 2008, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2009. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Since we are in the early stage of development and have a limited operating history, it may be difficult for you to assess our business and future prospects.

We have no history of revenues from oil and natural gas operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. With this limited operating history our company must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our management may be unable to effectively integrate future acquisitions and to manage our growth and we may be unable to fully realize any anticipated benefits of these acquisitions.

Our future results will depend in part on our success in implementing our growth and acquisition strategy. Our ability to implement this strategy will be dependent on our ability to identify, consummate and successfully assimilate acquisitions on economically favorable terms. In addition, acquisitions involve a number of special risks that could adversely affect our operating results, including the diversion of management’s attention, failure to retain key acquired personnel, risks associated with unanticipated events or liabilities, legal, accounting and other expenses associated with acquisitions, some or all of which could increase our operating costs, reduce our revenues and cause a material adverse effect on our business, financial condition and results of operations. We have no preliminary agreements or understandings to acquire or be acquired by a company as of the date of this prospectus.

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

We may not be able to develop oil and gas reserves on an economically viable basis.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

We may issue equity securities in future acquisitions that could be dilutive to our stockholders. We also may incur additional debt in future acquisitions. Interest expense on debt incurred to fund our acquisitions may significantly reduce our profitability. While goodwill and other intangible assets with indefinite lives are not amortized to expense under generally accepted accounting principles, we would be required to review all of these assets at regular intervals for impairment and to charge an appropriate amount to expense when we identify impairment. If we identify impairment and are required to write-off a significant portion of our intangible assets at one time, then there could be a material adverse impact on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

Our executive offices are located at 201 St Charles Avenue, Ste 2500, New Orleans, LA 70170.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding or litigation.  In addition, none of our property is the subject of a pending legal proceeding.  We are not aware of any legal proceedings against the Company or our property contemplated by any governmental authority.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol "SXLP".

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

Fiscal Year 2009	High ($)	Low ($)
Fourth Quarter	$0.19	$0.05
Third Quarter	$0.19	$0.10
Second Quarter	$0.51	$0.19
First Quarter	$0.51	$0.12
Fiscal Year 2008
Fourth Quarter	$1.00	$0.15
Third Quarter	$2.00	$0.10
Second Quarter	$2.00	$1.05
First Quarter	$2.50	$0.75

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

Recent Sales of Unregistered Securities

On October 2, 2007, we sold in a private placement, a secured promissory note in the amount of $5,000 to a stockholder.  Interest accrued on the outstanding principal balance from October 2, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on December 31, 2007 and is currently in default.

On August 14, 2007, we sold in a private placement, a secured promissory note in the amount of $5,000 to a stockholder.  Interest accrued on the outstanding principal balance from August 14, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 12, 2007 and is currently in default.

On June 25, 2007, we sold in a private placement, a secured promissory note in the amount of $7,000 to a stockholder.  Interest accrued on the outstanding principal balance from June 25, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on September 23, 2007 and is currently in default.

On May 9, 2007, we sold in a private placement, a secured promissory note in the amount of $3,000 to a stockholder.  Interest accrued on the outstanding principal balance from May 9, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on August 7, 2007 and is currently in default.

On March 27, 2007, we sold in a private placement, a secured promissory note in the amount of $30,000 to a stockholder.  Interest accrued on the outstanding principal balance from March 27, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on June 25, 2007 and is currently in default.

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

On August 11, 2005, the Board of Directors adopted the 2005 Restricted Stock Plan (the “2005” Plan”) and it was approved on August 11, 2005 by a majority of our stockholders at the 2005 Annual Meeting. The terms of the 2005 Plan provide for grants of restricted stock awards.

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

ITEM 6.	SELECTED FINANCIAL DATA

N/A

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s financial statements, and notes thereto, included elsewhere herein.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2009, we have not yet generated revenues or incurred expenses related to the energy operations.

Plan of Operation

We intend to build our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operating and non-operated interest from producing oil wells with the potential of an oil and gas exploration project. We plan to purchase operating and non-operated interests, acquire a development stage exploration property and carry out an exploration program on the acquired property.

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

On February 3, 2009, we entered into a Letter of Intent to acquire a thirty percent interest in a lease located in the Southwest corner of Young County, Texas. The property is approximately 160 acres.  The lease and subject area has had five producing wells with two selling both oil and gas.  Also, on February 24, 2009, we entered into a Letter of Intent to review and analysis information concerning oil and gas leases in on 70 acres in Barber County, Kansas.  There are two wells currently located on the west side of prospect along with another well on the south west corner of the property producing oil and natural gas. Even though both of these Letters of Intents have expired, we are continuing to negotiate definitive agreements with both parties.

Cash Requirements

We estimate that we will require an additional $405,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $35,000 for professional fees and expense related to being a public company, $40,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $330,000 to repay $295,000 of notes payable and the related interest of approximately $35,000.

Based upon our cash position, we will need to raise additional capital prior to the end of the second quarter of 2009 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $405,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended March 31, 2009 and March 31, 2008.

FINANCIAL INFORMATION

	2009	2008
General and administrative	$117,000	$151,000
Other expense	23,000	30,000
Gain/(loss) from discontinued operations	-	85,000
Net loss	$(140,000)	$(96,000)

General and Administrative.  General and administrative expenses decreased by $33,000 in 2009.  This decrease can be attributed to the decrease in costs associated with professional and consulting fees of approximately $39,000 and an increase in costs associated with payroll expenses and investor relations of $6,000.  In May 2006, we entered into a one year agreement with Scott Allen, our Chief Executive Officer, to assist in business development and expansion.  Mr. Allen was compensated with 5,000,000 shares of restricted common stock valued at $350,000 which is being charged to general and administrative expenses ratably over the term of the agreement.  Approximately $0 and $39,000 has been included in consulting fees the years ended March 31, 2009 and 2008, respectively.

Other Expenses.  Other expenses decreased by $7,000 in 2009 due to an increase of $12,000 of interest expense on notes payable and a decrease of $19,000 relating to interest in the beneficial conversion feature of convertible debt recorded in 2008.

Gain/(loss) From Discontinued Operations.  We discontinued our diabetic treatment segment and our orthotics and prosthetics joint venture in 2008.  This resulted in a loss from discontinued operations of $16,000 for our diabetic treatment segment and $86,000 for our orthotics and prosthetics segment for 2007 and a gain of $-0- and $85,000 from our orthotics and prosthetics segment as of March 31, 2009 and 2008, respectively.

Net Loss.  Net loss decreased by $45,000 as a result of our lower professional and consulting fees and the gain of $85,000 related to discontinued operations of our diabetic treatment and orthotics and prosthetics segments.

Liquidity and Capital Resources

We had cash balances totaling approximately $4,000 as of March 31, 2009.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was no cash provided by investing activities for the years ended March 31, 2008 and 2009.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $132,500 and $102,500 for the years ended March 31, 2009 and 2008.  Net cash used in financing activities relating to discontinued operation totaled $0 for the year ended March 31, 2009 and net cash provided by discontinued operation of $157,300 as of March 31, 2008.

Variables and Trends

We have no operating history with respect to our acquisition and development of oil and gas properties. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

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

Commitments

Except as shown in the following table, as of March 31, 2009, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2009 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	291,000
Other loans	4,000
Accrued interest	35,000

Total	$349,000

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock-Based Compensation

Please see page F-6, Note 3 of the audited financial statements.

Recent Accounting Pronouncements

Please see page F-6, Note 3 of the audited financial statements.

ITEM 7A.	QUANTITIATIVE AND QUILITATIVE DISCLOSERS ABOUT MARKET RISK

N/A

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-6 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 1, 2007, we were notified by Tedder, James, Worden & Associates, P.A. in a letter dated October 31, 2007, that they had been recently acquired and therefore would be resigning as the independent registered auditor for the Company. Cross, Fernandez, Riley, LLP was appointed as the Company's new auditor on November 5, 2007. The audit reports of Tedder, James, Worden & Associates, P.A. on our consolidated financial statements as of and for the years ended March 31, 2007 and March 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles; however, the report contained a modification paragraph that expressed substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of March 31, 2009:

•	one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.

Management’s Remediation Initiatives

As a result of our findings, we have begun to remediate the deficiency.  In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
Identify and/or retain a second employee or member of management who is appropriately trained who will also have duel control with respect to the receipt of cash and the making of cash disbursements; and

2.	Establish formal general accounting policies and procedures.

Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2010.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 25, 2008, and the positions currently held by each are as follows:

Name	Age	Position
Scott Allen	41	Chief Executive Officer and Director
Steven Weldon	33	Chief Financial Officer and Director

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

Code of Ethics

We adopted the Signature Exploration and Production Corp. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Signature Exploration and Production Corp. 201 St Charles Avenue, Ste 2500, New Orleans, LA 70170. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2009, 2008 and 2007.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Scott Allen, CEO, Director, and President	2009	-	-	391	-	-	-		391
	2008	102,453	-	-	-	-	-	-	102,453
	2007	102,450	-	350,000	-	-	-	-	452,450

Steven Weldon, CFO and Director	2009	30,000	-	-	-	-	-	-	30,000
	2008	30,000	-	-	-	-	-	-	30,000
	2007	30,000	-	-	-	-	-	-	30,000

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

Under the 2005 Plan, the total number of shares of restricted common stock that may be subject to the granting of Awards during the term of the 2005 Plan shall be equal to 5,000,000 shares. Shares with respect to which awards previously granted that are forfeited, cancelled or terminated are returned to the plan and may be reissued. A grant of 4,000 shares was made to a director and 2,000 shares to an employee.  The director forfeited 1,400 shares on April 21, 2006 when he resigned and the employee forfeited 2,000 shares on May 31, 2006 when he was terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of July 3, 2009, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers and directors; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 897,142 shares of common stock outstanding as of July 9, 2009.  A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Jeff Jones	190,677	21.25%

Scott Allen	156,538	17.45%

Steven Weldon	86,968	9.69%

Darren Cassels	66,968	7.46%

B&R Holding Company, LLC	50,000	5.57%

All directors and officers (2 persons)	243,506	27.14%

(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 201 St Charles Avenue, Ste 2500, New Orleans, LA 70170.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 15, 2006 we entered into a joint venture agreement with Performance Medical Corporation which is owned by Scott Allen, our Chief Executive Officer and a Director.  The joint venture paid Scott Allen $1,000 per month for rent of facilities.  The joint venture was terminated on February 28, 2008.

During the year ended March 31, 2009 the Company entered into agreements with its CEO and a significant stockholder in which they agreed limit the transfer of their common stock holdings to 5 percent  or less for each calendar month for the next two years.  In exchange, the Company issued them 10,326 shares of restricted common stock .  The Company recognized compensation expense of $516 for the year ended March 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$66,093	$65,590
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$66,093	$65,590

All other Fees(4)	-0-	-0-

Total	$66,093	$65,590

(1)
Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the first quarter of 2008.  Audit fees billed to the Company by Cross, Fernandez and Riley, LLP for reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the second and third quarter of 2008.  Audit fees billed to the Company by Mark Bailey and Company, Ltd. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)
Audit-Related Fees – There were no other fees billed by Tedder, James, Worden & Associates, P.A., Cross, Fernandez and Riley, LLP or Mark Bailey and Company, Ltd, and during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

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

PART IV

ITEM 15.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Articles of Incorporation of Signature Exploration and Production Corp. (Previously filed on Form SB-2, filed with the Securities and Exchange Commission on February 12, 2002)
3.2	Bylaws of Signature Exploration and Production Corp. (Previously filed on Form SB-2, filed with the Securities and Exchange Commission on February 12, 2002)
10.1	Code of Ethics (Previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on June 22, 2004)
10.2
 Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan  (Previously filed on the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 5, 2005)

10.3	Joint Venture Agreement (Previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 16,2006)
10.4	2007 Amended Stock Option(5) (Previously filed on Form S-8 POS, filed with the Securities and Exchange Commission on February 8, 2008)
10.5	Letter of Intent Dated February 3, 2009*
10.6	Letter of Intent Dated February 24, 2009*
10.7	Gating Agreement – Scott Allen*
10.8	Gating Agreement – SEARA LLC*
10.9	Gating Agreement – B&R Holding Company, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Pre-Approval Policy(2)
__________
*Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 14, 2009
	By:	/S/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 14, 2009
	By:	/S/ Scott Allen
	Name:	Scott Allen
	Title:	Chief Executive Officer, President and Director

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer and Director

Table of Contents

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Signature Exploration and Production Corp.

We have audited the accompanying consolidated balance sheets of Signature Exploration and Production Corp. (an exploration stage company) as of March 31, 2009 and 2008, and the related consolidated  statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (March 1, 2008) to date. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signature Exploration and Production Corp.  as of March 31, 2009 and 2008, and the results of its consolidated operations and  cash flows for the years then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying consolidated financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of the exploration activities. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.

Reno, Nevada

 July 13, 2009

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Balance Sheets

	March 31,	March 31,
	2009	2008

Assets

Current assets:
Cash	$4,032	$766
Prepaid expenses and other current assets	675	-

Total assets	$4,707	$766

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$8,439	$20,455
Accrued expenses	56,550	33,642
Loans from stockholders	291,000	159,000
Other note payable	4,000	4,000

Total current liabilities	359,989	217,097

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 897,142 shares issued and outstanding	90	89
Additional paid-in capital	1,470,163	1,469,648
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(149,312)	(9,845)

Total capital deficiency	(355,282)	(216,331)

Total liabilities and capital deficiency	$4,707	$766

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations
For the years ended March 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to March 31, 2009

	2009	2008	Inception March 1, 2008 – March 31, 2009

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-

General and administrative expenses	116,620	150,519	124,637

Loss from continuing operations	(116,620)	(150,519)	(124,637)

Other expense
Interest expense	(22,847)	(29,558)	(24,675)

Net loss before discontinued operations	$(139,467)	$(180,077)	$(149,312)

Discontinued operations
Income/(loss) from discontinued operations, net of tax	-	103,054	-
Loss from disposal of discontinued operations, net of tax	-	(17,732)	-

Gain from discontinued operations	-	85,322	-

Net loss	$(139,467)	$(94,755)	$(149,312)

Weighted average common shares outstanding – basic and diluted	886,959	886,816	886,959

Net loss per share from continuing operations - basic and diluted	$(0.16)	$(0.20)	$(0.17)

Net gain per share from discontinued operations - basic and diluted	$-	$0.10	$-
Net loss per share - basic and diluted	$(0.16)	$(0.10)	$(0.17)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Statements of Stockholders’ Equity (Capital Deficiency)
For the years ended March 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to March 31, 2009

					Deficit	Deficit
				Deferred	accumulated	accumulated
			Additional	stock-based	Related to	during
	Common stock		paid-in	employee	abandoned	exploration
	Shares	Amount	capital	compensation	activities	stage	Total
Balance, March 31, 2007	886,793	$89	$1,411,594	$-	$(1,591,313)	$-		$(179,630)

Amortized stock compensation	-	-	39,554	-	-	-		39,554

Interest on beneficial conversion feature of note payable	-	-	18,500	-	-	-		18,500

Fractional shares from stock split, in February 2008	23	-	-	-	-	-		-

Net loss	-	-	-	-	(84,910)	(9,845)		(94,755)

Balance, March 31, 2008	886,816	$89	$1,469,648	$-	$(1,676,223)	(9,845)		$(216,331)

Issuance of stock as compensation, in March 2009	10,326	1	515	-	-	-		516

Net loss	-	-	-	-	-	(139,467)		(139,467)

Balance, March 31, 2009	897,142	$90	$1,470,163	$-	$(1,676,223)	$(149,312)	$	(355,282)

See accompanying notes to financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Cash Flows
For the years ended March 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to March 31, 2009

	2009	2008	Inception (March 1, 2008 – March 31, 2009

Cash flows from operating activities:
Net loss	$(139,467)	$(94,755)	$(149,312)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	516	-	516
Interest from beneficial conversion feature of notes payable	-	18,500	-
Amortization of deferred stock-based consulting fees	-	39,555	-
Gain on extinguishment of debt	-	(780)	-
Changes in operating assets and liabilities:
Other assets	(675)	-	(675)
Accounts payable	(12,014)	7,436	(9,091)
Accrued expenses	22,906	11,058	23,365

Net cash used in continuing operating activities	(128,734)	(18,986)	(135,197)
Net cash provided by discontinued operating activities	-	717	-
Net cash used in operating activities	(128,734)	(18,269)	(135,197)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	132,000	98,500	138,500
Proceeds from issuance of debt	-	4,000	-

Net cash provided by continuing financing activities	132,000	102,500	138,500
Net cash provided by (used in) discontinued financing activities	-	(157,298)	-
Net cash provided by (used in) financing activities	132,000	(54,798)	138,500

Net increase(decrease) in cash	3,266	(73,067)	3,303

Cash, beginning of year	$766	$73,833	$729

Cash, end of year	$4,032	$766	$4,032

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Issuance of restricted stock	$516	$-	$516

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature ”or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. The Company’s office is located in New Orleans, Louisiana The Company is an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  We have not yet generated revenues related to the energy operations as of March 31, 2009.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $1,826,000 at March 31, 2009 of which $149,312 has been accumulated during our current exploration activities.. In addition, the Company has consumed cash in its operating activities of approximately $129,000 and $19,000 for the years ended March 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently acquiring and developing crude oil and natural gas leases.   Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company. The Company is considered to be in the exploration stage, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 5,000,000 common stock equivalent shares outstanding as of March 31, 2009.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments.

The Company adopted SFAS No. 157, “Fair Value Measurements” on April 1, 2008, and prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS No. 157 effective at the beginning of fiscal year 2009. We do not expect that SFAS 157 will have a material impact on our results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement’s effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2010. Early adoption is not permitted. We do not expect that SFAS 141 (R) or SFAS 160 will have a material impact on our results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

As a result, the Company recorded a gain from discontinued operations of $-0- and $85,322 during the years ended March 31, 2009 and 2008, respectively.

NOTE 5 – DEFERRED INCOME TAXES

At March 31, 2009, the Company had net operating loss carryforwards for income tax purposes of approximately $1,778,000 available as offsets against future taxable income.  The net operating loss carryforwards are expected to expire at various times from 2022 through 2029.Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2009:

Deferred tax assets:	2009	2008
Net operating loss carryforward	$669,000	$617,000
Accrued expenses	-	-
Allowance for doubtful accounts	-	-
Stock based compensation	-	-
Total deferred tax assets	669,000	617,000

Less valuation allowance	(669,000)	(617,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the year ended March 31, 2009, the increase in the deferred tax asset valuation allowance amounted to approximately $52,000.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 5 – DEFERRED INCOME TAXES, CONTINUED

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2009	2008
Tax benefit computed at U.S. statutory rates	$(47,000)	$(32,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	-	11,000
Change in valuation allowance	52,000	24,000
State taxes	(5,000)	(3,000)
Total	$-	$-

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2009	2008
Lease settlement liability	$19,000	$19,000
Accrued interest	34,790	11,942
Accrued payroll taxes	2,760	-
Accrued compensation	-	2,700
Total	$56,550	$33,642

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 7 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at March 31, 2009 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

10/13/06	01/11/07	$6,000	$1 ,474
11/03/06	02/01/07	6,000	1,445
12/20/06	03/20/07	6,000	1,300
12/26/06	03/26/07	6,500	1,470
02/19/07	05/18/07	6,000	1,266
03/28/07	06/28/07	30,000	6,024
05/09/07	08/07/07	3,000	568
05/30/07	08/28/07	3,000	560
06/28/07	09/26/07	22,000	3,875
07/06/07	10/04/07	7,000	1,214
08/14/07	11/12/07	5,000	814
08/14/07	11/12/07	5,000	814
10/02/07	12/31/07	7,500	1057
10/02/07	12/31/07	5,000	704
11/02/07	03/14/08	22,500	2,903
12/26/07	03/25/08	4,000	523
02/03/08	05/30/08	8,000	926
03/10/08	06/08/08	6,500	741
04/24/08	07/23/08	13,500	1,260
06/12/08	09/10/08	13,000	1,040
07/28/08	10/26/08	40,000	2,699
09/05/08	12/04/08	11,000	627
10/31/08	01/29/09	16,000	667
01/13/09	04/13/09	10,000	215
02/06/09	05/07/09	9,500	142
03/31/09	06/29/09	19,000	-

	Total	$291,000	$34,328

The loans from stockholders totaling $241,000 are collateralized by 24,100,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of March 31, 2009, accrued interest payable of $34,328 is included in accrued expenses in the accompanying balance sheet.  The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

Loans from stockholders totaling $50,000 are convertible into restricted shares of common stock of the Company and contain a beneficial conversion feature.  The Company recognized $-0- and $18,500 of interest expense as a result of this conversion feature as of March 31, 2009 and 2008, respectively.

The Company is currently in default on all of these loans.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these loans.  As of March 31, 2009, no stockholders have made demands for payment of these loans.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 8 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

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

The 2007 Amended Stock Option Plan was adopted by the Board of Directors on February 6, 2008. Under this plan, a maximum of 8,000,000 shares of our common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.  There were no stock options granted under this plan in the year ended March 31, 2008 and 2009.

Convertible Notes

On October 2, 2007, we sold in a private placement, a secured promissory note in the amount of $5,000 to a stockholder.  Interest accrued on the outstanding principal balance from October 2, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on December 31, 2007 and is currently in default.

On August 14, 2007, we sold in a private placement, a secured promissory note in the amount of $5,000 to a stockholder.  Interest accrued on the outstanding principal balance from August 14, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 12, 2007 and is currently in default.

On June 25, 2007, we sold in a private placement, a secured promissory note in the amount of $7,000 to a stockholder.  Interest accrued on the outstanding principal balance from June 25, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on September 23, 2007 and is currently in default.

On May 9, 2007, we sold in a private placement, a secured promissory note in the amount of $3,000 to a stockholder.  Interest accrued on the outstanding principal balance from May 9, 2007 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by this note into our common stock at a strike price equal to a $0.01. This note was due on August 7, 2007 and is currently in default.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2009 the Company entered into agreements with its CEO and a significant stockholder in which they agreed to limit the transfer of their common stock holdings to 5 percent  or less for each calendar month for the next two years.  In exchange, the Company issued them 10,326 shares of restricted common stock .  The Company recognized compensation expense of $516 for the year ended March 31, 2009.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 10 – SUBSEQUENT EVENT

Loans From Stockholders. On May 6, 2009, the Company entered into loan agreements with stockholders for $18,000. The loans from stockholders are secured by 1,800,000 shares of the Company’s common stock and bear interest at 10 percent per annum. The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

On July 3, 2009, the Company entered into loan agreements with stockholders for $6,000. The loans from stockholders are secured by 600,000 shares of the Company’s common stock and bear interest at 10 percent per annum. The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.