Form 10-Q
period 2009-06-30
Signature Exploration & Production Corp.
filed 2009-08-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Non-accelerated filer ☐        Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009
Common stock, .0001 par value	897,142

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,
	2009 (unaudited)	March 31, 2009

Assets

Current assets:
Cash	$695	$4,032
Prepaid expenses and other current assets	450	675

Total assets	$1,145	$4,707

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$5,607	$8,439
Accrued interest	41,874	16,232
Other accrued expenses	26,071	40,318
Loans from stockholders	309,000	291,000
Other note payable	4,000	4,000

Total current liabilities	386,552	359,989

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 897,142 shares issued and outstanding	90	90
Additional paid-in capital	1,470,163	1,470,163
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(179,437)	(149,312)

Total capital deficiency	(385,407)	(355,282)

Total liabilities and capital deficiency	$1,145	$4,707

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Operations (unaudited)
For the three months ended June 30, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to June 30, 2009

	2009	2008	Inception March 1, 2008 – June 30, 2009

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-

General and administrative expenses	22,479	49,201	147,116

Loss from continuing operations	(22,479)	(49,201)	(147,116)

Other expense

Interest expense	(7,646)	(4,450)	(32,321)

Net loss	$(30,125)	$(53,651)	$(179,437)

Weighted average common shares outstanding – basic and diluted	897,142	886,816	888,996

Net loss per share - basic and diluted	$(0.03)	$(0.06)	$(0.20)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Cash Flows
For the three months ended June 30, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to June 30, 2009

	2009	2008	Inception (March 1, 2008 – June 30, 2009

Cash flows from operating activities:
Net loss	$(30,125)	$(53,651)	$(179,437)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock compensation	-	-	516

Changes in operating assets and liabilities:
Other assets	-	-	(450)
Accounts payable	(2,832)	(6,875)	(11,924)
Accrued expenses	11,620	34,441	34,761

Net cash used in operating activities	(21,337)	(26,085)	(156,534)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	18,000	26,500	156,500

Net cash provided by financing activities	18,000	26,500	156,500

Net increase(decrease) in cash	(3,337)	415	(34)

Cash, beginning of year	$4,032	$766	$729

Cash, end of year	$695	$1,181	$695

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2009

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2009, contained in the Company’s March 31, 2009 Annual Report on Form 10-K.

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $1,855,000 as of June 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with Statements of Financial Accounting Standards 7, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2008. The Company’s office is located in Orlando, Florida.

Principles of Consolidation. The Company’s condensed consolidated financial statements for the three  months ended June 30, 2009 and 2008, include the accounts of its wholly owned subsidiary A&Z Golf Corp., a Delaware corporation. All intercompany balances and transactions have been eliminated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
June 30, 2009

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

Income Taxes.  The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Deferred tax items are reflected at the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.    Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets. The Company’s financial position, results of operations or cash flows were not impacted by the adoption of FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions.”

Loss per Share. The Company utilizes Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Statement No. 128 requires the presentation of basic and diluted loss per share on the face of the statement of operations.

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 5,000,000 common stock equivalent shares outstanding as of June 30, 2009.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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
June 30, 2009

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

NOTE 4 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at March 31, 2009 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

Balance at April 1, 2008		$159,000	$31,654

04/24/08	07/23/08	13,500	1,598
06/12/08	09/10/08	13,000	1,365
07/28/08	10/26/08	40,000	3,699
09/05/08	12/04/08	11,000	901
10/31/08	01/29/09	16,000	1,067
01/13/09	04/13/09	10,000	465
02/06/09	05/07/09	9,500	379
03/31/09	06/29/09	19,000	475
05/06/09	08/04/09	18,000	271

Total		$309,000	$41,874

The loans from stockholders totaling $259,000 are collateralized by 25,900,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of June 30, 2009, accrued interest payable of $41,874 is included in accrued expenses in the accompanying balance sheet.  The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2009

NOTE 4 – LOANS FROM STOCKHOLDERS, CONTINUED

Loans from stockholders totaling $50,000 are convertible into restricted shares of common stock of the Company and contain a beneficial conversion feature.

The Company is currently in default on all of these loans.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these loans.  As of June 30, 2009, no stockholders have made demands for payment of these loans.

NOTE 5 – RELATED PARTY TRANSACTIONS

In February 2009 the Company entered into agreements with its CEO and a significant stockholder in which they agreed to limit the transfer of their common stock holdings to 5 percent or less for each calendar month for the next two years.  In exchange, the Company issued them 10,326 shares of restricted common stock.  The Company recognized compensation expense of $516 for the year ended March 31, 2009.

NOTE 6 – SUBSEQUENT EVENT

Option Agreement.  On August 3, 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  The Company issued 25,000 shares of restricted common stock upon execution of this agreement and an additional 75,000 shares of restricted common stock will be issued upon acceptance of a Definitive Participation Agreement.

Loans From Stockholders. On July 3, 2009, the Company entered into loan agreements with stockholders for $6,000. The loans from stockholders are secured by 600,000 shares of the Company’s common stock and bear interest at 10 percent per annum. The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of June 30, 2009, we have not yet generated revenues or incurred expenses related to the energy operations.

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

Medicine River Ranch – Barber County, Kansas

In August 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  There are currently three wells on properties adjacent to this lease that is producing oil and natural gas.  We are currently evaluating and obtaining cost estimates to perform 3-D seismic on this lease.

Cash Requirements

We estimate that we will require an additional $405,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $35,000 for professional fees and expense related to being a public company, $40,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $330,000 to repay $295,000 of notes payable and the related interest of approximately $41,000. We are also evaluating additional leases and working interest that will require additional capital once the costs associated with these activities are determined.

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

Results of Operations

Comparison of the three months ended June 30, 2009 and June 30, 2008.

FINANCIAL INFORMATION

	2009	2008
General and administrative	$22,000	$49,000
Other expense	8,000	4,000
Net loss	$(30,000)	$(53,000)

General and Administrative.  General and administrative expenses decreased by $27,000 in 2009.  This decrease can be attributed to the decrease in costs associated with professional fees.

Other Expenses.  Other expenses increased by $4,000 in 2009 due to an increase of interest expense on notes payable.

 Liquidity and Capital Resources
We had cash balances totaling approximately $700 as of June 30, 2009.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was no cash provided by investing activities for the years ended June 30, 2009 and 2008.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $18,000 and $26,500 for the three months ended June 30, 2009 and 2008.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available to us. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We have not entered into any transactions to date that require significant judgment or assumption development.

Commitments

Except as shown in the following table, as of June 30, 2009, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of June 30, 2009 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	309,000
Other loans	4,000
Accrued interest	35,000

Total	$367,000

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

Agreement

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on all stockholder’s loans totaling $309,000 and accrued interest of approximately $42,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of June 30, 2009, no stockholders have made demands for payment of these loans.

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

Date:  August 14, 2009

SIGNATURE EXPLORATION AND PRODUCTION
CORP.

By:	/s/ Scott Allen
Name: Scott Allen
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	August 14, 2009
Name: Steven Weldon		(Date)
Title: Chief Financial Officer and Director