Form 10-Q
period 2009-09-30
Signature Exploration & Production Corp.
filed 2009-11-20
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

  Commission file number:  333-82580

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

3200 Southwest Freeway, Ste 3300
Houston, Texas 77027
Phone: (888) 895-3594
Fax: (888) 800-5918
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
                                ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ ;    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009
Common stock, .0001 par value	4,522,142

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(unaudited)
Assets

Current assets:
Cash	$84	$4,032
Prepaid expenses and other current assets	450	675

Total current assets	534	4,707

Property and equipment:
Oil and gas properties, unproven	101,000	-

Total assets	$101,534	$4,707

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$19,133	$8,439
Accrued interest	51,566	16,232
Other accrued expenses	23,265	40,318
Convertible notes	296,550	252,500
Loans from stockholders	78,500	38,500
Other note payable	4,000	4,000
Total current liabilities	473,014	359,989

Commitments and contingencies (Note 9)	-	-

Capital deficiency:

Common stock, $0.0001 par value, 250,000,000 shares authorized 4,522,142 and 897,142 shares issued and outstanding	453	90
Additional paid-in capital	3,655,402	1,672,663
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(2,351,112)	(351,812)

Total capital deficiency	(371,480)	(355,282)

Total liabilities and capital deficiency	$101,534	$4,707

See accompanying notes to the unaudited consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Operations (unaudited)
For the three and six months ended September 30, 2009 and 2008, and the Period from March 1, 2008 (Inception) to September 30, 2009

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Inception March 1, 2008 – September 30,
	2009	2008	2009	2008	2009

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Stock compensation expense	1,887,100	-	1,887,100	-	1,887,616
General and administrative expenses	28,893	19,144	51,373	68,345	175,493

Loss from continuing operations	(1,915,993)	(19,144)	(1,938,473)	(68,345)	(2,063,109)

Other expense

Interest expense	(53,182)	(5,348)	(60,827)	(9,798)	(288,003)

Net loss	$(1,969,175)	$(24,492)	(1,999,300)	$(78,143)	$(2,351,112)

Weighted average common shares outstanding – basic and diluted	1,013,467	886,816	955,305	886,816	909,741

Net loss per share - basic and diluted	$(1.94)	$(0.03)	$(2.09)	$(0.09)	$(2.58)

See accompanying notes to the unaudited financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Cash Flows
For the six months ended September 30, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to September 30, 2009

	2009	2008	Inception (March 1, 2008 – September 30, 2009

Cash flows from operating activities:
Net loss	$(1,999,300)	$(78,143)	$(2,351,112)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,887,100	-	1,887,616
Non-cash interest from beneficial conversion feature of notes payable	44,050	-	246,550

Changes in operating assets and liabilities:
Other assets	225	-	(450)
Accounts payable	10,695	(8,935)	1,605
Accrued interest	16,778	9,799	41,453
Other accrued expenses	1,504	(9)	193

Net cash used in operating activities	(38,948)	(77,288)	(174,145)

Cash flows from investing activities:
Investment in oil and gas properties	(5,000)	-	(5,000)

Net cash used for investing activities	(5,000)	-	(5,000)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	40,000	77,500	178,500

Net cash provided by financing activities	40,000	77,500	178,500

Net increase (decrease) in cash	(3,948)	212	(645)

Cash, beginning of period	$4,032	$766	$729

Cash, end of period	$84	$978	$84

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$96,000	$-	$96,000

See accompanying notes to the unaudited financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed consolidated financial statements should be read in conjunction with the  consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2009, contained in the Company’s March 31, 2009 Annual Report on Form 10-K.

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $4,028,000 as of September 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. We have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of September 30, 2009. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company. The Company is considered to be in the exploration stage.

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Deferred tax items are reflected at the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.    Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 34,850,000 common stock equivalent shares outstanding as of September 30, 2009.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Oil and gas properties.  In July 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. This change did not affect our financial statements as we did not have any activity until the second quarter. Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well’s ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments. The Company prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 4 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at September 30, 2009 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

01/13/09	0413/09	10,000	715
02/06/09	05/07/09	9,500	616
03/31/09	06/29/09	19,000	950
05/06/09	08/04/09	18,000	720
07/03/09	10/01/09	6,000	145
08/17/09	11/15/09	16,000	190

Total		$78,500	$3,336

The loans from stockholders totaling $78,500 are collateralized by 7,850,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of September 30, 2009, accrued interest payable of $3,336 is included in accrued interest in the accompanying balance sheet.  The loans from stockholders and related accrued interest were due no later than ninety days from the date of the loan.

The Company is currently in default on all of these loans.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these loans.  As of September 30, 2009, no stockholders have made demands for payment of these loans.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE 5 – CONVERTIBLE NOTES

On August 27, 2009, we sold in a private placement, a promissory note in the amount of $60,000 to an investor in exchange for a participation agreement in an oil and gas prospect.  Interest has accrued on the outstanding principal balance from August 27, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note is due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $25,250 and $-0- of interest expense as a result of this conversion feature as September 30, 2009 and 2008, respectively.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to an investor in exchange for a land lease agreement.  Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note is due on November 20, 2009.  The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.   The company recognized $9,400 and $-0- of interest expense as a result of this conversion feature as of September 30, 2009 and 2008, respectively.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to a stockholder in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note is due on November 20, 2009.   The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $9,400 and $-0- of interest expense as a result of this conversion feature as of September 30, 2009 and 2008, respectively.

On March 4, 2009, we modified promissory notes in the amount of $202,500 to which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

During 2007, we sold in private placements promissory notes totaling $50,000 to a stockholder.  Interest accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default.

NOTE 6 – CAPITAL DEFICIENCY

Option Agreement.  On August 3, 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  The Company issued 25,000 shares of restricted common stock upon execution of this agreement and an additional 75,000 shares of restricted common stock will be issued upon acceptance of a Definitive Participation Agreement.  An expense of $2,500 was recognized for the three and six months ended September 30, 2009.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE 6 – CAPITAL DEFICIENCY, CONTINIUED

Employment Agreement. On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Financial Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable. An expense of $900,000 was recognized for the three and six months ended September 30, 2009.

The shares issued pursuant to this Agreement are subject to certain terms and conditions. The shares are represented by 36 certificates of 100,000 shares each.  All Certificates not delivered to the Executive are being held by the Company.  One certificate representing 100,000 shares will be delivered to the Executive on the 30th of each month beginning October 30, 2009.  In the event the Mr. Weldon’s employment pursuant to this agreement is terminated for any reason, the shares represented by certificates still held by the Company will be contributed back to the Company for cancellation.

NOTE 7 – STOCK OPTION PLAN

On February 6, 2008, the Board of Directors adopted the Signature Exploration and Production Corp. 2007 Amended Stock Option Plan (“2007 Plan”).  Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants.

 On August 20, 2009, the Company issued 4,000,000 options to a consultant valued at $984,600 under the 2007 Plan. The option’s exercise price is equal to fifty percent (50%) of the average closing bid price for the three day period prior to notice of exercise. The consultant will only be allowed to purchase shares upon the exercise of the option or portion thereof to the extent that, at the time of the purchase, the purchase will not result in the consultant beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.
These options are fully vested and represent the only options outstanding as of September 30, 2009.

We used the Black-Scholes option pricing model to determine the fair value of the option grant. We valued the stock grant based on the following assumptions:

Dividend Yield (per share)	0.0%

Volatility (%)	458.1%

Risk-free Interest Rate (%)	.42%

Expected Life	1 Year

NOTE 8 – COMMITMENTS AND CONTENGENCIES

Participation Agreement.  On September 15, 2009, the Company signed a Participation Agreement for a 15% working interest in the drilling of a well.  Once 100% of the working interests are sold, the Company must pay acquisition cost of approximately $13,800.

Land Lease. On August 20, 2009, the Company purchased a land lease located in Catron County, New Mexico for $36,000.  The lease term is for ten years with an annual lease payment due on the first of November 2009 for $1,921.50.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE 9 – SUBSEQUENT EVENTS

Convertible Note Agreements. On October 13, 2009, the Company entered into two Convertible Note Agreements for $22,000 and $15,000. The notes will accrue interest at the rate of 10% per annum and are due on October 13, 2010.  The note holders may convert any portion of the notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.01.

Note Conversion.  On October 27, 2009, the Company partially converted a note dated October 10, 2006 into 325,000 shares of the Company’s common stock.  A balance of $2,750 remains on this note.

Employment Agreement. On October 8, 2009, the Company entered into an Employment Agreement with Jordan Estra, our Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to the Mr. Estra 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable.

The shares issued pursuant to this Agreement are subject to the following terms and conditions. The shares are represented by 36 certificates of 100,000 shares each.  All Certificates not delivered to the Executive are being held by the Company.  One certificate representing 100,000 shares will be delivered to the Executive on the 30th of each month beginning October 30, 2009.  In the event the Mr. Estra’s employment pursuant to this agreement is terminated for any reason, the shares represented by certificates still held by the Company will be contributed back to the Company for cancellation.

Convertible note agreement. On October 20, 2009 the company entered into an agreement with a shareholder to modify  shareholder loans totaling $78,500 to convertible debt upon the default of any particular note.  At the request of the shareholder and without further operation of law or contract, the Note or any portion thereof together with any interest that has accrued thereon is convertible into common shares of the Company at the rate of $0.01 per share may be converted into the Company’s common stock.  The convertibility of notes and interest is limited, however, by the restriction that no Notes and/or interest are convertible at a particular time if such conversion or the right to convert would operate to make the shareholder  beneficial owner of more than 9.9% of the issued and outstanding common shares of the Company.

We evaluated subsequent events through November 20, 2009, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to November 20, 2009, that would have a material impact on our financial statements.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the exploration, development, exploitation and acquisition of on-shore oil and natural gas properties in conventional producing areas with a focus along the gulf coast of Texas.  As of September 30, 2009, we have not yet generated revenues and $2,500 of  expenses related to the energy operations.

Plan of Operation

Our strategy is to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We are building our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operating and non-operated interests from producing oil wells with the potential of an oil and gas exploration project. We are purchasing operating and non-operated interests, acquiring development stage exploration property and carrying out an exploration program on the acquired property.

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

Unproven Properties

Koliba Prospect – Bloomington TX

In September 2009, we committed to acquiring a 15% working interest of this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. The prospect which is both a structural and strategraphic trap that includes a four way closure. This well is considered a low risk/high reward prospect due to its proximity to the previous producing well and the potential for multiple pay sand discoveries in the prolific Frio interval.

Catron Prospect – Carton County, NM

We have acquired a lease of 1,320 acres in Catron County, New Mexico.  The lease term is for ten years.   We are evaluating options for the use of this land.
Kenedy Prospect – Kenedy County, TX

In August 2009, we acquired a 10% working interest with an option to acquire 10% on additional wells on a 980 acre prospect located in Kenedy County, Texas. A 3-D seismic has been performed on this property and reviewed by a geophysicist who has advised us of two potential targets for drilling.

Nettie Rhodes Prospect – Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease.  The Nettie Rhoades Lease is located in the southwest corner of Young County, Texas.  It is approximately six miles north east of the town of Woodson, Texas and consists of approximately 160 acres.  The land is on the west flank of the Bend Arch located in central Texas.  There are currently five wells on properties adjacent to this lease that are producing oil and natural gas.  We are currently evaluating and obtaining cost estimates to perform a3-D seismic on this lease.

Medicine River Ranch – Barber County, Kansas

In August 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  There are currently three wells on properties adjacent to this lease that is producing oil and natural gas.  We are currently evaluating and obtaining cost estimates to perform a 3-D seismic on this lease.

Cash Requirements

We estimate that we will require an additional $644,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $35,000 for professional fees and expenseS related to being a public company, $40,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $483,000 to repay $431,000 of notes payable and the related interest of approximately $52,000. In addition we will need approximate $67,000 for current commitments on the Koliba Prospect.  We are also evaluating additional leases and working interest that will require additional capital once the costs associated with these activities are determined.

Based upon our cash position, we will need to raise additional capital prior to the end of the third quarter of 2009 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $644,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and six months ended September 30, 2009 and September 30, 2008.

FINANCIAL INFORMATION
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
Stock compensation	$1,887,000	$-	$1,887,000	$-
General and administrative	29,000	19,000	51,000	68,000
Other expense	53,000	5,000	61,000	10,000
Net income/( loss)	$(1,969,000)	$(24,000)	$(1,999,000)	$(78,000)

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008

Stock Compensation.  Stock compensation expenses increased by approximately $1,887,000 in 2009.  This increase can be attributed to professional fees of $985,000, employee compensation of $900,000 and $2,500 for an option to participate in an oil and gas lease.

General and Administrative.  General and administrative expenses increased by $10,000 in 2009.  This increase can be attributed to an increase in travel and professional fees.

Other Expenses.  Other expenses increased by $48,000 in 2009 due to an increase of interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during the three months ended September 30, 2009.

Comparison of the Six Months Ended September 30, 2009 and September 30, 2008

Stock Compensation.  Stock compensation expenses increased by approximately $1,887,000 in 2009.  This increase can be attributed to professional fees of $985,000, employee compensation of $900,000 and $2,500 for an option to participate in an oil and gas lease.

General and Administrative.  General and administrative expenses decreased by $17,000 in 2009.  This increase can be attributed to an increase in travel and professional.

Other Expenses.  Other expenses increased by $51,000 in 2009 due to an increase of interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during the six months ended September 30, 2009.

Liquidity and Capital Resources

We had cash balances totaling approximately $85 as of September 30, 2009.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $5,000 and $-0- of cash used in investing activities for the purchase of oil and gas leases for the periods ended September 30, 2009 and 2008.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $40,000 and $77,300 for the six months ended September 30, 2009 and 2008.

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

Successful Efforts Method. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities.  These two methods are generally known in our industry as the full cost method and the successful efforts method.  Both methods are widely used.  The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year.  We have chosen the successful efforts method of accounting for our oil and gas producing activities.

Share Based Payments.  We estimate the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period.

Income taxes.  We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with SFAS No. 109.  This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared, therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks.  Adjustments related to differences between the estimates we used and actual amounts we report are recorded in the periods in which we file our income tax returns.  These adjustments and changes in our estimates of asset recovery and liability settlement could have an impact on our results of operations.

Commitments

Except as shown in the following table, as of September 30, 2009, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Over the next twelve month the following contractual obligations as of September 30, 2009 are due:

Lease settlement liability	$19,000
Loans from stockholders	296,500
Convertible notes	78,500
Other loans	4,000
Accrued payroll and related taxes	4,000
Accrued interest	52,000

Total	$510,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employment Agreement

On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Financial Officer.  As compensation for entering into this Agreement, the Company granted and issued to the Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable.

The shares issued pursuant to this Agreement are subject to the following terms and conditions. The shares are represented by 36 certificates of 100,000 shares each.  All Certificates not delivered to the Executive are being held by the Company.  One certificate representing 100,000 shares will be delivered to the Executive on the 30th of each month beginning October 30, 2009.  In the event that Mr. Weldon’s employment pursuant to this agreement is terminated for any reason, the shares represented by certificates still held by the Company will be contributed back to the Company for cancellation.

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

Convertible Notes

On August 27, 2009, we sold in a private placement, a promissory note in the amount of $60,000 to an investor in exchange for a participation agreement in an oil and gas prospect.  Interest has accrued on the outstanding principal balance from August 27, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note is due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $25,250 and $-0- of interest expense as a result of this conversion feature as September 30, 2009 and 2008, respectively.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to an investor in exchange for a land lease agreement.  Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note is due on November 20, 2009.  The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.   The company recognized $9,400 and $-0- of interest expense as a result of this conversion feature as of September 30, 2009 and 2008, respectively.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to a stockholder in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder had the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note is due on November 20, 2009. ..  The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $9,400 and $-0- of interest expense as a result of this conversion feature as of September 30, 2009 and 2008, respectively.

On March 4, 2009, we modified promissory notes in the amount of $202,500 to which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

During 2007, we sold in private placements promissory notes totaling $50,000 to a stockholder.  Interest accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default.

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on  loans totaling $331,000 and accrued interest of approximately $50,000.  The note holder can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of September 30, 2009, no stockholders have made demands for payment of these loans.

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

Date:    November 20, 2009

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:	/s/ Jordan Estra
Name: Jordan Estra
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	November 20, 2009
Name: Steven Weldon		(Date)
Title: Chief Financial Officer and Director