Form 10-K/A
period 2009-03-31
Signature Exploration & Production Corp.
filed 2009-12-02
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-K/A
__________________________

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
___________________________

3200 Southwest Freeway, Ste 3300
Houston, Texas 77027
Phone: (888) 895-3594
Fax: (888) 800-5918
 (Address and telephone number of
principal executive offices)
___________________________

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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

Signature Exploration and Production Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission on July 14, 2009 (the “Original March 2009 Form 10-K”), primarily to correct an error in recording a loss related to a substantial modification of certain shareholder loans and to correct the resulting effects upon additional paid in capital and accumulated deficit.

Actual Changes in the Original March 2009 Form 10-K. The actual changes in the Original March 2009 Form 10-K included in this Amendment No. 1 are amendments to Part II that include: (a) amended and restated Consolidated Balance Sheet as of March 31, 2009, (b) amended and restated Consolidated Statement of Operations for the year ended March 31, 2009, (c) amended and restated Consolidated Statement of Stockholders’ Equity for the year ended March 31, 2009, (d) amended and restated Consolidated Statement of Cash Flows for the year ended March 31, 2009, and (e) an amended Note 5,7, 9, and 8 with the addition of Note 12.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-K document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original March 2009 10-K) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional amended filings of the Company for relevant subsequent events.

ii

SIGNATURE EXPLORATION AND PRODUCTION CORP.
FORM 10-K/A

TABLE OF CONTENTS

iii

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

●	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
●	uncertainties about the estimates of reserves;
●	our ability to increase our production and oil and natural gas income through exploration and development;
●	the number of well locations to be drilled and the time frame within which they will be drilled;
●	the timing and extent of changes in commodity prices for natural gas and crude oil;
●	domestic demand for oil and natural gas;
●	drilling and operating risks;
●	the availability of equipment, such as drilling rigs and transportation pipelines;
●	changes in our drilling plans and related budgets;
●	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
●	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Our Business”.

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

We have experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $2,029,000 as of March 31, 2009. In addition, we have consumed net cash used in operating activities of approximately $129,000 and $18,000 for the years ended March 31, 2009 and 2008, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

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

Our executive offices are located at 3200 Southwest Freeway, Ste 3300, Houston, Texas 77027.

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

Recent Sales of Unregistered Securities
On March 4, 2009, we modified promissory notes in the amount of $202,500  which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss of $202,500 and $-0- as a result of this modification as of March 31, 2009 and 2008, respectively.

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

Results of Operations

Comparison of the fiscal year ended March 31, 2009 and March 31, 2008.

FINANCIAL INFORMATION

	2009	2008
General and administrative	$117,000	$151,000
Other expense	226,000	30,000
Gain/(loss) from discontinued operations	-	85,000
Net loss	$(343,000)	$(96,000)

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

Other Expenses.  Other expenses increased by $196,000 in 2009 due to an increase of $12,000 of interest expense on notes payable, and increase of $203,000 from a loss on a loan modification, and a decrease of $19,000 relating to interest in the beneficial conversion feature of convertible debt recorded in 2009.

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

 Net Loss.  Net loss increased by $247,000 primarily as a result of the loss on the loan modification of $203,000, offsetting this was lower professional and consulting fees, and a gain of $85,000 related to discontinued operations of our diabetic treatment and orthotics and prosthetics segments.
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

Future payments due on our contractual obligations as of March 31, 2009 are as follows:

Lease settlement liability	$19,000
Loans from stockholders	38,500
Convertible notes	252,500
Other loans	4,000
Accrued interest	35,000

Total	$349,000

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

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of March 31, 2009:

•	one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements.
•	material misstatement in the recording of a loss as a result of a loan modification.

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

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Jeff Jones	190,677	21.25%
Scott Allen	156,538	17.45%
Steven Weldon	86,968	9.69%
Darren Cassels	66,968	7.46%
B&R Holdings Company, LLC	50,000	5.57%
All directors and officers (2 persons)	293,506	27.14%
___________
(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 201 St Charles Avenue, Ste 2500, New Orleans, LA 70170.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: December 2, 2009
	By:	/S/ Jordan Estra
	Name:	Jordan Estra
	Title:	Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: December 2, 2009

	By:	/S/ Jordan Estra
	Name:	Jordan Estra
	Title:	Chief Executive Officer

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer and Director

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

As discussed in Note 12, the Company restated its March 31, 2009 consolidated financial statements to correct an error.

Mark Bailey & Company, Ltd.

Reno, Nevada

July 13, 2009, except for notes 5,7,8, and 12, as to which the date is December 2, 2009.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Balance Sheets

	March 31,	March 31,
	2009 (as restated)	2008
Assets

Current assets:
Cash	$4,032	$766
Prepaid expenses and other current assets	675	-

Total assets	$4,707	$766

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$8,439	$20,455
Accrued expenses	56,550	33,642
Convertible notes	252,500	50,000
Loans from stockholders	38,500	109,000
Other note payable	4,000	4,000

Commitments and contingencies	-	-

Total current liabilities	359,989	217,097

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 897,142 shares issued and outstanding	90	89
Additional paid-in capital	1,672,663	1,469,648
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(351,812)	(9,845)

Total capital deficiency	(355,282)	(216,331)

Total liabilities and capital deficiency	$4,707	$766

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations
For the years ended March 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to March 31, 2009

	2009 (as restated)	2008	Inception March 1, 2008 – March 31, 2009 (as restated)

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-

General and administrative expenses	116,620	150,519	124,637

Loss from continuing operations	(116,620)	(150,519)	(124,637)

Other expense
Loss on loan modification	(202,500)	-	(202,500)
Interest expense	(22,847)	(29,558)	(24,675)

Net loss before discontinued operations	$(341,967)	$(180,077)	$(351,812)

Discontinued operations
Income/(loss) from discontinued operations, net of tax	-	103,054	-
Loss from disposal of discontinued operations, net of tax	-	(17,732)	-

Gain from discontinued operations	-	85,322	-

Net loss	$(341,967)	$(94,755)	$(351,812)

Weighted average common shares outstanding – basic and diluted	886,959	886,816	886,959

Net loss per share from continuing operations - basic and diluted	$(0.39)	$(0.20)	$(0.40)

Net gain per share from discontinued operations - basic and diluted	$-	$0.10	$-
Net loss per share - basic and diluted	$(0.39)	$(0.10)	$(0.40)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Statements of Stockholders’ Equity (Capital Deficiency)
For the years ended March 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to March 31, 2009

					Deficit	Deficit
				Deferred	accumulated	accumulated
			Additional	stock-based	Related to	during
	Common stock		paid-in	employee	abandoned	exploration
	Shares	Amount	capital	compensation	activities	stage	Total
Balance, March 31, 2007	886,793	$89	$1,411,594	$-	$(1,591,313)	$-		$(179,630)

Amortized stock compensation	-	-	39,554	-	-	-		39,554

Interest on beneficial conversion feature of note payable	-	-	18,500	-	-	-		18,500

Fractional shares from stock split, in February 2008	23	-	-	-	-	-		-

Net loss	-	-	-	-	(84,910)	(9,845)		(94,755)

Balance, March 31, 2008	886,816	$89	$1,469,648	$-	$(1,676,223)	(9,845)		$(216,331)

Issuance of stock as compensation, in March 2009	10,326	1	515	-	-	-		516

Loss on loan modification (as restated)	-	-	202,500	-	-	-		202,500

Net loss (as restated)	-	-	-	-	-	(341,967)		(341,967)

Balance, March 31, 2009 (as restated)	897,142	$90	$1,672,663	$-	$(1,676,223)	$(351,812)	$	(355,282)

See accompanying notes to financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Cash Flows
For the years ended March 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to March 31, 2009

	2009 (as restated)	2008	Inception (March 1, 2008 – March 31, 2009) (as restated)

Cash flows from operating activities:
Net loss	$(341,967)	$(94,755)	$(351,812)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	516	-	516
Loss on loan modification	202,500	-	202,000
Interest from beneficial conversion feature of notes payable	-	18,500	-
Amortization of deferred stock-based consulting fees	-	39,555	-
Gain on extinguishment of debt	-	(780)	-
Changes in operating assets and liabilities:
Other assets	(675)	-	(675)
Accounts payable	(12,014)	7,436	(9,091)
Accrued expenses	22,906	11,058	23,365

Net cash used in continuing operating activities	(128,734)	(18,986)	(135,197)
Net cash provided by discontinued operating activities	-	717	-
Net cash used in operating activities	(128,734)	(18,269)	(135,197)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	132,000	98,500	138,500
Proceeds from issuance of debt	-	4,000	-

Net cash provided by continuing financing activities	132,000	102,500	138,500
Net cash provided by (used in) discontinued financing activities	-	(157,298)	-
Net cash provided by (used in) financing activities	132,000	(54,798)	138,500

Net increase (decrease) in cash	3,266	(73,067)	3,303

Cash, beginning of year	$766	$73,833	$729

Cash, end of year	$4,032	$766	$4,032

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Issuance of restricted stock	$516	$-	$516

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

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $2,029,000 at March 31, 2009 of which $351,812 has been accumulated during our current exploration activities. In addition, the Company has consumed cash in its operating activities of approximately $129,000 and $19,000 for the years ended March 31, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 25,250,000 common stock equivalent shares outstanding as of March 31, 2009.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

NOTE 5 – DEFERRED INCOME TAXES (As Restated)

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
Notes to Financial Statements
March 31, 2009

NOTE 5 – DEFERRED INCOME TAXES, CONTINUED

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2009	2008
Tax benefit computed at U.S. statutory rates	$(116,000)	$(32,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	76,000	11,000
Change in valuation allowance	52,000	24,000
State taxes	(12,000)	(3,000)
Total	$-	$-

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	2009	2008
Lease settlement liability	$19,000	$19,000
Accrued interest	34,790	11,942
Accrued payroll taxes	2,760	-
Accrued compensation	-	2,700
Total	$56,550	$33,642

NOTE 7 – LOANS FROM STOCKHOLDERS (AS RESTATED)

The following is a table of loans from stockholders at March 31, 2009 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

01/13/09	04/13/09	10,000	215
02/06/09	05/07/09	9,500	142
03/31/09	06/29/09	19,000	-

	Total	$38,500	$357

The loans from stockholders totaling $38,500 are collateralized by 385,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of March 31, 2009, accrued interest payable of $385 is included in accrued expenses in the accompanying balance sheet.  The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

The Company is currently in default on all of these loans.  As of March 31, 2009, no stockholders have made demands for payment of these loans.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 8 – CONVERTIBLE NOTES (AS RESTATED)

On March 4, 2009, we modified promissory notes in the amount of $202,500 which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss on the modification of these loans of $202,500 and $-0- of as of March 31, 2009 and 2008, respectively.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 11 – SUBSEQUENT EVENT

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

NOTE 12 – RESTATEMENT

The Company’s management determined that the Company needs to make adjustments to correct errors identified in the previously issued financial statements related to a substantial modification of certain shareholder loans. The modification was deemed effective March 4, 2009 and affects the fourth quarter 2009 and first quarter 2010 financial statements.

As a result of the modification the Company  recognized a loss in the amount of $202,500, which  increased the accumulated deficit and additional paid in capital by $202,500.

The modification did not result in a change to the previous obligation at March 31, 2009. Rather, the notes were modified to include a conversion provision.  This also change had no net effect on cash flows from operations, investing or financing.

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Balance Sheet as of March 31, 2009.

Liabilities and Capital deficiency:	As previously reported	Effects of restatement/ reclassification	Restated

Shareholders loans	$291,000	$(252,500)	$38,500
Convertible notes	-	252,500	252,500
Additional paid-in capital	1,470,163	202,500	1,672,663
Deficit accumulated during exploration stage	$(149,312)	$(202,500)	$(351,812)

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations for the year ended March 31, 2009.

	As previously reported	Effects of restatement	Restated

Loss on loan modification	$-	$(202,500)	$(202,500)
Net loss	(139,467)	(202,500)	(341,967)
Net loss per share - basic and diluted	$(0.16)	$(0.23)	$(0.39)

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2009

NOTE 12 – RESTATEMENT (CONTINUED)

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations from Inception March 1, 2008 thru March 31, 2009.

	As previously reported	Effects of restatement	Restated

Loss on loan modification	$-	$(202,500)	$(202,500)
Net loss	(149,312)	(202,500)	(351,812)
Net loss per share - basic and diluted	$(0.17)	$(0.23)	$(0.40)