Form 10-Q/A
period 2009-06-30
Signature Exploration & Production Corp.
filed 2009-12-02
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number:  333-82580

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

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
Non-accelerated filer☐          Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009
Common stock, .0001 par value	897,142

EXPLANATORY NOTE

Signature Exploration and Production Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 14, 2009 (the “Original June 2009 Form 10-Q”), to correct the resulting effects upon additional paid in capital, accumulated deficit and capital deficiency resulting from an error in recording a loss related to a substantial modification of certain shareholder loans in the prior year.

Actual Changes in the Original June 2009 Form 10-Q. The actual changes in the Original June 2009 Form 10-Q included in this Amendment No. 1 are amendments to (a) amended and restated Consolidated Balance Sheet as of June 30, 2009, (b) amended and restated Consolidated Statement of Operations for the three months ended June 30, 2009, (c) amended and restated Consolidated Statement of Cash Flows for the three months ended June 30, 2009, and (d) additional or updated disclosures in Notes 4 and 8.

Notwithstanding that there are no changes in most of the Notes to the Consolidated Financial Statements included in this Amendment No. 1, a complete Form 10-Q document including a complete set of the Consolidated Financial Statements (together with all of the Notes from the Original June 2009 Form 10-Q) has been included in this Amendment No. 1, for convenient reference.

In addition, see additional Filings of the Company for relevant subsequent events.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q/A

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,
	2009 (unaudited) (as restated)	March 31, 2009
Assets

Current assets:
Cash	$695	$4,032
Prepaid expenses and other current assets	450	675

Total assets	$1,145	$4,707

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$5,607	$8,439
Accrued interest	41,874	16,232
Other accrued expenses	26,071	40,318
Convertible notes	252,500	252,500
Loans from stockholders	56,500	38,500
Other note payable	4,000	4,000

Total current liabilities	386,552	359,989

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares
authorized 897,142 shares issued and outstanding	90	90
Additional paid-in capital	1,672,663	1,672,663
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(381,937)	(351,812)

Total capital deficiency	(385,407)	(355,282)

Total liabilities and capital deficiency	$1,145	$4,707

See accompanying notes to the consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Operations (unaudited)
For the three months ended June 30, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to June 30, 2009

	2009	2008	Inception March 1, 2008 – June 30, 2009 (as restated)

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-

General and administrative expenses	22,479	49,201	147,116

Loss from continuing operations	(22,479)	(49,201)	(147,116)

Other expense

Loss on loan modification	-	-	(202,500)
Interest expense	(7,646)	(4,450)	(32,321)

Total other expenses	(7,646)	(4,450)	(234,821)

Net loss	$(30,125)	$(53,651)	$(381,937)

Weighted average common shares outstanding – basic and diluted	897,142	886,816	888,996

Net loss per share - basic and diluted	$(0.03)	$(0.06)	$(0.43)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Cash Flows
For the three months ended June 30, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to June 30, 2009

	2009	2008	Inception (March 1, 2008 – June 30, 2009) (as restated)

Cash flows from operating activities:
Net loss	$(30,125)	$(53,651)	$(381,937)

Adjustments to reconcile net loss to net cash used in
operating activities:

Loss on loan modification	-	-	202,500
Stock compensation	-	-	516

Changes in operating assets and liabilities:
Other assets	-	-	(450)
Accounts payable	(2,832)	(6,875)	(11,924)
Accrued expenses	11,620	34,441	34,761

Net cash used in operating activities	(21,337)	(26,085)	(156,534)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	18,000	26,500	156,500

Net cash provided by financing activities	18,000	26,500	156,500

Net increase (decrease) in cash	(3,337)	415	(34)

Cash, beginning of year	$4,032	$766	$729

Cash, end of year	$695	$1,181	$695

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

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

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $2,058,000 as of June 30, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition. Revenue associated with the production and sales of crude oil, natural gas, natural gas liquids and other natural resources owned by the Company will be recognized when production is sold to a purchaser at a fixed or determinable price when delivery has occurred,  title passes from the Company to its customer, and if the collectability of the revenue is probable.

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

Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 25,250,000 common stock equivalent shares outstanding as of June 30, 2009.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

NOTE 4 – LOANS FROM STOCKHOLDERS

The following is a table of loans from stockholders at March 31, 2009 and their related accrued interest:

Date Issued	Due Date	Principal Amount	Accrued Interest

01/13/09	04/13/09	10,000	465
02/06/09	05/07/09	9,500	379
03/31/09	06/29/09	19,000	475
05/06/09	08/04/09	18,000	271

Total		$56,500	$1,590

The loans from stockholders totaling $56,500 are collateralized by 5,650,000 restricted shares of the Company’s common stock and bear interest at 10% per annum. As of June 30, 2009, accrued interest payable of $1,590 is included in accrued interest in the accompanying balance sheet.  The loans from stockholders and related accrued interest are due no later than ninety days from the date of the loan.

The Company is currently in default on all of these loans. As of June 30, 2009, no stockholders have made demands for payment of these loans.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2009

NOTE 5 – CONVERTIBLE NOTES

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

During 2007, we sold in private placements promissory notes totaling $50,000 to a stockholder.  Interest has accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder has the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 7 – SUBSEQUENT EVENT

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

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2009

NOTE 8 – RESTATEMENT

The Company’s management, determined that the Company needed to make adjustments to previously issued financial statements related to a substantial modification of certain shareholder loans. The modification was deemed effective March 4, 2009 and affects the fourth quarter 2009 and first quarter 2010 financial statements.

As a result of the modification the Company  recognized a loss in the amount of $202,500, which  increased the accumulated deficit and additional paid in capital by $202,500 as of December 31, 2009..

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Balance Sheet as of June 30, 2009.

Liabilities and Capital deficiency:	As previously reported	Effects of restatement/recla ssification	Restated

Shareholders loans	$309,000	$(252,500)	$56,500
Convertible notes	-	252,500	252,500
Additional paid-in capital	1,470,163	202,500	1,672,663
Deficit accumulated during exploration stage	$(179,437)	$(202,500)	$(381,937)

The following table presents the impact of the restatement adjustment on the Company’s Consolidated Statement of Operations from Inception March 1, 2008 thru June 30, 2009.

	As previously reported	Effects of restatement	Restated

Loss on loan modification	$-	$(202,500)	$(202,500)
Net loss	(179,437)	(202,500)	(381,937)
Net loss per share - basic and diluted	$(0.20)	$(0.23)	$(0.43)

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

Future payments due on our contractual obligations as of June 30, 2009 are as follows:

Lease settlement liability	$19,000
Convertible notes	252,500
Loans from stockholders	56,500
Other loans	4,000
Accrued interest	35,000

Total	$367,000

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

Date:      December 2, 2009

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By	:	/s/ Jordan Estra
Name:	Jordan Estra
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By	:	/s/ Steven Weldon	December 2, 2009
Name:	Steven Weldon	(Date)
Title:	Chief Financial Officer and Director