Form 10-Q
period 2009-12-31
Signature Exploration & Production Corp.
filed 2010-02-22
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 31, 2009
Common stock, .0001 par value	6,520,142

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$33,346	$4,032
Debt issuance costs	48,530	-
Prepaid expenses and other current assets	450	675

Total current assets	82,326	4,707

Property and equipment:
Oil and gas properties, unproven	116,776	-

Total assets	$199,102	$4,707

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$8,209	$8,439
Accrued interest	62,386	34,790
Other accrued expenses	19,517	21,760
Convertible notes	421,458	252,500
Loans from stockholders	-	38,500
Other notes payable	-	4,000
December 2009 convertible notes, at fair value	174,913	-
Derivative liability, at fair value	178,030	-
Total current liabilities	864,513	359,989

Commitments and contingencies	-	-

Capital deficiency:

Common stock, $0.0001 par value, 250,000,000 shares authorized 6,520,142 and 897,142 shares issued and outstanding	652	90
Additional paid-in capital	3,918,992	1,672,663
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(2,908,832)	(351,812)

Total capital deficiency	(665,411)	(355,282)

Total liabilities and capital deficiency	$199,102	$4,707

See accompanying notes to the unaudited consolidated financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Operations (unaudited)
For the three and nine months ended December 31, 2009 and 2008, and the Period from March 1, 2008 (Inception) to December 31, 2009

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Inception March 1, 2008 – December 31,
	2009	2008	2009	2008	2009

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Stock compensation expense	131,040	-	2,018,140	-	2,018,656
Investor relations	238,112	-	238,334	-	238,112
General and administrative expenses	35,178	15,713	86,328	84,058	210,671

Loss from continuing operations	(404,330)	(15,713)	(2,342,802)	(84,058)	(2,467,439)

Other expenses

Loss on loan modification	(78,500)	-	(78,500)	-	(281,000)
Interest expense	(74,890)	(6,279)	(135,718)	(16,077)	(160,393)

Total other expenses	(153,390)	(6,279)	(214,218)	(16,077)	(441,393)

Net loss	$(557,720)	$(21,992)	(2,557,020)	$(100,135)	$(2,908,832)

Weighted average common shares outstanding – basic and diluted	8,344,878	886,816	3,418,496	886,816	1,971,904

Net loss per share - basic and diluted	$(0.07)	$(0.02)	$(0.75)	$(0.11)	$(1.48)

See accompanying notes to the unaudited financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Cash Flows
For the nine months ended December 31, 2009 and 2008,
and the Period from March 1, 2008 (Inception) to December 31, 2009

	2009	2008	Inception (March 1, 2008 – December 31, 2009

Cash flows from operating activities:
Net loss	$(2,557,020)	$(100,135)	$(2,908,832)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,018,140	-	2,018,634
Loss on loan modification	78,500	-	281,000
Non-cash interest	108,122	16,077	108,122

Changes in operating assets and liabilities:
Other assets	225	-	(450)
Accounts payable	(230)	(11,089)	(9,320)
Accrued interest	27,596	-	52,273
Other accrued expenses	(2,243)	1,337	(3,553)

Net cash used in operating activities	(326,910)	(93,810)	(462,107)

Cash flows from investing activities:
Investment in oil and gas properties	(20,776)	-	(20,776)

Net cash used for investing activities	(20,776)	-	(20,776)

Cash flows from financing activities:
Proceeds from the issuance of December 2009 convertible notes	300,000	-	300,000
Proceeds from the issuance of convertible notes	77,000	-	77,000
Proceeds from issuance of debt to stockholders	-	93,500	138,500

Net cash provided by financing activities	377,000	93,500	515,500

Net increase (decrease) in cash	29,314	(310)	32,617

Cash, beginning of period	$4,032	$766	$729

Cash, end of period	$33,346	$456	$33,346

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$96,000	$-	$96,000
Stock issued to settle convertible debt	$17,250	$-	$17,250

See accompanying notes to the unaudited financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

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

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,619,000 as of December 31, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. A subsidiary included in prior year’s financial statements was dissolved in 2009.  As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. We have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2009. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 47,091,812 common stock equivalent shares outstanding as of December 31, 2009.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but is not expected to have a significant effect on our current or prior financial position or earnings.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update to update the Extractive Industries—Oil and Gas Topic of the FASB Accounting Standards Codification. The objective of the update is to align the oil and gas reserve estimation and disclosure requirements of the financial accounting standards with the SEC’s final rule discussed above. The proposed amendments would be effective for financial statements for fiscal years ending on or after December 31, 2009. These amendments are not expected to have a significant effect on our current or prior financial position or earnings.

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company holds certain financial assets which are required to be measured at fair value on a recurring basis in accordance with ASC Topic 820-10.   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company’s Level 1 assets include cash.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company’s Level 2 assets and liabilities consist of notes and convertible notes payable. Due to the short term nature of its notes and convertible notes payable, the Company estimates the fair value of these assets and liabilities at their current basis.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 fair value elections are made on an instrument by instrument basis. The Company’s Level 3 assets or liabilities consist of convertible notes and warrants with imbedded derivatives.  These convertible notes are valued using internally developed valuation models, inputs to which include interest rates, credit risk, stock price, and volatilities. Unobservable inputs used in these models are significant to the fair values of the liabilities.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Cash	$33,346	$-	$-	$33,346
Convertible notes	$-	$421,458	$-	$421,458
December 2009 convertible notes	$-	$-	$174,913	$174,913
Derivative liability	$-	$-	$178,030	$178,030

The following table presents the changes in Level 3 instruments measured on a recurring basis for the quarter ended December 31, 2009:

	Convertible Notes	Derivative Liability	Total
Balance, beginning of period	$-	$-	$-
Total realized and unrealized gains (losses):
Included in other income (expense)	-	-	-
Included in other comprehensive income	-	-	-
Purchases, issuances, and settlements	174,913	178,030	352,943
Transfers in (out)	-	-	-
Balance, end of period	$174,913	$178,030	$352,943

The liabilities in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these liabilities during the periods presented. The Company measured the fair value for each liability based on the Black-Scholes option valuation model which is widely used by market participants.  This value was then allocated to the principle amount of the notes based on their percentage of the total value using the Black-Scholes model.

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS

December 2009 Convertible Notes and Warrants

On December 7, 2009, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders.

The Notes will accrue interest at the rate of 10% per annum and are due on December 7, 2010.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of this Note, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 504,203 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Do to the liquidity of the Company’s and investor ownership restrictions in theses note and warrants, the company chose to value these liabilities at fair market value as discussed in Note 4.  The principle amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $174,913 and the remaining $178,030 has been allocated to the derivative liability.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Convertible Notes

On October 20, 2009, we modified promissory notes in the amount of $78,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from January 13, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss of $78,500 and $-0- on the loan modification as of December 31, 2009 and 2008, respectively.

On October 13, 2009, the Company entered into two Convertible Note Agreements for $22,000 and $15,000. The notes will accrue interest at the rate of 10% per annum and are due on October 13, 2010.  The note holders may convert any portion of the notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.01.  The company recognized $7,708 and $-0- of interest expense as a result of this conversion feature as December 31, 2009 and 2008, respectively.

On August 27, 2009, we sold in a private placement, a promissory note in the amount of $60,000 to an investor in exchange for a participation agreement in an oil and gas prospect.  Interest has accrued on the outstanding principal balance from August 27, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $60,000 and $-0- of interest expense as a result of this conversion feature as December 31, 2009 and 2008, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of December 31, 2009, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to an investor in exchange for a land lease agreement.  Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009.  The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.   The company recognized $18,000 and $-0- of interest expense as a result of this conversion feature as of December 31, 2009 and 2008, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of December 31, 2009, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to a stockholder in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009.   The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $18,000 and $-0- of interest expense as a result of this conversion feature as of December 31, 2009 and 2008, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of December 31, 2009, the investor has not made demands for payment of this note.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

On March 4, 2009, we modified promissory notes in the amount of $202,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  On October 27 and December 8, 2009 the Company partially converted a note dated October 10, 2006 into 525,000 shares of the Company’s common stock.  A balance of $197,250 remains on these promissory notes. The Company is currently in default on these notes and related accrued interest.  The note holders can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of December 31, 2009, no stockholders have made demands for payment of these loans.

During 2007, we sold in private placements promissory notes totaling $50,000 to a stockholder.  Interest accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default.  On December 10 and 11, 2009 the Company partially converted a note dated March 28, 2007 into 1,200,000 shares of the Company’s common stock.  A balance of $38,000 remains on these promissory notes.  The Company is currently in default on these notes and related accrued interest.  The note holders can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of December 31, 2009, no stockholders have made demands for payment of these loans.

NOTE 6 – CAPITAL DEFICIENCY

Option Agreement.  On August 3, 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  The Company issued 25,000 shares of restricted common stock upon execution of this agreement and an additional 75,000 shares of restricted common stock will be issued upon acceptance of a Definitive Participation Agreement.  An expense of $2,500 was recognized for the three and nine months ended December  31, 2009.

Employment Agreement. On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable. An expense of $900,000 was recognized for the three and nine months ended December 31, 2009.

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

Employment Agreement. On October 7, 2009, the Company entered into an Employment Agreement with Jordan Estra, our former Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Estra 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

NOTE 6 – CAPITAL DEFICIENCY, CONTINUED

The shares issued pursuant to this Agreement were subject to certain terms and conditions. The shares were represented by 36 certificates of 100,000 shares each.  All Certificates not delivered to the Executive are being held by the Company.  One certificate representing 100,000 shares will be delivered to the Executive on the 7th of each month beginning November 7, 2009.

Upon the resignation of Mr. Estra’s on December 29, 2009, 3,327,000  shares represented by certificates still held by the Company were contributed back to the Company for cancellation.  Mr. Estra received a total of 273,000 restricted shares and an expense of $131,040 was recognized for the three and nine months ended December 31, 2009.

Note Conversion. During the three months ended December 31, 2009, the Company converted a total of $17,250 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 1,725,000 shares of our common stock to satisfy the principal balances of the notes payable.

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
These options are fully vested and represent the only options outstanding as of December 31, 2009.

We used the Black-Scholes option pricing model to determine the fair value of the option grant. We valued the stock grant based on the following assumptions:

Dividend Yield (per share)	0.0%

Volatility (%)	458.1%

Risk-free Interest Rate (%)	.42%

Expected Life	1 Year

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
December 31, 2009

NOTE 8 – SUBSEQUENT EVENTS

Convertible Notes and Warrants.  On February 10, 2009, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders.

The Notes will accrue interest at the rate of 10% per annum and are due on February 10, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.65. The Notes include an anti-dilution conversion price adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of this Note, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 201,493 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.75. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Convertible Notes and Warrants. On January 13, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $64,706.  The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders.

The Notes will accrue interest at the rate of 10% per annum and are due on February 10, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution conversion price adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of this Note, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 92,438 shares of common stock of the Company. The Warrant exercisable at a price equal to $0.50. The Warrants include an anti-dilution conversion price adjustment that may not be adjusted below $0.01.

We evaluated subsequent events through February 22, 2010, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to February 22, 2010, that would have a material impact on our financial statements.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the exploration, development, exploitation and acquisition of on-shore oil and natural gas properties in conventional producing areas with a focus along the gulf coast of Texas.  As of December 31, 2009, we have not yet generated revenues and have incurred $2,500 of expenses related to the energy operations.

Plan of Operation

Our strategy is to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We are building our business through the acquisition of producing oil and natural gas wells, interests and leases. Our strategy is to combine the secure and reliable revenue source of operating and non-operated interests from producing oil wells with the potential of an oil and gas exploration project. We are purchasing operating and non-operating interests, acquiring development stage exploration property and carrying out an exploration program on the acquired property.

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

Unproven Properties

Koliba Prospect – Bloomington TX

In October 2009, we acquired a 15% working interest in this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. The prospect which is both a structural and strategraphic trap that includes a four way closure. This well is considered a low risk/high reward prospect due to its proximity to the previous producing well and the potential for multiple pay sand discoveries in the prolific Frio interval.

Catron Prospect – Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico.  The lease term is for ten years.   We are evaluating options for the use of this land.

Kenedy Prospect – Kenedy County, TX

In August 2009, we acquired a 10% working interest with an option to acquire 10% on additional wells on a 980 acre prospect located in Kenedy County, Texas. A 3-D seismic has been performed on this property and reviewed by a geophysicist who has advised us of two potential targets for drilling.

Nettie Rhodes Prospect – Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease.  The Nettie Rhodes Lease is located in the southwest corner of Young County, Texas.  It is approximately six miles north east of the town of Woodson, Texas and consists of approximately 160 acres.  The land is on the west flank of the Bend Arch located in central Texas.  There are currently five wells on properties adjacent to this lease that are producing oil and natural gas.  We are currently evaluating and obtaining cost estimates to perform a 3-D seismic on this lease.

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

Cash Requirements

We estimate that we will require an additional $917,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $35,000 for professional fees and expenses related to being a public company, $50,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $865,000 to repay $803,000 of notes payable and the related interest of approximately $62,000. We are also evaluating additional leases and working interests that will require additional capital once the costs associated with these activities are determined.

Based upon our cash position, we will need to raise additional capital prior to the end of the third quarter of 2009 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $917,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and nine months ended December 31, 2009 and 2008.

FINANCIAL INFORMATION
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
Stock compensation	$131,000	$-	$2,018,000	$-
General and administrative	273,000	16,000	325,000	84,000
Other expense	153,000	6,000	214,000	16,000
Net income/( loss)	$(557,000)	$(22,000)	$(2,557,000)	$(78,000)

Comparison of the Three Months Ended December 31, 2009 and December 31, 2008

Stock Compensation.  Stock compensation expenses increased by approximately $131,000 in 2009.  This increase can be attributed to employee compensation of $131,000.

General and Administrative.  General and administrative expenses increased by $257,000 in 2009.  This increase can be attributed to an increase in expenses related to investor relations and professional fees.

Other Expenses.  Other expenses increased by $147,000 in 2009 due to a loss on a loan modification of $78,000 and $70,000 of  interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during the three months ended December 31, 2009.

Comparison of the Six Months Ended December 31, 2009 and December 31, 2008

Stock Compensation.  Stock compensation expenses increased by approximately $2,018,000 in 2009.  This increase can be attributed to professional fees of $985,000, employee compensation of $1,030,500 and $2,500 for an option to participate in an oil and gas lease.

General and Administrative.  General and administrative expenses decreased by $243,000 in 2009.  This increase can be attributed to an increase in expenses related to investor relations and professional fees.

Other Expenses.  Other expenses increased by $198,000 in 2009 due to a loss on a loan modification of $78,000 and $115,000 of  interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during the nine months ended December 31, 2009.

Liquidity and Capital Resources

We had cash balances totaling approximately $33,000 as of December 31, 2009.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $21,000 and $-0- of cash used in investing activities for the purchase of oil and gas leases for the periods ended December 31, 2009 and 2008.

Cash flows from financing activities. Net cash provided by financing activities was generated from secured promissory notes that total $377,000 and $93,500 for the nine months ended December 31, 2009 and 2008.

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

Share Based Payments.  We estimate the value of stock option awards on the date of grant using a Black-Scholes pricing model (Black-Scholes model). The determination of the fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, and risk-free interest rate. If factors change and we employ different assumptions in future periods, the expense that we record may differ significantly from what we have recorded in the current period.

Fair Value of Certain Liabilities and Derivatives. Certain liabilities and derivatives were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these liabilities during the periods presented. The Company measured the fair value for each liability based on the Black-Scholes option valuation model which is widely used by market participants.  This value was then allocated to the principle amount of the notes based on their percentage of the total value using the Black-Scholes model.

Commitments

Except as shown in the following table, as of December 31, 2009, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Over the next twelve months the following contractual obligations as of December 31, 2009 are due:

Convertible notes	$803,000
Accrued interest	62,000
Lease settlement liability	19,000

Total	$884,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December  31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management has identified the following material weaknesses as it relates to our Internal Controls over Financial Reporting:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel.

Management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), have discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Note Conversions

 During the three months ended December 31, 2009, the Company converted a total of $17,250 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 1,725,000 shares of our common stock to satisfy the principal balances of the notes payable.

Employment Agreement

On October 7, 2009, the Company entered into an Employment Agreement with Jordan Estra, our former Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Estra 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable.

The shares issued pursuant to this Agreement were subject to certain terms and conditions. The shares were represented by 36 certificates of 100,000 shares each.  All Certificates not delivered to the Executive are being held by the Company.  One certificate representing 100,000 shares will be delivered to the Executive on the 7th of each month beginning November 7, 2009.

Upon the resignation of Mr. Estra’s on December 29, 2009, 3,327,000 the shares represented by certificates still held by the Company were contributed back to the Company for cancellation.  Mr . Estra received a total of 273,000 restricted shares and an expense of $131,040 was recognized for the three and nine months ended December 31, 2009.

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

Agreement

During the year ended March 31, 2009 the Company entered into agreements with its former CEO and a significant stockholder in which they agreed limit the transfer of their common stock holdings to 5 percent  or less for each calendar month for the next two years.  In exchange, the Company issued them 10,326 shares of restricted common stock.  The Company recognized compensation expense of $516 for the year ended March 31, 2009.

Convertible Notes and Warrants

On December 7, 2009, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders.

The Notes will accrue interest at the rate of 10% per annum and are due on December 7, 2010.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjustment below $0.01.

Simultaneously with the issuance of this Note, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 504,203 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjustment below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Convertible Notes

On October 20, 2009, we modified promissory notes in the amount of $78,500 to which are now included in convertible debt. Interest has accrued on the outstanding principal balance from January 13, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on loans totaling $413,750 and accrued interest of approximately $61,000.  The note holder can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of December 31, 2009, no stockholders have made demands for payment of these loans.

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

Date:    February 22, 2010

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:	/s/ Steven Weldon
Name: Steven Weldon
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 22, 2010
Name: Steven Weldon		(Date)
Title: Chief Executive Officer and Director