Form 10-K
period 2010-03-31
Signature Exploration & Production Corp.
filed 2010-07-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2010

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
Houston, TX 77027
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed first quarter, based on the closing price on that date of $0.68 on the Over the Counter Bulletin Board, was approximately $4,768,500.

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

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2010, we have not yet generated revenues or incurred expenses related to the energy operations.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol SXLP.

Our principal executive offices are located at 3200 Southwest Freeway, Suite 3300, Houston, Texas, 77027. Our telephone number is (888) 898-3594.

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

Competition

The strength of commodity prices has resulted in significantly increased industry operating cash flows and has led to increased drilling activity.  This has  increased  competition  for undeveloped lands; skilled personnel; access  to  drilling rigs, service rigs and  other  equipment;  and  access  to processing and  gathering  facilities,  all  of  which  may  cause drilling and operating costs to increase.  Some of our competitors are larger than us and have substantially greater financial and marketing resources.  In addition, some of our competitors may be able to secure products and services from vendors on more favorable terms, offer a greater product selection, and adopt more aggressive pricing policies than we can.

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

Employees

We currently have one employee, our CEO, Steven Weldon. He is not covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor.

ITEM 1A.	RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $4,993,000 as of March 31, 2010. In addition, we have consumed net cash used in operating activities of approximately $542,000 and $129,000 for the years ended March 31, 2010 and 2009, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2010. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Possible issuance of additional shares may impact the price of our stock

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock. Approximately 97% of our authorized common stock remains un-issued. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

Our executive offices are located at 3200 Southwest Freeway, Ste 3300, Houston, TX 77027.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High ($)	Low ($)
Fiscal Year 2010
Fourth Quarter	$1.55	$0.46
Third Quarter	$1.01	$0.25
Second Quarter	$0.25	$0.08
First Quarter	$1.10	$0.05
Fiscal Year 2009
Fourth Quarter	$0.19	$0.05
Third Quarter	$0.19	$0.10
Second Quarter	$0.51	$0.19
First Quarter	$0.51	$0.12

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

Recent Sales of Unregistered Securities

February 2010 Convertible Notes and Warrants

On February 10, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $200,000 on $235,295 of debts reflecting a 15% original issue discount to the Note holders.  The remaining balance of $117,647 is due upon the request of the Company when the funds are needed for operations.  The aggregate proceeds of the additional funds will be $100,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on February 10, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.65. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 271,494 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.75 The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Due to the liquidity of the Company’s and investor ownership restrictions in theses note and warrants, the Company chose to value these liabilities at fair market value as discussed in Note 4.  The principle amount due on these notes is $235,295, whereas, the Company’s aggregate fair value of the notes is $57,880 and the remaining $88,401 has been allocated to the derivative liability.

January 2010 Convertible Notes and Warrants

On January 13, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $64,706.  The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on January 13, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 92,437 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Due to the liquidity of the Company’s and investor ownership restrictions in theses note and warrants, the company chose to value these liabilities at fair market value as discussed in Note 4.  The principle amount due on these notes is $64,706, whereas, the Company’s aggregate fair value of the notes is $13,541 and the remaining $13,675 has been allocated to the derivative liability.

December 2009 Convertible Notes and Warrants

On December 7, 2009, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on December 7, 2010.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  See Note 4.  The principle amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $187,054 and the remaining $189,974 has been allocated to the derivative liability.

Convertible Notes from Shareholders

On February 23, 2010 we modified promissory notes in the amount of $2,000, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from February 6, 2008 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss of $2,000 and $-0- on the loan modification as of March 31, 2010 and 2009, respectively.

On October 20, 2009, we modified promissory notes in the amount of $78,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from January 13, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss of $78,500 and $-0- on the loan modification as of March 31, 2010 and 2009, respectively.

On October 13, 2009, the Company entered into two Convertible Note Agreements for $22,000 and $15,000. The notes will accrue interest at the rate of 10% per annum and are due on October 13, 2010.  The note holders may convert any portion of the notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.01.  The company recognized $16,958 and $-0- of interest expense as a result of this conversion feature as of March 31, 2010 and 2009, respectively.

On August 27, 2009, we sold in a private placement, a promissory note in the amount of $60,000 to an investor in exchange for a participation agreement in an oil and gas prospect.  Interest has accrued on the outstanding principal balance from August 27, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $60,000 and $-0- of interest expense as a result of this conversion feature as March 31, 2010 and 2009, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of March 31, 2010, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to an investor in exchange for a land lease agreement.  Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009.  The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.   The company recognized $18,000 and $-0- of interest expense as a result of this conversion feature as of March 31, 2010 and 2009, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of March 31, 2010, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to a stockholder in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009.   The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $18,000 and $-0- of interest expense as a result of this conversion feature as of March 31, 2010 and 2009, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of March 31, 2010, the investor has not made demands for payment of this note.

On March 4, 2009, we modified promissory notes in the amount of $202,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The Company converted $7,250 of these notes into 725,000 shares of the Company’s common stock.  A balance of $195,250 remains on these promissory notes. The Company is currently in default on these notes and related accrued interest.  The note holders can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of March 31, 2010, no stockholders have made demands for payment of these loans.

During 2007, we sold in private placements, promissory notes totaling $50,000 to a stockholder.  Interest accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default.  The Company converted $12,000 of these notes into 1,200,000 shares of the Company’s common stock.  A balance of $38,000 remains on these promissory notes.  The Company is currently in default on these notes and related accrued interest.  The note holders can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of March 31, 2010, no stockholders have made demands for payment of these loans.

Consulting Agreements

On January 11, 2010 the Company issued 4,137 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $6,330 fair value of the shares issued as stock-based consulting.

On January 13, 2010 the Company issued 7,500 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $11,400 fair value of the shares issued as stock-based consulting.

On February 5, 2010 the Company issued 2,500 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $2,625 fair value of the shares issued as stock-based consulting.

On February 10, 2010 the Company issued 36,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $37,800 fair value of the shares issued as stock-based consulting.

On February 10, 2010 the Company issued 10,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $10,500 fair value of the shares issued as stock-based consulting.

On March 4, 2010 the Company issued 10,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $10,200 fair value of the shares issued as stock-based consulting.

 On March 15, 2010 the Company issued 10,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $10,400 fair value of the shares issued as stock-based consulting.

Option Agreement

 On August 3, 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  The Company issued 25,000 shares of restricted common stock upon execution of this agreement and an additional 75,000 shares of restricted common stock were to be issued upon acceptance of a Definitive Participation Agreement.  On January 29, 2010, both parties agreed to cancel this option and the issued shares were returned to the Company.

Employment Agreements

On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable. An expense of $900,000 was recognized for year ended March 31, 2010.

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

The shares issued pursuant to this Agreement were subject to certain terms and conditions. The shares were represented by 36 certificates of 100,000 shares each.  All Certificates not delivered to the Executive are being held by the Company.  One certificate representing 100,000 shares has been delivered to the Executive on the 7th of each month beginning November 7, 2009.

Upon the resignation of Mr. Estra’s on December 29, 2009, 3,327,000  shares represented by certificates still held by the Company were contributed back to the Company for cancellation.  Mr. Estra received a total of 273,000 restricted shares and an expense of $131,040 was recognized for the year ended March 31,2010.

Note Conversions

During the year ended March 31, 2010, the Company converted a total of $21,250 of notes payable and $373 of interest payable from certain Note Holders into common stock of the Company.  The Company issued 2,125,000 shares of our common stock to satisfy the principal balances of the notes payable and 37,254 shares of our common stock to satisfy accrued interest of the notes payable.   A loss of $177,941 was recognized for the conversion of a $2,000 note during the year ended March 31, 2010.

Agreement

During the year ended March 31, 2010 the Company entered into agreements with its former CEO and a significant stockholder in which they agreed to limit the transfer of their common stock holdings to 5 percent  or less for each calendar month for a period of two years.  In exchange, the Company issued them 10,326 shares of restricted common stock.  The Company recognized compensation expense of $516 for the year ended March 31, 2009.

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
These options are fully vested and represent the only options outstanding as of December 31, 2010.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2010, we have not yet generated revenues or incurred expenses related to the energy operations.

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

Unproven Properties

Koliba Prospect – Bloomington TX

In October 2009, we acquired a 15% working interest in this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. The prospect which is both a structural and strategraphic trap that includes a four way closure. This well is considered a low risk/high reward prospect due to its proximity to the previous producing well and the potential for multiple pay sand discoveries in the prolific Frio interval. Drilling began on this property on June 29, 2010.

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

Cash Requirements

We estimate that we will require an additional $1,386,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $45,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $1,271,000 to repay $1,198,000 of notes payable and the related interest of approximately $73,000.

Based upon our cash position, we will need to raise additional capital prior to the end of the second quarter of 2010 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,375,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended March 31, 2010 and March 31, 2009.

FINANCIAL INFORMATION

	2010	2009
Stock compensation	2,018,000	$-
Investor relations	504,000	-
General and administrative	112,000	117,000
Other expense	331,000	226,000
Net loss	$(2,965,000)	$(342,000)

Stock Compensation.  Stock compensation expenses increased by approximately $2,018,000 in 2010.  This increase can be attributed to employee compensation of $1,031,000 and consulting expense of $987,000.

Investor Relations.  Investor relations expenses increased by approximately $504,000 in 2010.

General and Administrative.  General and administrative expenses decreased by $5,000 in 2010 due to a decrease in professional fees.

Other Expenses.  Other expenses increased by $105,000 in 2010 due to a gain in the fair value of convertible notes and warrants of $102,000, an  increase in loan modifications of $56,000 and increase of $150,000 in  interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during the year ended March 31, 2010.

 Liquidity and Capital Resources

We had cash balances totaling approximately $22,000 as of March 31, 2010.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $72,000 and $-0- of cash used in investing activities for the purchase of oil and gas leases for the years ended March 31, 2010 and 2009.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $632,500 and $132,000 for the years ended March 31, 2010 and 2010.

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

Critical Accounting Policies

Fair Value Measurement. The Company holds certain financial assets which are required to be measured at fair value on a recurring basis in accordance with ASC Topic 820-10.   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 fair value elections are made on an instrument by instrument basis. The Company’s Level 3 liabilities consist of convertible notes and detachable warrants accounted for as derivatives.  These convertible notes are valued using internally developed valuation models, inputs to which include interest rates, stock price, and volatilities. Unobservable inputs used in these models are significant to the fair values of the liabilities.

Commitments

Except as shown in the following table, as of March 31, 2010, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2010 are as follows:

Lease settlement liability	$19,000
Convertible notes from shareholders	428,000
Convertible notes from shareholders, at fair value	770,000
Accrued interest	73,000

Total	$1,290,000

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.  The matters involving internal controls over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

•
ineffective controls over period end financial disclosure and reporting processes including not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

•	one individual who, as an officer and director of the Company, has sole access and authority to receive cash and make cash disbursements

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

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

2.	Establish formal general accounting policies and procedures.
3.	Update some of our current procedures to better address period end financial disclosure.
4.	Update controls relating to other processes.

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2011.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by March 31, 2011.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 30, 2010, and the positions currently held by each are as follows:

Name	Age	Position
Steven Weldon	34	Chief Executive Officer and Director

Steven Weldon, a Certified Public Accountant, has served as our Chief Financial Officer since September 2005.  Prior to joining Signature Exploration and Production Corp. Mr. Weldon was the Tax Manager for Westgate Resorts, Ltd., a timeshare developer, since July 2000.  Since September 2005, Mr. Weldon has also served as the Chief Financial Officer of Inverted Paradigms Corp., a software developer.  Mr. Weldon was an adjunct professor at Florida Southern College from January 2002 to October 2005.  Since May 2005, Mr. Weldon has served as the president, sole stockholder and director of Steven W. Weldon, PA, a public accounting firm providing tax and accounting services.  Mr. Weldon received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.

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

Code of Ethics

We adopted the Signature Exploration and Production Corp. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Signature Exploration and Production Corp. 3200 Southwest Freeway, Suite 3300, Houston, TX 77027.  If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2010, 2009 and 2008.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Steven Weldon, CEO, President and Director	2010	30,000	-	900,000	-	-	-	-	930,000
	2009	30,000	-	-	-	-	-	-	30,000
	2008	30,000	-	-	-	-	-	-	30,000

Jordan Estra, CEO, President and Director	2010	-	-	131,040	-	-	-	-	131,040
	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Scott Allen, former CEO, Director, and President	2010	-	-	-	-	-	-	-	-
	2009	-	-	391	-	-	-		391
	2008	102,453	-	-	-	-	-	-	102,453

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

The following table presents information known to us, as of June 30, 2010, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers and directors; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 7,012,543 shares of common stock outstanding as of June 30, 2010.  A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Steven Weldon	3,745,212	53.41%

Brannon Limited Partnership	700,553	9.99%

Bristol Investment Fund, Ltd	700,553	9.99%

Bristol Capital, LLC	700,553	9.99%

Canyons Trust	700,553	9.99%

All directors and officers (1 person)	3,745,212	53.41%

(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 3200 Southwest Freeway, Suite 3300, Houston, TX 77027.
(2)
Certain stockholders have the right to convert notes, warrants, or options up to 9.99% ownership as follows:  Brannon Limited Partnership – 42,826,037, Bristol Investment Fund, LTD – 9,236,400, Ltd, Bristol Capital, LLC – 6,392,900 and Canyons Trust – 753,200

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended March 31, 2009 the Company entered into agreements with its former CEO and a significant stockholder in which they agreed limit the transfer of their common stock holdings to 5 percent or less for each calendar month for a period of two years. In exchange, the Company issued them 10,326 shares of restricted common stock.  The Company recognized compensation expense of $516 for the year ended March 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2010	Fiscal 2009
Audit Fees(1)	$34,000	$66,093
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$34,000	$66,093

All other Fees(4)	-0-	-0-

Total	$34,000	$66,093

(1)
Audit Fees –Audit fees billed to the Company by Mark Bailey and Company, Ltd. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)
Audit-Related Fees – There were no other fees billed by Mark Bailey and Company, Ltd, and during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services.

(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

10.3	Joint Venture Agreement (Previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 16,2006)
10.4	2007 Amended Stock Option(5) (Previously filed on Form S-8 POS, filed with the Securities and Exchange Commission on February 8, 2008)
10.5	Letter of Intent Dated February 3, 2009 (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.6	Letter of Intent Dated February 24, 2009 (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.7	Gating Agreement – Scott Allen (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.8	Gating Agreement – SEARA LLC (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.9	Gating Agreement – B&R Holding Company, LLC (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Pre-Approval Policy(2)

*Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Dated: July 14, 2010
	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer, President and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Dated: July 14, 2010
	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer, President and Director

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Signature Exploration and Production Corp.

We have audited the accompanying balance sheets of Signature Exploration and Production Corp. (an exploration stage company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (March 1, 2008) to date. Signature Exploration and Production Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Exploration and Production Corp.  as of March 31, 2010 and 2009, and the results of its operations and  cash flows for the years then ended and inception to date, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of the exploration activities. These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.
Reno, Nevada
July 14, 2010

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Balance Sheets

	March 31,	March 31,
	2010	2009

Assets

Current assets:
Cash	$22,258	$4,032
Debt issuance costs	75,823	-
Prepaid expenses and other current assets	450	675

Total current assets	98,531	4,707

Property and Equipment:

Oil and gas properties, unproven	168,189	-

Total assets	$266,720	$4,707

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$-	$8,439
Accrued interest	72,670	34,790
Other accrued expenses	19,000	21,760
Convertible notes from shareholders	426,708	295,000
Convertible notes from shareholders, at fair value	258,475	-
Derivative liability, at fair value	292,050	-

Total current liabilities	1,068,903	359,989

Commitments and contengencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 7,012,534 and 897,142 shares issued and outstanding for the years ended March 31, 2010 and 2009	701	90
Additional paid-in capital	4,190,012	1,672,663
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,316,673)	(351,812)

Total capital deficiency	(802,183)	(355,282)

Total liabilities and capital deficiency	$266,720	$4,707

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations
For the years ended March 31, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to March 31, 2010

	2010	2009	Inception March 1, 2008 – March 31, 2010

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-	-

Stock compensation	2,018,140		2,018,140
Investor relations	503,809		503,809
General and administrative expenses	113,556	116,620	238,194

Loss from continuing operations	(2,635,505)	(116,620)	(2,760,143)

Other income/(expense)
Change in fair value of convertible notes	41,731	-	41,731
Change in fair value of warrants	60,687	-	60,687
Loss on extinguishment of debt	(177,941)		(177,941)
Loss on loan modification	(80,500)	(202,500)	(283,000)
Interest expense	(173,333)	(22,847)	(198,008)

Total other expenses	(329,356)	(224,347)	(556,531)

Net loss	$(2,964,861)	$(341,967)	$(3,316,673)

Weighted average common shares outstanding – basic and diluted	4,270,373	886,959	2,578,666

Net loss per share - basic and diluted	$(0.69)	$(0.39)	$(1.29)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Capital Deficiency)
For the years ended March 31, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to March 31, 2010

				Deficit	Deficit
				accumulated	accumulated
			Additional	Related to	during
	Common stock		paid-in	abandoned	exploration
	Shares	Amount	capital	activities	stage	Total
Balance, March 1, 2008	886,816	$89	$1,469,648	$(1,676,223)	$-		$(206,486)

Net loss	-	-	-	-	(9,845)		(9,845)

Balance, March 31, 2008	886,816	$89	$1,469,648	$(1,676,223)	(9,845)		$(216,331)

Issuance of stock as compensation, in March 2009	10,326	1	515	-	-		516

Loss on loan modification			202,500	-	-		202,500

Net loss	-	-	-	-	(341,967)		(341,967)

Balance, March 31, 2009	897,142	$90	$1,672,663	$(1,676,223)	$(351,812)	$	(355,282)

Issuance of stock for debt conversions	2,162,254	216	21,406	-	-		21,622

Compensation expense – employment contracts	3,873,000	387	1,030,653	-	-		1,031,040

Compensation expense – stock option	-	-	984,600	-	-		984,600

Compensation expense – consulting	80,137	8	89,249	-	-		89,257

Beneficial conversion features	-	-	133,000	-	-		133,000

Loss on loan modification	-	-	258,441	-	-		258,441

Net loss	-	-	-	-	(2,964,861)		(2,964,861)

Balance, March 31, 2010	7,012,534	$701	$4,190,012	$(1,676,223)	$(3,316,673)	$	(802,183)

See accompanying notes to financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Cash Flows
For the years ended March 31, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to March 31, 2010

	2010	2009	Inception (March 1, 2008 – March 31, 2010

Cash flows from operating activities:
Net loss	$(2,964,861)	$(341,967)	$(3,316,673)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation	2,104,894	516	2,105,410
Loss on loan modification	80,500	202,500	283,000
Loss on extinguishment of debt	177,941		177,941
Change in fair value of convertible notes	(41,731)	-	(41,731)
Change in fair value of warrants	(60,687)	-	(60,687)
Non-cash interest	173,333	-	197,491
Changes in operating assets and liabilities:
Other assets	225	(675)	(450)
Accounts payable	(8,439)	(12,014)	(17,529)
Accrued expenses	(2,760)	22,906	(3,554)

Net cash used in operating activities	(541,585)	(128,734)	(676,782)

Cash flows from investing activities:

Investment in oil and gas properties	(72,189)	-	(72,189)

Net cash used in investing activities	(72,189)	-	(72,189)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	632,000	132,000	770,500
Proceeds from issuance of debt	-	-	-

Net cash provided by financing activities	632,000	132,000	770,500

Net increase (decrease) in cash	18,226	3,266	21,529

Cash, beginning of year	$4,032	$766	$729

Cash, end of year	$22,258	$4,032	$22,258

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$96,000	$-	$96,000
Stock issued to settle convertible debt	$21,250	$-	$21,250
Stock issued to settle interest expense	$373	$-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. A subsidiary included in prior year’s financial statements was dissolved in 2009.  As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. We have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of March 31, 2010. The Company’s office is located in Houston, Texas.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $4,993,000 at March 31, 2010 of which $3,317,000 has been accumulated during our current exploration activities. In addition, the Company has consumed cash in its operating activities of approximately $542,000 and $129,000 for the years ended March 31, 2010 and 2009, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2010

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 59,208,537 common stock equivalent shares outstanding as of March 31, 2010.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. This Final Rule did not have a significant effect on our current or prior financial position or earnings.

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update to update the Extractive Industries—Oil and Gas Topic of the FASB Accounting Standards Codification. The objective of the update is to align the oil and gas reserve estimation and disclosure requirements of the financial accounting standards with the SEC’s final rule discussed above. These amendments did not have a significant effect on our current or prior financial position or earnings.

In June 2008 the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a consensus on, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” This will be effective for fiscal years beginning after December 15, 2008. This change had a material impact on our financial condition or results of operations as discussed in Note 7.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 fair value elections are made on an instrument by instrument basis. The Company’s Level 3 liabilities consist of convertible notes and detachable warrants accounted for as derivatives.  These convertible notes are valued using internally developed valuation models, inputs to which include interest rates, stock price, and volatilities. Unobservable inputs used in these models are significant to the fair values of the liabilities.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2010

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Cash	$22,258	$-	$-	$22,258
Convertible notes from stockholders	$-	$426,708	$-	$426,708
Convertible notes from stockholders, at fair value	$-	$-	$258,475	$258,475
Derivative liability	$-	$-	$292,050	$292,050

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended March 31, 2010:

	Convertible Notes	Derivative Liability	Total
Balance, beginning of period	$-	$-	$-
Realized and unrealized gains (losses);
Included in other income (expense)	41,731	60,687	102,41
Included in other comprehensive income	-	-	-
Purchases, issuances, and settlements	300,206	352,737	652,942
Transfers in (out)	-	-	-
Balance, end of period	$258,475	$292,050	$550,525

The liabilities in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these liabilities during the periods presented. The liabilities were initially recorded in an amount equal to the undiscounted consideration received. These amounts are adjusted periodically using a Black Scholes option valuation model. The following assumptions were made in the Black-Scholes model: (1) risk free interest rate of 0.41% to 2.6%, (2) remaining contractual life of ..66 to 4.79 years, (3) expected stock price volatility of 455.5% to 549.9%, and (4) expected dividend yield of zero.

NOTE 5 – OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and natural gas properties, unproven are as follows:

Prospect	Costs

Koliba	$67,189
Kennedy	60,000
Catron	36,000
Nettie Rhodes	5,000

Total	$168,189

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Consolidated Financial Statements (unaudited)
March 31, 2010

NOTE 5 – OIL AND GAS PROPERTIES, CONTINUED

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

Nettie Rhodes Prospect – Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease consisting of approximately 160 acres.

NOTE 6 – DEFERRED INCOME TAXES

At March 31, 2010, the Company had net operating loss carryforwards for income tax purposes of approximately $3,555,000 available as offsets against future taxable income.  The net operating loss carryforwards are expected to expire at various times from 2022 through 2030.Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2010:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$1,338,000	$669,000
Accrued expenses	-	-
Allowance for doubtful accounts	-	-
Stock based compensation	388,000	-
Total deferred tax assets	1,726,000	669,000
Less valuation allowance	(1,726,000)	(669,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. During the year ended March 31, 2010, the increase in the deferred tax asset valuation allowance amounted to approximately $1,057,000.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 6 – DEFERRED INCOME TAXES, CONTINUED

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:
	2010	2009
Tax benefit computed at U.S. statutory rates	$(1,038,000)	$(116,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	55,000	76,000
Stock Compensation	361,000	-
Change in valuation allowance	669,000	52,000
State taxes	(47,000)	(12,000)
Total	$-	$-

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS

February 2010 Convertible Notes and Warrants

On February 10, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $200,000 on $235,295 of debts reflecting a 15% original issue discount to the Note holders.  The remaining balance of $117,647 is due upon the request of the Company when the funds are needed for operations.  The aggregate proceeds of the additional funds will be $100,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on February 10, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.65. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 271,494 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.75 The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  See Note 4.  The principle amount due on these notes is $235,295, whereas, the Company’s aggregate fair value of the notes is $57,880 and the remaining $88,401 has been allocated to the derivative liability.

January 2010 Convertible Notes and Warrants

On January 13, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $64,706.  The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on January 13, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 92,437 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  See Note 4..  The principle amount due on these notes is $64,706, whereas, the Company’s aggregate fair value of the notes is $13,541 and the remaining $13,675 has been allocated to the derivative liability.

December 2009 Convertible Notes and Warrants

On December 7, 2009, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on December 7, 2010.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  See Note 4.The principle amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $187,054 and the remaining $189,974 has been allocated to the derivative liability.

Convertible Notes from Shareholders

On February 23, 2010 we modified promissory notes in the amount of $2,000, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from February 6, 2008 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss of $2,000 and $-0- on the loan modification as of March 31, 2010 and 2009, respectively.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

On October 20, 2009, we modified promissory notes in the amount of $78,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from January 13, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized a loss of $78,500 and $-0- on the loan modification as of March 31, 2010 and 2009, respectively.

On October 13, 2009, the Company entered into two Convertible Note Agreements for $22,000 and $15,000. The notes will accrue interest at the rate of 10% per annum and are due on October 13, 2010.  The note holders may convert any portion of the notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.01.  The company recognized $16,958 and $-0- of interest expense as a result of this conversion feature as March 31, 2010 and 2009, respectively.

On August 27, 2009, we sold in a private placement, a promissory note in the amount of $60,000 to an investor in exchange for a participation agreement in an oil and gas prospect.  Interest has accrued on the outstanding principal balance from August 27, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $60,000 and $-0- of interest expense as a result of this conversion feature as March 31, 2010 and 2009, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of March 31, 2010, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to an investor in exchange for a land lease agreement.  Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009.  The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.   The company recognized $18,000 and $-0- of interest expense as a result of this conversion feature as of March 31, 2010 and 2009, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of March 31, 2010, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to a stockholder in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009.   The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The company recognized $18,000 and $-0- of interest expense as a result of this conversion feature as of March 31, 2010 and 2009, respectively.  The Company is currently in default on this note and related accrued interest.  The investor can covert this debt to shares of the Company’s common stock to satisfy these notes or make an immediate demand for payment.  As of March 31, 2010, the investor has not made demands for payment of this note.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

On March 4, 2009, we modified promissory notes in the amount of $202,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or  portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  The Company converted $7,250 of these notes into 725,000 shares of the Company’s common stock.  A balance of $195,250 remains on these promissory notes. The Company is currently in default on these notes and related accrued interest.  The note holders can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of March 31, 2010, no stockholders have made demands for payment of these loans.

During 2007, we sold in private placements, promissory notes totaling $50,000 to a stockholder.  Interest accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default.  The Company converted $12,000 of these notes into 1,200,000 shares of the Company’s common stock.  A balance of $38,000 remains on these promissory notes.  The Company is currently in default on these notes and related accrued interest.  The note holders can covert this debt to shares of the Company’s common stock to satisfy these notes.  As of March 31, 2010, no stockholders have made demands for payment of these loans.

NOTE 8 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Consulting Agreements.

On January 11, 2010 the Company issued 4,137 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $6,330 fair value of the shares issued as stock-based consulting.

On January 13, 2010 the Company issued 7,500 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $11,400 fair value of the shares issued as stock-based consulting.

On February 5, 2010 the Company issued 2,500 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $2,625 fair value of the shares issued as stock-based consulting.

On February 10, 2010 the Company issued 36,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $37,800 fair value of the shares issued as stock-based consulting.

On February 10, 2010 the Company issued 10,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $10,500 fair value of the shares issued as stock-based consulting.

On March 4, 2010 the Company issued 10,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $10,200 fair value of the shares issued as stock-based consulting.

 On March 15, 2010 the Company issued 10,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $7,700 fair value of the shares issued as stock-based consulting.

Option Agreement.  On August 3, 2009, we signed an Option Agreement allowing the Company to purchase up to a fifty percent working interest in the oil and gas exploration and development activities on 2,087 acres known as Medicine River Ranch.  This option is valid for one year or until a Definitive Participation Agreement is either entered into or rejected by both parties.  The Company issued 25,000 shares of restricted common stock upon execution of this agreement and an additional 75,000 shares of restricted common stock will be issued upon acceptance of a Definitive Participation Agreement.  On January 29, 2010, both parties agreed to cancel this option and the issued shares were returned to the Company.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 8 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY), CONTINUED

Employment Agreement. On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable. An expense of $900,000 was recognized for year ended March 31,2010.

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

Upon the resignation of Mr. Estra’s on December 29, 2009, 3,327,000  shares represented by certificates still held by the Company were contributed back to the Company for cancellation.  Mr. Estra received a total of 273,000 restricted shares and an expense of $131,040 was recognized for the year ended March 31,2010.

Note Conversion. During the year ended March 31, 2010, the Company converted a total of $21,250 of notes payable and $373 of interest payable from certain Note Holders into common stock of the Company.  The Company issued 2,125,000 shares of our common stock to satisfy the principal balances of the notes payable and 37,254 shares of our common stock to satisfy accrued interest of the notes payable.  A loss of $177,941 was recognized for the conversion of a $2,000 note during the year ended March 31, 2010.

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

NOTE 10 – STOCK OPTION PLAN

On February 6, 2008, the Board of Directors adopted the Signature Exploration and Production Corp. 2007 Amended Stock Option Plan (“2007 Plan”).  Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2010

NOTE 10 – STOCK OPTION PLAN, CONTINUED

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
These options are fully vested and represent the only options outstanding as of March 31, 2010.

We used the Black-Scholes option pricing model to determine the fair value of the option grant. We valued the stock grant based on the following assumptions:

Dividend Yield (per share)	0.0%

Volatility (%)	458.1%

Risk-free Interest Rate (%)	.42%

Expected Life	1 Year

NOTE 11 – SUBSEQUENT EVENT

On April 27, 2010, Signature Exploration and Production Corp. (the "Company") received the remaining balance due on the note agreement entered into on February 10, 2010.  The aggregate proceeds of the additional funds were $100,000 reflecting a 15% original issue discount to the Note holders.