Form 10-Q
period 2010-06-30
Signature Exploration & Production Corp.
filed 2010-08-16
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
                  [X] Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2010
Common stock,.0001 par value	7,071,104

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	June 30, 2010 (unaudited)	March 31, 2010

Current assets:
Cash	$1,928	$22,258
Debt issuance costs	67,015	75,823
Prepaid expenses and other current assets	10,450	450

Total current assets	79,393	98,531

Property and Equipment:

Oil and gas properties, unproven	101,000	168,189

Total assets	$180,393	$266,720

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$69	$-
Accrued interest	82,666	72,670
Other accrued expenses	20,487	19,000
Convertible notes from shareholders	435,958	426,708
Convertible notes from shareholders, at fair value	454,731	258,475
Derivative liability, at fair value	298,541	292,050

Total current liabilities	1,292,452	1,068,903

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 7,071,534 and 7,012,534 shares issued and outstanding for the quarter and year ended June 30, 2010 and March 31, 2010	707	701
Additional paid-in capital	4,232,106	4,190,012
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,668,649)	(3,316,673)

Total capital deficiency	(1,112,059)	(802,183)

Total liabilities and capital deficiency	$180,393	$266,720

See accompanying notes to the Condensed financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Statements of Operations (unaudited)
For the three months ended June 30, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to June 30, 2010

	2010	2009	Inception March 1, 2008 - June 30, 2010 (as restated)

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-

Stock compensation	-	-	2,018,140
Loss on oil and gas assets	67,189	-	67,189
Investor relations	62,070	-	565,879
General and administrative expenses	91,915	22,479	330,108

Loss from continuing operations	(221,174)	(22,479)	(2,981,316)

Other expense

Change in fair value of convertible notes	(78,613)	-	(36,882)
Change in fair value of warrants	(6,491)	-	54,196
Loss on extinguishment of debt	-	-	(177,941)
Loss on loan modification	-	-	(283,000)
Interest expense	(45,698)	(7,646)	(243,706)

Total other expenses	(130,802)	(7,646)	(687,333)

Net loss	$(351,976)	$(30,125)	$(3,668,649)

Weighted average common shares outstanding - basic and diluted	7,045,549	897,142	3,074,987

Net loss per share - basic and diluted	$(0.05)	$(0.03)	$(1.19)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
For the three months ended June 30, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to June 30, 2010

	2010	2009	Inception (March 1, 2008 - June 30, 2010

Cash flows from operating activities:
Net loss	$(351,976)	$(30,125)	$(3,668,649)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock compensation	32,100	-	2,137,510
Loss on oil and gas assets	67,189		67,189
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	78,613	-	36,882
Change in fair value of warrants	6,491	-	(54,196)
Non-cash interest	35,701	-	160,522
Changes in operating assets and liabilities:
Other assets	-	-	(450)
Accounts payable	69	(2,832)	(17,460)
Accrued interest	9,996	-	82,666
Accrued expenses	1,487	11,620	(2,067)
Net cash used in operating activities	(120,330)	(21,337)	(797,112)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Net cash used in investing activities	-	-	(72,189)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	100,000	18,000	870,500
Proceeds from issuance of debt	-	-	-
Net cash provided by financing activities	100,000	18,000	870,500

Net increase (decrease) in cash	(20,330)	(3,337)	1,199
Cash, beginning of period	$22,258	$4,032	$729
Cash, end of period	$1,928	$695	$1,98

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$-	$21,250
Stock issued to settle interest expense	$-	$-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operation, for the year ended March 31, 2010, contained in the Company's March 31, 2010 Annual Report on Form 10-K.

The Company's condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,345,000 as of June 30, 2010. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. The Company is currently in the process of acquiring and developing crude oil and natural gas leases. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. ("Signature" or "the Company") was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with Statements of Financial Accounting Standards 7, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of June 30, 2010. The Company's office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per Share. The Company's basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 52,147,535 common stock equivalent shares outstanding as of June 30, 2010. However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Oil and gas properties. In July 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. This change did not affect our financial statements as we did not have any activity until the second quarter. Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company's investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

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

Exploration costs, such as exploratory geological and geophysical costs, delay rentals and exploration overhead, are charged to expense as incurred. Exploratory drilling costs, including the cost of stratigraphic test wells, are initially capitalized but charged to exploration expense if and when the well is determined to be nonproductive. The determination of an exploratory well's ability to produce must be made within one year from the completion of drilling activities. The acquisition costs of unproved acreage are initially capitalized and are carried at cost, net of accumulated impairment provisions, until such leases are transferred to proved properties or charged to exploration expense as impairments of unproved properties.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements that will have a material impact on the Company's financial statements.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company's Level 1 assets include cash.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company's Level 2 assets and liabilities consist of notes and convertible notes payable. Due to the short term nature of its notes and convertible notes payable, the Company estimates the fair value of these assets and liabilities at their current basis.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 fair value elections are made on an instrument by instrument basis. The Company's Level 3 liabilities consist of convertible notes and detachable warrants accounted for as derivatives. These convertible notes are valued using internally developed valuation models, inputs to which include interest rates, stock price, and volatilities. Unobservable inputs used in these models are significant to the fair values of the liabilities.

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 4 - FAIR VALUE MEASUREMENTS, CONTINUED

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Cash	$1,928	$-	$-	$1,928
Convertible notes from stockholders	$-	$435,958	$-	$435,958
Convertible notes from stockholders, at fair value	$-	$-	$454,731	$454,731
Derivative liability	$-	$-	$298,541	$298,541

The following table presents the changes in Level 3 instruments measured on a recurring basis for the quarter ended June 30, 2010:

	Convertible Notes	Derivative Liability	Total
Balance, beginning of period	$258,475	$292,050	$550,525
Realized and unrealized gains (losses);
Included in other income (expense)	78,613	6,491	85,104
Included in other comprehensive income	-	-	-
Purchases, issuances, and settlements	117,643	-	117,673
Transfers in (out)	-	-	-
Balance, end of period	$454,761	$298,541	$753,502

The liabilities in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these liabilities during the periods presented. As a result, we were required to record accounting losses beyond our economic exposure. To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option. The liabilities were initially recorded in an amount equal to the undiscounted consideration received. These amounts are adjusted periodically using a Black Scholes option valuation model. The following assumptions were made in the Black-Scholes model: (1) risk free interest rate of 0.32% to 2.26%, (2) remaining contractual life of.41 to 4.79 years, (3) expected stock price volatility of 455.5% to 549.9%, and (4) expected dividend yield of zero.

NOTE 5 - OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and natural gas properties, unproven are as follows:

Prospect	Costs

Koliba	$67,189
Kennedy	60,000
Catron	36,000
Nettie Rhodes	5,000

Dry hole costs	(67,189)

Total	$101,000

Koliba Prospect - Bloomington TX

In October 2009, we acquired a 15% working interest in this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. Drilling began on this property on June 29, 2010 and was finished on July 19, 2010. After testing the well, it was determine that it was not financially feasible to complete the well and was subsequently capped. As a result of this, a loss on oil and gas assets was recognized in the amount of $67,189.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 5 - OIL AND GAS PROPERTIES, CONTINUED

Catron Prospect - Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico. The lease term is for ten years.

Kenedy Prospect - Kenedy County, TX

In August 2009, we acquired a 10% working interest with an option to acquire 10% on additional wells on a 980 acre prospect located in Kenedy County, Texas.

Nettie Rhodes Prospect - Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease consisting of approximately 160 acres.

NOTE 5 - CONVERTIBLE NOTES AND WARRANTS

February 2010 Convertible Notes and Warrants

On February 10, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942. The Company received aggregate proceeds of $200,000 on $235,295 of debts reflecting a 15% original issue discount to the Note holders. The remaining balance of $117,647 was received on April 27, 2010. The aggregate proceeds of the additional funds is $100,000 reflecting a 15% original issue discount to the Note holders.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company's obligation related to the transaction. The principle amount due on these notes is $352,942, whereas, the Company's aggregate fair value of the notes is $250,463 and the remaining $91,161 has been allocated to the derivative liability.

January 2010 Convertible Notes and Warrants

On January 13, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $64,706. The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 5 - CONVERTIBLE NOTES AND WARRANTS, CONTINUED

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company's obligation related to the transaction. The principle amount due on these notes is $64,706, whereas, the Company's aggregate fair value of the notes is $13,918 and the remaining $14,056 has been allocated to the derivative liability.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company's obligation related to the transaction. The principle amount due on these notes is $352,942, whereas, the Company's aggregate fair value of the notes is $190,350 and the remaining $193,324 has been allocated to the derivative liability.

Convertible Notes from Shareholders

	Convertible Notes	Accrued Interest
Balance, beginning of period	$426,708	$72,670
Amortization of beneficial conversion feature	9,250	-
Conversion to stock	-	-
Note issuances	-	-
Accrued interest	-	9,996
Balance, end of period	$435,958	$82,666

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

NOTE 5 - CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Convertible notes from shareholders accrue interest at a rate of 10 percent per annum. The note holders have the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holders will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company is currently in default on certain notes totaling $409,975 and related accrued interest. As of June 30, 2010, no stockholders have made demands for payment of these loans.

NOTE 6 - STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Consulting Agreements.

During the quarter ended June 30, 2010, the Company issued 30,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $32,100 fair value of the shares issued as stock-based consulting.

On April 19, 2010, the Company issued 28,571 shares to legal counsel as a retainer for services under the 2007 Plan. The shares were valued at fifty percent (50%) of the closing price on the date of issuance for a total of $10,000.

Item 2. Management's Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements, including those with respect to our operating results for 2008, are based upon current expectations and beliefs of the Company's management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading "Risk Factors" and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports filed with the Securities and Exchange Commission ("SEC").

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of "Flagstick Ventures, Inc." On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States. As of June 30, 2010, we have not yet generated revenues related to the energy operations.

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

The Company continues to operate with very limited capital. Since March 2008, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. The Company is currently attempting to raise sufficient funds to purchase leases of oil and gas properties. We can give no assurances that the Company will be able to purchase any leases. Each oil and gas property in which we obtain an interest in will have an operator who will be responsible for marketing production.

Unproven Properties

Koliba Prospect - Bloomington TX

In October 2009, we acquired a 15% working interest in this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. The prospect which is both a structural and strategraphic trap that includes a four way closure. Drilling began on this property on June 29, 2010 and was finished on July 19, 2010. After testing the well, it was determine that it was not financially feasible to complete the well and was subsequently capped.

Catron Prospect - Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico. The lease term is for ten years. We are evaluating options for the use of this land.

Kenedy Prospect - Kenedy County, TX

In August 2009, we acquired a 10% working interest with an option to acquire 10% on additional wells on a 980 acre prospect located in Kenedy County, Texas. A 3-D seismic has been performed on this property and reviewed by a geophysicist who has advised us of two potential targets for drilling.

Nettie Rhodes Prospect - Young County, Texas

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

Cash Requirements

We estimate that we will require an additional $1,440,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $45,000 for expenses related to general operations and $19,000 for a rent settlement. We will also need approximately $1,325,000 to repay $1,315,000 of notes payable and the related interest of approximately $83,000.

Based upon our cash position, we will need to raise additional capital prior by the end of the second quarter of 2011 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,440,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three months ended June 30, 2010 and June 30, 2009.

FINANCIAL INFORMATION

	2010	2009
Investor relations	62,000	-
Loss on oil and gas assets	67,000
General and administrative	91,000	22,000
Other expense	131,000	8,000
Net loss	$(351,000)	$(30,000)

Investor Relations. Investor relations expenses increased by approximately $62,000 in 2010.

Loss on Oil and Gas Assets. Loss on oil and gas assets increased by approximately $67,000 in 2010 due to the drilling of a dry well on the Koliba Prospect.

General and Administrative. General and administrative expenses increased by $69,000 in 2010 due to an increase in professional fees, travel, and state fees.

Other Expenses. Other expenses increased by $123,000 in 2010 due to a increase in the fair value of convertible notes and warrants of $85,000 and increase of $38,000 in interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during 2010.

Liquidity and Capital Resources

We had cash balances totaling approximately $2,000 as of June 30, 2010. Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $100,000 and $18,000 for the quarters ended June 30, 2010 and 2009.

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

Critical Accounting Policies

General

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of our financial statements are reasonable. The critical accounting policies affecting our financial reporting are summarized in Note 1 to the condensed financial statements included in this quarterly report. Policies involving the most significant judgments and estimates are summarized below.

Oil and Gas Activities

We follow the successful efforts method of accounting for our oil and gas activities. Accordingly, costs associated with the acquisition, drilling and equipping of successful exploratory wells are capitalized. Geological and geophysical costs, delay and surface rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Costs of drilling development wells are capitalized. Upon the sale or retirement of oil and gas properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to operations.

Fair Value of Financial Instruments

Effective May 1, 2008, we adopted guidance issued by the FASB on "Fair Value Measurements" for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on our financial position or operating results, but did expand certain disclosures.

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

In addition, the FASB issued, "The Fair Value Option for Financial Assets and Financial Liabilities," effective for May 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any of our qualifying financial instruments, other than those subject to recent acquisitions.

Equity-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

Future payments due on our contractual obligations as of June, 2010 are as follows:

Lease settlement liability	$19,000
Convertible notes from shareholders	436,000
Convertible notes from shareholders, at fair value	770,000
Accrued interest	83,000

Total	$1,308,000

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer have concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

February 2010 Convertible Notes and Warrants

On February 10, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942. The Company received aggregate proceeds of $200,000 on $235,295 of debts reflecting a 15% original issue discount to the Note holders. The remaining balance of $117,647 was received on April 27, 2010. The aggregate proceeds of the additional funds is $100,000 reflecting a 15% original issue discount to the Note holders.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company's obligation related to the transaction. See Note 4. The principle amount due on these notes is $352,942, whereas, the Company's aggregate fair value of the notes is $250,463 and the remaining $91,161 has been allocated to the derivative liability.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company's obligation related to the transaction. See Note 4. The principle amount due on these notes is $64,706, whereas, the Company's aggregate fair value of the notes is $13,918 and the remaining $14,056 has been allocated to the derivative liability.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company's obligation related to the transaction. See Note 4. The principle amount due on these notes is $352,942, whereas, the Company's aggregate fair value of the notes is $190,350 and the remaining $193,324 has been allocated to the derivative liability.

Convertible Notes from Shareholders

On February 23, 2010 we modified promissory notes in the amount of $2,000, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from February 6, 2008 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. The company recognized a loss of $2,000 on the loan modification as of March 31, 2010.

On October 20, 2009, we modified promissory notes in the amount of $78,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from January 13, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. The company recognized a loss of $78,500 on the loan modification as of March 31, 2010.

On October 13, 2009, the Company entered into two Convertible Note Agreements for $22,000 and $15,000. The notes will accrue interest at the rate of 10% per annum and are due on October 13, 2010. The note holders may convert any portion of the notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.01. The company recognized $16,958 of interest expense as a result of this conversion feature as of March 31, 2010.

On August 27, 2009, we sold in a private placement, a promissory note in the amount of $60,000 to an investor in exchange for a participation agreement in an oil and gas prospect. Interest has accrued on the outstanding principal balance from August 27, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. The company recognized $60,000 of interest expense as a result of this conversion feature as March 31, 2010. The Company is currently in default on this note and related accrued interest. The investor can covert this debt to shares of the Company's common stock to satisfy these notes or make an immediate demand for payment. As of June 30, 2010, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to an investor in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. The company recognized $18,000 of interest expense as a result of this conversion feature as of March 31, 2010. The Company is currently in default on this note and related accrued interest. The investor can covert this debt to shares of the Company's common stock to satisfy these notes or make an immediate demand for payment. As of June 30, 2010, the investor has not made demands for payment of this note.

On August 17, 2009, we sold in a private placement, a promissory note in the amount of $18,000 to a stockholder in exchange for a land lease agreement. Interest has accrued on the outstanding principal balance from August 17, 2009 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by this note into our common stock at a strike price equal to a $0.01. This note was due on November 20, 2009. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. The company recognized $18,000 of interest expense as a result of this conversion feature as of March 31, 2010. The Company is currently in default on this note and related accrued interest. The investor can covert this debt to shares of the Company's common stock to satisfy these notes or make an immediate demand for payment. As of June 30, 2010, the investor has not made demands for payment of this note.

On March 4, 2009, we modified promissory notes in the amount of $202,500, which are now included in convertible debt. Interest has accrued on the outstanding principal balance from October 10, 2006 at a rate of 10 percent per annum. The note holder has the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holder will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. The Company converted $7,250 of these notes into 725,000 shares of the Company's common stock. A balance of $195,250 remains on these promissory notes. The Company is currently in default on these notes and related accrued interest. The note holders can covert this debt to shares of the Company's common stock to satisfy these notes. As of June 30, 2010, no stockholders have made demands for payment of these loans.

During 2007, we sold in private placements, promissory notes totaling $50,000 to a stockholder. Interest accrued on the outstanding principal balance at a rate of 10 percent per annum. The note holder had the sole option of converting the principal represented by these notes into our common stock at a strike price equal to a $0.01. These notes are currently in default. The Company converted $12,000 of these notes into 1,200,000 shares of the Company's common stock. A balance of $38,000 remains on these promissory notes. The Company is currently in default on these notes and related accrued interest. The note holders can covert this debt to shares of the Company's common stock to satisfy these notes. As of June 30, 2010, no stockholders have made demands for payment of these loans.

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

During the quarter ended June 30, 2010, the Company issued 30,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $32,100 fair value of the shares issued as stock-based consulting.

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

The shares issued pursuant to this Agreement are subject to certain terms and conditions. The shares are represented by 36 certificates of 100,000 shares each. All Certificates not delivered to the Executive are being held by the Company. One certificate representing 100,000 shares will be delivered to the Executive on the 30th of each month beginning October 30, 2009. In the event that Mr. Weldon's employment pursuant to this agreement is terminated for any reason, the shares represented by certificates still held by the Company will be contributed back to the Company for cancellation.

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

On August 20, 2009, the Company issued 4,000,000 options to a consultant valued at $984,600 under the 2007 Plan. The option's exercise price is equal to fifty percent (50%) of the average closing bid price for the three day period prior to notice of exercise. The consultant will only be allowed to purchase shares upon the exercise of the option or portion thereof to the extent that, at the time of the purchase, the purchase will not result in the consultant beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

These options are fully vested and represent the only options outstanding as of December 31, 2010.

We used the Black-Scholes option pricing model to determine the fair value of the option grant. We valued the stock grant based on the following assumptions:

Dividend Yield (per share)	0.0%
Volatility (%)	458.1%
Risk-free Interest Rate (%)	.42%
Expected Life	1 Year

On April 19, 2010, the Company issued 28,571 shares to legal counsel as a retain for services under the 2007 Plan. The shares were valued at fifty percent (50%) of the closing price on the date of issuance for a total of $10,000.

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on all stockholder's loans totaling $409,750 and accrued interest of approximately $81,000. The Company may use the collateral of restricted shares of the Company's common stock to satisfy these notes. As of June 30, 2009, no stockholders have made demands for payment of these loans.

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

Date: August 16, 2010

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By: /s/ Steven Weldon
Name: Steven Weldon
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Steven Weldon	August 16, 2010
Name: Steven Weldon	(Date)
Title: Chief Executive Officer and Director