Form 10-Q
period 2010-09-30
Signature Exploration & Production Corp.
filed 2010-11-15
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2010
Common stock, .0001 par value	7,071,104

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

	September 30,
	2010 (unaudited)	March 31, 2010

Assets

Current assets:
Cash	$22,085	$22,258
Debt issuance costs	44,476	75,823
Prepaid expenses and other current assets	10,450	450

Total current assets	77,011	98,531

Property and Equipment:

Property and Equipment, less accumulated depreciation of $30	875	-
Oil and gas properties, unproven	101,001	168,189

Total assets	$178,887	$266,720

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$32,452	$-
Accrued interest	92,663	72,670
Other accrued expenses	19,000	19,000
Convertible notes from shareholders	445,208	426,708
Convertible notes from shareholders, at fair value	506,783	258,475
Derivative liability, at fair value	334,796	292,050

Total current liabilities	1,430,902	1,068,903

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 7,071,104 and 7,012,534 shares issued and outstanding for the quarter and year ended September 30, 2010 and March 31, 2010	707	701
Additional paid-in capital	4,232,106	4,190,012
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,808,605)	(3,316,673)

Total capital deficiency	(1,252,015)	(802,183)

Total liabilities and capital deficiency	$178,887	$266,720

See accompanying notes to the condensed financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Consolidated Statements of Operations (unaudited)
For the three and six months ended September 30, 2010 and 2009, and the Period from March 1, 2008 (Inception) to September 30, 2010

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Inception March 1, 2008 – September 30,
	2010	2009	2010	2009	2010

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Loss on oil and gas assets	-	-	67,189	-	67,189
Investor relations	1,185	-	63,255	-	567,064
General and administrative expenses	58,679	1,915,993	150,594	1,938,473	2,406,927

Loss from continuing operations	(59,864)	(1,915,993)	(281,038)	(1,938,473)	(3,041,180)

Other income/(expense)

Change in fair value of convertible notes	(22,728)	-	(101,341)	-	(59,610)
Change in fair value of warrants	(6,755)	-	(13,246)	-	47,441
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	-	-	-	(283,000)
Interest expense	(50,608)	(53,182)	(96,306)	(60,827)	(294,314)

Total other income/(expense)	(80,091)	(53,182)	(210,893)	(60,827)	(767,424)

Net loss	$(139,955)	$(1,969,175)	(491,931)	(1,999,300)	$(3,808,604)

Weighted average common shares outstanding – basic and diluted	7,071,104	1,013,467	7,058,326	955,305	3,474,598

Net loss per share - basic and diluted	$(0.02)	$(1.94)	$(0.07)	$(2.09)	$(1.10)

See accompanying notes to the unaudited financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the three months ended September 30, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to September 30, 2010

	2010	2009	Inception (March 1, 2008 – September 30, 2010

Cash flows from operating activities:
Net loss	$(491,931)	$(1,999,300)	$(3,808,604)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	42,100	1,887,100	2,137,510
Loss on oil and gas assets	67,189	-	67,189
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	101,340	-	59,610
Change in fair value of warrants	13,246	-	(47,441)
Depreciation expense	30		30
Non-cash interest	76,314	44,050	211,392
Changes in operating assets and liabilities:		-
Other assets	(10,000)	225	(450)
Accounts payable	32,452	10,695	14,923
Accrued interest	19,993	16,778	82,405
Accrued expenses	-	1,504	(3,554)

Net cash used in operating activities	(149,267)	(38,948)	(826,049)

Cash flows from investing activities:
Fixed asset acquisition	(906)	-	(906)
Investment in oil and gas properties	-	(5,000)	(72,189)

Net cash used in investing activities	(906)	(5,000)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	150,000	40,000	920,500

Net cash provided by financing activities	150,000	40,000	920,500

Net increase (decrease) in cash	(173)	(3,948)	21,356

Cash, beginning of period	$22,258	$4,032	$729

Cash, end of period	$22,085	$84	$22,085

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$-	$96,000	$96,000
Stock issued to settle convertible debt	$-	$-	$21,250
Stock issued to settle interest expense	$-	$-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2010, contained in the Company’s March 31, 2010 Annual Report on Form 10-K.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,485,000 as of September 30, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with Statements of Financial Accounting Standards 7, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of September 30, 2010. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Deferred tax items are reflected at the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.   Due to the uncertainty regarding the success of future operations, management has valued the deferred tax asset allowance at 100% of the related deferred tax assets.

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 67,597,576 common stock equivalent shares outstanding as of September 30, 2010.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements that will have a material impact on the Company’s financial statements.

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

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Cash	$22,085	$-	$-	$22,085
Convertible notes from stockholders	$-	$445,208	$-	$445,208
Convertible notes from stockholders, at fair value	$-	$-	$506,783	$506,783
Derivative liability	$-	$-	$334,796	$334,796

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended September 30, 2010:

	Convertible Notes	Derivative Liability	Total
Balance, beginning of period	$258,475	$292,050	$550,525
Realized and unrealized gains (losses);
Included in other income (expense)	101,341	13,246	114,587
Included in other comprehensive income	-	-	-
Purchases, issuances, and settlements	146,967	29,500	176,467
Transfers in (out)	-	-	-
Balance, end of period	$506,783	$334,796	$841,579

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The liabilities in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these liabilities during the periods presented. As a result, we were required to record accounting losses beyond our economic exposure. To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option. The liabilities were initially recorded in an amount equal to the undiscounted consideration received. These amounts are adjusted periodically using a Black Scholes option valuation model. The following assumptions were made in the Black-Scholes model: (1) risk free interest rate of 0.26% to 1.26%, (2) remaining contractual life of 1 to 4.9 years, (3) expected stock price volatility of 547%and (4) expected dividend yield of zero.

NOTE 5 – OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and natural gas properties, unproven are as follows:

Prospect	Costs

Koliba	$67,189
Kenedy	60,000
Catron	36,000
Nettie Rhodes	5,000

Dry hole costs	(67,189)

Total	$101,000

Koliba Prospect – Bloomington TX

In October 2009, we acquired a 15% working interest in this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. Drilling began on this property on June 29, 2010 and was finished on July 19, 2010. After testing the well, it was determined that it was not financially feasible to complete the well and was subsequently capped.   As a result of this, a loss on oil and gas assets was recognized in the amount of $67,189.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS

August 2010 Convertible Notes and Warrants

On August 17, and 27, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $58,824.  The Company received aggregate proceeds of $50,000 reflecting a 15% original issue discount to the Note holders.

The Notes are due on August 17, and 27, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 588,240 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $58,824, whereas, the Company’s aggregate fair value of the notes is $34,666 and $34,870 has been allocated to the derivative liability.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $295,678 and $125,670 has been allocated to the derivative liability.

On August 17, 2010, due to the issuance of convertible debt at $0.10 per share, the conversion price of these notes and warrants issued by the Company was reduced to $0.10 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $0.10 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $64,706, whereas, the Company’s aggregate fair value of the notes is $9,376 and $11,377 has been allocated to the derivative liability.

On August 17, 2010, due to the issuance of convertible debt at $0.10 per share, the conversion price of these notes and warrants issued by the Company was reduced to $0.10 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $0.10 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $167,066 and $159,879 has been allocated to the derivative liability.

On August 17, 2010, due to the issuance of convertible debt at $0.10 per share, the conversion price of these notes and warrants issued by the Company was reduced to $0.10 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $0.10 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

Convertible Notes from Shareholders

	Convertible Notes	Accrued Interest
Balance, beginning of period	$426,708	$72,670
Amortization of beneficial conversion feature	18,500	-
Conversion to stock	-	-
Note issuances	-	-
Accrued interest	-	19,993
Balance, end of period	$445,208	$92,663

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

The Company is currently in default on certain notes totaling $458,750 and related accrued interest.  As of September 30, 2010, no stockholders have made demands for payment of these loans.

NOTE 7 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of September 30, 2010, we have not yet generated revenues related to the energy operations.

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

The Company continues to operate with very limited capital. Since March in 2008, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. The Company is currently attempting to raise sufficient funds to purchase leases of oil and gas properties.  We can give no assurances that the Company will be able to purchase any leases.  Each oil and gas property in which we obtain an interest in will have an operator who will be responsible for marketing production.

Unproven Properties

Koliba Prospect – Bloomington TX

In October 2009, we acquired a 15% working interest in this well. The Koliba well prospect covers 143 acres over an anticlinal structure (target) located in the North McFaddin Field. The prospect which is both a structural and strategraphic trap that includes a four way closure. Drilling began on this property on June 29, 2010 and was finished on July 19, 2010. After testing the well, it was determined that it was not financially feasible to complete the well and was subsequently capped.

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

Cash Requirements

We estimate that we will require an additional $1,496,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $45,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $1,381,000 to repay $1,288,000 of notes payable and the related interest of approximately $93,000.

Based upon our cash position, we will need to raise additional capital prior by the end of the second quarter of fiscal 2011 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,496,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and six months ended September 30, 2010 and September 30, 2009.

FINANCIAL INFORMATION
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Investor relations	$1,000	-	$63,000	-
Loss on oil and gas assets	-	-	67,000	-
General and administrative	59,000	1,916,000	151,000	1,938,000
Other income/(expense)	(80,000)	(53,000)	(211,000)	(61,000)
Net income/( loss)	$(140,000)	$(1,969,000)	$(492,000)	$(1,999,000)

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

General and Administrative.  General and administrative expenses decreased by $1,857,000 in 2010.  This decrease can be attributed to professional fees of $954,500, employee compensation of $900,000 and $2,500 for an option to participate in an oil and gas lease, which were incurred in 2009, but did not reoccur in 2010.

Other Income/( Expenses).  Other expense increased by $27,000 in 2010 due to an increase in the fair value of convertible notes and warrants.

Comparison of the Six Months Ended September 30, 2010 and September 30, 2009

Investor Relations.  Investor relations expenses increased by approximately $63,000 in 2010.

Loss on Oil and Gas Assets.   Loss on oil and gas assets increased by approximately $67,000 in 2010 due to the drilling of a dry well on the Koliba Prospect.

General and Administrative.  General and administrative expenses decreased by $1,787,000 in 2010.  This decrease can be attributed to additional professional fees of $897,000 and additional employee compensation of $900,000 incurred in 2009, which were offset by an increase in travel expenses of $10,000 in 2010.

Other Income/( Expenses). Other expenses increased by $150,000 in 2010 due to an increase in the fair value of convertible notes and warrants of $114,000 and an increase of $36,000 in interest expense on notes payable and interest related to the amortization of the original issue discount of convertible notes issued during 2010.

Liquidity and Capital Resources

We had cash balances totaling approximately $22,000 as of September 30, 2010.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $150,000 and $40,000 for the six months ended September 30, 2010 and 2009.

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

Commitments

Aas of September 30, 2010, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2010.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective controls over period end financial disclosure and reporting processes including not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

Material Weaknesses

In our Form 10-K for the fiscal year ended March 31, 2010 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings nor is any of its property subject to pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Consulting Agreements

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on all stockholder’s loans totaling $458,750 and accrued interest of approximately $93,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of September 30, 2010, no stockholders have made demands for payment of these loans.

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

Date:      November 15, 2010

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:	/s/ Steven Weldon
Name: Steven Weldon
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	November 15, 2010
Name: Steven Weldon		(Date)
Title: Chief Executive Officer and Director