Form 10-Q
period 2010-12-31
Signature Exploration & Production Corp.
filed 2011-02-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2011
Common stock, .0001 par value	7,101,104

  SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

  SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

	December 31,	March 31,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash	$2,136	$22,258
Debt issuance costs	15,617	75,823
Prepaid expenses and other current assets	10,450	450

Total current assets	28,203	98,531

Property and Equipment:

Property and Equipment, less accumulated depreciation of $150	755	-
Oil and gas properties, unproven	41,001	168,189

Total assets	$69,959	$266,720

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$-	$-
Accrued interest	102,676	72,670
Other accrued expenses	19,000	19,000
Convertible notes from shareholders	446,750	426,708
Convertible notes from shareholders, at fair value	498,157	258,475
Derivative liability, at fair value	325,880	292,050

Total current liabilities	1,392,463	1,068,903

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 7,101,104 and 7,012,534 shares issued and outstanding for the quarter and year ended December 31, 2010 and March 31, 2010	710	701
Additional paid-in capital	4,264,202	4,190,012
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,911,193)	(3,316,673)

Total capital deficiency	(1,322,502)	(802,183)

Total liabilities and capital deficiency	$69,959	$266,720

See accompanying notes to the condensed financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Operations (unaudited)
For the three and nine months ended December 31, 2010 and 2009, and the Period from March 1, 2008 (Inception) to December 31, 2010

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Inception March 1, 2008 – December 31,
	2010	2009	2010	2009	2010
Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Loss on oil and gas assets	60,074	-	127,188	-	127,188
Investor relations	750	238,112	64,005	238,344	567,814
General and administrative expenses	18,893	166,218	169,561	2,104,468	2,425,895

Loss from continuing operations	(79,717)	(404,330)	(360,754)	(2,342,802)	(3,120,897)

Other income/(expense)

Change in fair value of convertible notes	8,626	-	(92,715)	-	(50,984)
Change in fair value of warrants	8,916	-	(4,330)	-	56.357
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	(78,500)	-	(78,500)	(283,000)
Interest expense	(40,414)	(74,890)	(136,721)	(135,718)	(334,728)

Total other income/(expense)	(22,872)	(153,390)	(233,766)	(214,218)	(790,296)

Net loss	$(102,590)	$(557,720)	(594,520)	(2,557,020)	$(3,911,193)

Weighted average common shares outstanding – basic and diluted	7,097,771	8,344,878	7,071,474	3,418,496	3,803,978

Net loss per share - basic and diluted	$(0.01)	$(0.07)	$(0.08)	$(0.75)	$(1.03)

See accompanying notes to the unaudited financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the three months ended December 31, 2010 and 2009,
and the Period from March 1, 2008 (Inception) to December 31, 2010

	2010	2009	Inception (March 1, 2008 – December 31, 2010

Cash flows from operating activities:
Net loss	$(594,520)	$(2,557,020)	$(3,911,193)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation, consulting	74,200	2,018,140	2,179,611
Loss on oil and gas assets	127,188	-	127,188
Loss on loan modification	-	78,500	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	92,715	-	50,984
Change in fair value of warrants	4,330	-	(56,357)
Depreciation expense	150	-	150
Non-cash interest	106,714	108,122	241,792
Changes in operating assets and liabilities:		-
Other assets	(10,000)	225	(10,450)
Accounts payable	-	(230)	(17,529)
Accrued interest	30,007	27,596	92,419
Accrued expenses	-	(2,243)	(3,554)

Net cash used in operating activities	(169,216)	(326,910)	(845,998)

Cash flows from investing activities:
Fixed asset acquisition	(906)	-	(906)
Investment in oil and gas properties	-	(20,776)	(72,189)

Net cash used in investing activities	(906)	(20,776)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	150,000	377,000	920,500

Net cash provided by financing activities	150,000	377,000	920,500

Net increase (decrease) in cash	(20,122)	29,314	1,407

Cash, beginning of period	$22,258	$4,032	$729

Cash, end of period	$2,136	$33,346	$2,216

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$-	$96,000	$96,000
Stock issued to settle convertible debt	$-	$17,250	$21,250
Stock issued to settle interest expense	$-	$-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2010

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,587,000 as of December 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance withthe FASB ASC, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2010. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2010

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 63,597,576 common stock equivalent shares outstanding as of December 31, 2010.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Oil and gas properties.  In July 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. This change did not affect our financial statements as we did not have any activity until the second quarter. Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and accumulated costs as of the balance sheet date.

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
December 31, 2010

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

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Cash	$2,136	$-	$-	$2,136
Convertible notes from stockholders	$-	$446,750	$-	$446,750
Convertible notes from stockholders, at fair value	$-	$-	$498,157	$498,157
Derivative liability	$-	$-	$325,880	$325,880

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended December 31, 2010:

	Convertible Notes	Derivative Liability	Total
Balance, beginning of period	$258,475	$292,050	$550,525
Realized and unrealized gains (losses);
Included in other income (expense)	92,715	4,330	97,045
Included in other comprehensive income	-	-	-
Purchases, issuances, and settlements	146,967	29,500	176,467
Transfers in (out)	-	-	-

Balance, end of period	$498,157	$325,880	$824,037

 SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
December 31, 2010

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The liabilities in the preceding tables were measured at fair value due to events or circumstances the Company identified that significantly impacted the fair value of these liabilities during the periods presented. As a result, we were required to record accounting losses beyond our economic exposure. To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option. The liabilities were initially recorded in an amount equal to the undiscounted consideration received. These amounts are adjusted periodically using a Black Scholes option valuation model. The following assumptions were made in the Black-Scholes model: (1) risk free interest rate of 0.29% to 2.01%, (2) remaining contractual life of 1 to 4.67 years, (3) expected stock price volatility of 547% and (4) expected dividend yield of zero.

NOTE 5 – OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and natural gas properties, unproven are as follows:

Prospect	Costs
Koliba	$67,189
Kenedy	60,000
Catron	36,000
Nettie Rhodes	5,000

Dry hole costs	(127,189)

Total	$41,000

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

Kenedy Prospect – Kenedy County, TX

In August 2009, we acquired a 10% working interest with an option to acquire 10% on additional wells on a 980 acre prospect located in Kenedy County, Texas.  Drilling began on this property November 2010 and was finished in December 2010. After testing the well, it was determined that it was not financially feasible to continue with the well and the Company chose not to participate in the completion of the well.   As a result of this, a loss on oil and gas assets was recognized in the amount of $60,000.

Nettie Rhodes Prospect – Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease consisting of approximately 160 acres.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2010

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS

August 2010 Convertible Notes and Warrants

On August 17, and 27, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $58,824.  The Company received aggregate proceeds of $50,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $58,824, whereas, the Company’s aggregate fair value of the notes is $33,372 and $33,618 has been determined to be the fair value of the derivative liability.

February 2010 Convertible Notes and Warrants

On February 10, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $200,000 on $235,295 of debts reflecting a 15% original issue discount to the Note holders.  The remaining balance of $117,647 was received on April 27, 2010.  The aggregate proceeds of the additional funds is $100,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $291,669 and $125,591 has been determined to be the fair value of the derivative liability.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2010

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

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

January 2010 Convertible Notes and Warrants

On January 13, 2010, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $64,706.  The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

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

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $64,706, whereas, the Company’s aggregate fair value of the notes is $9,153 and $11,245 has been determined to be the fair value of the derivative liability.

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

December 2009 Convertible Notes and Warrants

On December 7, 2009, Signature Exploration and Production Corp. (the "Company") entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes were due on December 7, 2010 and currently in default.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of this Note, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 504,203 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

 SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2010

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company made a fair value election to account for the complete package of debt and warrants as it provides the best indicator of the Company’s obligation related to the transaction.  The principal amount due on these notes is $352,942, whereas, the Company’s aggregate fair value of the notes is $163,966 and $155,426 has been determined to be the fair value of the derivative liability.

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

Convertible Notes from Shareholders

	Convertible Notes	Accrued Interest
Balance, beginning of period	$426,708	$72,670
Amortization of beneficial conversion feature	20,042	-
Conversion to stock	-	-
Note issuances	-	-
Accrued interest	-	30,006
Balance, end of period	$446,750	$102,676

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

The Company is currently in default on certain notes totaling $799,692 and related accrued interest.  As of December 31, 2010, no stockholders have made demands for payment of these loans.

NOTE 7 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Consulting Agreements.

During the nine month ended December 31, 2010, the Company issued 60,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $64,200 fair value of the shares issued as stock-based consulting.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of December 31, 2010, we have not yet generated revenues related to the energy operations.

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

Kenedy Prospect – Kenedy County, TX

In August 2009, we acquired a 10% working interest with an option to acquire 10% on additional wells on a 980 acre prospect located in Kenedy County, Texas. A 3-D seismic has been performed on this property and reviewed by a geophysicist who has advised us of two potential targets for drilling.  .  Drilling began on this property November 2010 and was finished in December 2010. After testing the well, it was determined that it was not financially feasible to continue with the well and the Company chose not to participate in the completion of the well.

Nettie Rhodes Prospect – Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease.  The Nettie Rhodes Lease is located in the southwest corner of Young County, Texas.  It is approximately nine miles north east of the town of Woodson, Texas and consists of approximately 160 acres.  The land is on the west flank of the Bend Arch located in central Texas.  There are currently five wells on properties adjacent to this lease that are producing oil and natural gas.  We are currently evaluating and obtaining cost estimates to perform a 3-D seismic on this lease.

Cash Requirements

We estimate that we will require an additional $1,506,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $45,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $1,391,000 to repay $1,288,000 of notes payable and the related interest of approximately $103,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2011 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,506,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and nine months ended December 31, 2010 and December 31, 2009.

FINANCIAL INFORMATION

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Investor relations	$1,000	238,000	$64,000	238,000
Loss on oil and gas assets	60,000	-	127,000	-
General and administrative	19,000	166,000	169,000	2,106,000
Other income/(expense)	(23,000)	(153,000)	(234,000)	(214,000)
Net income/( loss)	$(103,000)	$(557,000)	$(594,000)	$(2,557,000)

Comparison of the Three Months Ended December 31, 2010 and December 31, 2009

Investor Relations.  Investor relations expenses decreased by approximately $237,000 in 2010.

General and Administrative.  General and administrative expenses decreased by $147,000 in 2010.  This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses).  Other expense decreased by $130,000 in 2010 due to decreases in loan modifications of $79,000, a decrease of $17,000 in the fair value of convertible notes and warrants, and a $58,000 decrease in interest related to the beneficial conversion features of convertible notes.   There was an increase in interest expense of $24,000, which partiallly offsetthe decreases.

Loss on Oil and Gas Assets.   Loss on oil and gas assets increased by approximately $60,000 in 2010 due to the drilling of a dry well on the Kenedy Prospect.

Comparison of the Nine Months Ended December 31, 2010 and December 31, 2009

Investor Relations.  Investor relations expenses decreased by approximately $174,000 in 2010.

Loss on Oil and Gas Assets.   Loss on oil and gas assets increased by approximately $127,000 in 2010 due to the drilling of dry wells on the Koliba and Kenedy Prospect.

General and Administrative.  General and administrative expenses decreased by $1,937,000 in 2010.  This decrease can be attributed to professional fees of $915,000 and employee compensation of $1,031,000 incurred in 2009, which were offset by an increase in travel expenses of $9,000 in 2010.

Other Income/( Expenses). Other expenses increased by $20,000 in 2010 due to an increase in the fair value of convertible notes and warrants of $97,000 and an increase of $85,000 in interest expense on notes payable and interest related to the amortization of the original issue discount of convertible notes issued during 2010.  There was a decrease of $79,000 related to loan modifications and a $83,000 decrease in interest related to the beneficial conversion features of convertible notes
Liquidity and Capital Resources

We had cash balances totaling approximately $2,000 as of December 31, 2010.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $150,000 and $377,000 for the nine months ended December 31, 2010 and 2009.

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

The Company elected measures certain convertible debts and derivative  liabilities at fair market value.  We elected the fair value option to mitigate the divergence between accounting losses and economic exposure.  The liabilities were initially recorded in an amount equal to the undiscounted consideration received. These amounts are adjusted periodically using a Black Scholes option valuation model. The following assumptions were made in the Black-Scholes model: (1) risk free interest rate of 0.29% to 2.01%, (2) remaining contractual life of 1 to 4.67 years, (3) expected stock price volatility of 547% and (4) expected dividend yield of zero.

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

Commitments

As of December 31, 2010, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2010.

Based on his evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective. Material weaknesses in the controls over period end financial disclosure and reporting processes included not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Consulting Agreements

During the nine months ended December 31, 2010, the Company issued 60,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $64,200 fair value of the shares issued as stock-based consulting.

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

Item 3. Defaults Upon Senior Securities.

At December 31, 2010 to Company is in default on stockholder’s loans totaling $799,692 and accrued interest of approximately $103,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of December 31, 2010, no stockholders have made demands for payment of these loans.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Date: February 14, 2011	By:	/s/ Steven Weldon
Name: Steven Weldon
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	February 14, 2011
	Name: Steven Weldon	(Date)
Title: Chief Executive Officer and Director