Form 10-K
period 2011-03-31
Signature Exploration & Production Corp.
filed 2011-07-11
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2011

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

$0.0001 Par Value Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes        No      ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed first quarter, based on the closing price on that date of $0.189 on the Over the Counter Bulletin Board, was approximately $636,000.

Documents Incorporated by Reference
None

i

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

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2011, we have not yet generated revenues or incurred expenses related to the energy operations.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol SXLP.

Our principal executive offices are located at 3200 Southwest Freeway, Suite 3300, Houston, Texas, 77027. Our telephone number is (888) 898-3594.

Business Strategy

We intend to build our business through the acquisition of non-producing and producing oil and natural gas properties located in North America. The current landscape for acquiring oil and gas properties is quite challenging, and, at the same time, quite compelling.  We will endeavor to identify the most attractive drillbit opportunities, while adhering to strict internal transaction and risk management guidelines and maintaining regard for both engineering and capital structure. We will strive to insure that incremental economics generate acceptable rates of return, thus creating significant value for our shareholders. By doing so, Signature expects to benefit from management's large proprietary deal flow, extensive industry contacts, and relationships within the energy financial community.

Our search for oil and gas properties has been initially directed towards small and medium-sized oil and natural gas opportunities, in order to minimize front-end dilution. We are presently seeking lower risk property interests, and those properties which exhibit multi-zone stacked pay, in order to mitigate drilling risk. In building our portfolio of oil and gas interests, we may include non-operated and operated projects. The following are some of our investment and/or drilling related criteria:

•	Developmental drilling in proved producing areas;
•	Scalable acreage position;
•	Availability of deeper pool opportunities;
•	Stacked pay;
•	Acceptable incremental drillbit economics, high internal rate of return via developmental drilling, recompletions and workovers.

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

Employees

We currently have three employees. They are not covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor.

ITEM 1A.	RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $5,578,000 as of March 31, 2011. In addition, we have consumed net cash used in operating activities of approximately $ 184,000 and $542,000 for the years ended March 31, 2011 and 2010, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2011. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Possible issuance of additional shares may impact the price of our stock

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock. Approximately 88% of our authorized common stock remains un-issued as of June 30, 2011.   Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

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

Fiscal Year 2011	High ($)	Low ($)
Fourth Quarter	$0.15	$0.10
Third Quarter	$0.30	$0.11
Second Quarter	$0.30	$0.10
First Quarter	$0.83	$0.26
Fiscal Year 2010
Fourth Quarter	$1.55	$0.46
Third Quarter	$1.01	$0.25
Second Quarter	$0.25	$0.08
First Quarter	$1.10	$0.05

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

Recent Sales of Unregistered Securities

March 2011 Convertible Notes and Warrants

During March 2011, the Company entered into two Convertible Note Agreements ("Notes") for a total of $70,590.  The Company received aggregate proceeds of $60,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in March 2012.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 705,900 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

August 2010 Convertible Notes and Warrants

During August 2010, the Company entered into two Convertible Note Agreements ("Notes") for a total of $58,824.  The Company received aggregate proceeds of $50,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in August 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

February 2010 Convertible Notes and Warrants

On February 10, 2010, the Company entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000  $ reflecting a 15% original issue discount to the Note holders.

The Notes were due on February 10, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.65. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Due to the issuance of convertible debt in August 2010at $0.10 per share, the conversion price of these notes and warrants issued by the Company was reduced to $0.10 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $0.10 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

January 2010 Convertible Notes and Warrants

On January 13, 2010, the Company entered into two Convertible Note Agreements ("Notes") for a total of $64,706.  The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders.

The Notes were due on January 13, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Due to the issuance of convertible debt in August 2010 at $0.10 per share, the conversion price of these notes and warrants issued by the Company was reduced to $0.10 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $0.10 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

December 2009 Convertible Notes and Warrants

On December 7, 2009, the Company entered into two Convertible Note Agreements ("Notes") for a total of $352,942.  The Company received aggregate proceeds of $300,000 reflecting a 15% original issue discount to the Note holders.

The Notes were due on December 7, 2010.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Due to the issuance of convertible debt in August 2010 at $0.10 per share, the conversion price of these notes and warrants issued by the Company was reduced to $0.10 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $0.10 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

Consulting Agreements

During the year ended March 31, 2011, the Company issued 60,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $62,400 fair value of the shares issued as stock-based consulting.

On April 19, 2010, the Company issued 28,571 shares to legal counsel as a retainer for services in the amount of $10,000.

During fiscal year 2010 the Company issued 80,137 shares of its restricted common stock pursuant to various Consulting Services Agreements. The Company recorded the $89,255 fair value of the shares issued as stock based consulting.

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

Employment Agreements

Employment Agreement. On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable. An expense of $900,000 was recognized for year ended March 31,2010.    In the event that Mr. Weldon’s employment pursuant to this agreement is terminated for any reason, 100,000 shares per month remaining on the contract will be contributed back to the Company for cancellation.

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

Upon the resignation of Mr. Estra’s on December 29, 2009, 3,327,000 shares represented by certificates still held by the Company were contributed back to the Company for cancellation.  Mr. Estra received a total of 273,000 restricted shares and an expense of $131,040 was recognized for the year ended March 31, 2010.

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

On August 20, 2009, the Company issued 4,000,000 options to a consultant valued at $984,600 under the 2007 Plan. The option’s exercise price is equal to fifty percent (50%) of the average closing bid price for the three day period prior to notice of exercise. The consultant will only be allowed to purchase shares upon the exercise of the option or portion thereof to the extent that, at the time of the purchase, the purchase will not result in the consultant beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. These options expired on August 20, 2010.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2011, we have not yet generated revenues or incurred expenses related to the energy operations.

Plan of Operation

Our primary strategy is to develop existing acreage position through the drillbit in order to accrete significant value to our stockholders. The company will continue to seek those acquisitions of select properties that have been identified as attractive, both technically and geologically, and possess meaningful upside potential.

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

Cash Requirements

We estimate that we will require an additional $1,616,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $80,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $1,466,000 to repay $1,347,000 of notes payable and the related interest of approximately $119,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2012 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,616,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended March 31, 2011 and March 31, 2010.

FINANCIAL INFORMATION

	2011	2010
Loss on oil and gas properties	$132,000	$-
Stock compensation	67,000	2,018,000
Investor relations	64,000	504,000
General and administrative	120,000	112,000
Other expense	202,000	331,000
Net loss	$(585,000)	$(2,965,000)

Loss on oil and gas properties. Loss on oil and gas properties increased by $132,000 due to the abandonment of dry holes during fiscal year 2011 as compared to none being abandoned during fiscal year 2010.

Stock Compensation.  Stock compensation expenses decreased in 2011.  This decrease can be attributed to employee compensation of $1,031,000 and consulting expense of $987,000 being incurred during fiscal year 2010 and only $67,000 of consulting expense being incurred during fiscal year 2011.

Investor Relations.  Investor relations expenses decreased by approximately $440,000 in 2011.  Investor relations were limited in 2011 as a cost savings measure.

General and Administrative.  General and administrative expenses increased by $8,000 in 2011 due to an increase in travel and professional fees.

Other Expenses.  Other expenses decreased by $129,000 in 2011 due to a loss in the fair value of convertible notes and warrants, a reduction in loan modifications loss, a reduction of interest on beneficial conversion features and an increase in the amortization of original issuance discounts.

Liquidity and Capital Resources

We had cash balances totaling approximately $48,000 as of March 31, 2011.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $900 and $72,000 of cash used in investing activities for the purchase of equipment in 2011 and the purchase of oil and gas leases for the year ended March 31, 2010.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $210,000 and $632,500 for the years ended March 31, 2011 and 2010.

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

Convertible notes issued with detachable warrants were measured at fair value, in accordance with ASC Topic 825-10-15, as one instrument, and that fair value was allocated to each component.  The Company made the fair value election due to this methodology providing a fairer representation of the economic substance of the transaction within the fair value hierarchy. Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the instruments using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. The factors considered in developing those assumptions included; the Company’s inability to attract investment at terms more favorable to the Company, the lack of success in developing oil properties thus far, the continuing reduction in the net assets of the Company and the Company’s history of default on currently outstanding debt.

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.29% to 2.01%, (2) remaining contractual life of 1 to 4.98 years, (3) expected stock price volatility of 445% and (4) expected dividend yield of zero.

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

Commitments

Except as shown in the following table, as of March 31, 2011, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2011 are as follows:

Lease settlement liability	$19,000
Convertible notes from shareholders	447,000
Convertible notes from shareholders, at face value	441,000
Accrued interest	119,000

Total	$1,026,000

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Financial Officer concluded as of March 31, 2011 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Management believes that the material weaknesses set forth above did not have an adverse effect on our financial results.

Management’s Remediation Initiatives

As a result of our findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Although we have not remedied these issues in the past fiscal year, we anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2012.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by March 31, 2012.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 30, 2011, and the positions currently held by each are as follows:

Name	Age	Position
Alan Gaines	55	Chief Executive Officer and Chairman
Dr. Amiel David	70	Chief Operating Officer
Steven Weldon	35	Chief Financial Officer and Director

Alan D. Gaines served as Chairman of the Board of Directors of Dune Energy from May 2001 to April 2011 and as the Chief Executive Officer from May 2001 to April 17, 2007. From April 2005 until August 2007, Mr. Gaines served as Vice Chairman of Baseline Oil & Gas Corp. From April 2005 until September 2007, he served as Chief Executive Officer of Cross Canyon Energy Corp. Mr. Gaines has over 25 years of experience as an energy investment and merchant banker. In 1983, he co-founded Gaines, Berland Inc., an investment bank and brokerage firm, specializing in global energy markets, with particular emphasis given to small to medium capitalization companies involved in exploration and production, pipelines, refining and marketing, and oilfield services. Mr. Gaines holds a B.B.A. in Finance from Baruch College, and an M.B.A. in Finance (with distinction) from Zarb School, Hofstra University School of Graduate Management.

Dr. Amiel David has been a manager at PeTech Enterprises, Inc., a family owned oil and gas business since 1982 until present.  From 2008 to the present Dr. David is an owner of Amrich Energy, Inc, an oil production company. From 2005 and 2006, Dr. David was the President and COO of Dune Energy, Inc. In 2007 and 2008, Dr. David was a Senior Advisor to the Board of Directors of Dune Energy, Inc. Dr. David has over 40 years of experience as an engineer and energy investor.  Dr. David has a BS—Petroleum Engineering from Tulsa University, an MSE—Chemical Engineering  from the University of Pennsylvania, an MBA from the University of Pittsburgh), and a PhD—Petroleum Engineering from Stanford University.

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

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2011, 2010 and 2009.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Steven Weldon, CEO, President and Director	2011	30,000	-	-	-	-	-	-	30,000
	2010	30,000	-	900,000	-	-	-	-	930,000
	2009	30,000	-	-	-	-	-	-	30,000

Jordan Estra, former CEO, President and Director	2011	-	-	-	-	-	-	-	-
	2010	-	-	131,040	-	-	-	-	131,040
	2009	-	-	-	-	-	-	-	-

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

The following table presents information known to us, as of June 30, 2011, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers and directors; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 31,125,930 shares of common stock outstanding as of June 30, 2011.  A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned

Alan Gaines	12,012,413	38.6%

Dr. Amiel David	12,012,413	38.6%

Steven Weldon	3,745,212	12.0%

All directors and officers (3 person)	27,770,083	89.2%
___________
(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 3200 Southwest Freeway, Suite 3300, Houston, TX 77027.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2011	Fiscal 2010
Audit Fees(1)	$51,000	$34,000
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$51,000	$34,000

All other Fees(4)	-0-	-0-

Total	$51,000	$34,000

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 11, 2011
	By:	/s/ Alan Gaines
	Name:	Alan Gaines
	Title:	Chief Executive Officer, President and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 11, 2011
	By:	/s/ Alan Gaines
	Name:	Alan Gaines
	Title:	Chief Executive Officer, President and Director

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 11, 2011
	By:	/s/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Signature Exploration and Production Corp.  We have audited the accompanying balance sheets of Signature Exploration and Production Corp. as of March 31, 2011 and  2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year  period ended March 31, 2011 and from inception (March 1, 2008) to date. Signature Exploration and Production Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Exploration and Production Corp. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011 and from inception to date, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the Company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of exploration activities. These factors and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Bailey & Company, Ltd.
Reno, NV
July 11, 2011

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Balance Sheets

Assets
	March 31,	March 31,
	2011	2010

Current assets:
Cash	$47,692	$22,258
Debt issuance costs	14,329	75,823
Prepaid expenses and other current assets	5,913	450

Total current assets	67,934	98,531

Property and Equipment:

Property and Equipment, less accumulated depreciation of $270	635	-
Oil and gas properties, unproven	36,000	168,189

Total property and equipment	36,635	168,189

Total assets	$104,569	$266,720

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$363	$-
Accrued interest	119,031	72,670
Other accrued expenses	19,000	19,000
Convertible notes from shareholders	446,750	426,708
Convertible notes from shareholders, at fair value	440,775	258,475
Derivative liability, at fair value	393,726	292,050

Total current liabilities	1,419,645	1,068,903

Commitments and contengencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 7,101,104 and 7,012,534 shares issued and outstanding for the years ended March 31, 2011 and 2010	710	701
Additional paid-in capital	4,262,403	4,190,012
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,901,966)	(3,316,673)

Total capital deficiency	(1,315,076)	(802,183)

Total liabilities and capital deficiency	$104,569	$266,720

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations
For the years ended March 31, 2011 and 2010,
and the Period from March 1, 2008 (Inception) to March 31, 2011

	2011	2010	Inception March 1, 2008 – March 31, 2011

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-	-

Loss on oil and gas properties	132,189	-	132,189
Stock compensation	66,938	2,018,140	2,085,078
Investor relations	64,005	503,809	567,814
General and administrative expenses	120,288	113,556	358,482

Loss from continuing operations	(383,420)	(2,635,505)	(3,143,563)

Other income/(expense)
Change in fair value of convertible notes	(137)	41,731	41,594
Change in fair value of warrants	(36,782)	60,687	23,905
Loss on extinguishment of debt	-	(177,941)	(177,941)
Loss on loan modification	-	(80,500)	(283,000)
Interest expense	(164,954)	(173,333)	(362,962)

Total other expenses	(201,873)	(329,356)	(758,404)

Net loss	$(585,293)	$(2,964,861)	$(3,901,967)

Weighted average common shares outstanding – basic and diluted	7,078,882	4,270,373	4,078,738

Net loss per share - basic and diluted	$(0.08)	$(0.69)	$(0.96)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Statements of Stockholders’ Equity (Capital Deficiency)
For the years ended March 31, 2011 and 2010,
and the Period from March 1, 2008 (Inception) to March 31, 2011

				Deficit	Deficit
				accumulated	accumulated
			Additional	Related to	during
	Common stock		paid-in	abandoned	exploration
	Shares	Amount	capital	activities	stage	Total
Balance, March 1, 2008	886,816	$89	$1,469,648	$(1,676,223)	$-		$(206,486)

Net loss	-	-	-	-	(9,845)		(9,845)

Balance, March 31, 2008	886,816	$89	$1,469,648	$(1,676,223)	(9,845)		$(216,331)

Issuance of stock as compensation, in March 2009	10,326	1	515	-	-		516

Loss on loan modification	-	-	202,500	-	-		202,500

Net loss	-	-	-	-	(341,967)		(341,967)

Balance, March 31, 2009	897,142	$90	$1,672,663	$(1,676,223)	$(351,812)	$	(355,282)

Issuance of stock for debt conversions	2,162,254	216	21,406	-	-		21,622

Compensation expense – employment contracts	3,873,000	387	1,030,653	-	-		1,031,040

Compensation expense – stock option	-	-	984,600	-	-		984,600

Compensation expense – consulting	80,137	8	89,249	-	-		89,257

Beneficial conversion features	-	-	133,000	-	-		133,000

Loss on loan modification	-	-	258,441	-	-		258,441

Net loss	-	-	-	-	(2,964,861)		(2,964,861)

Balance, March 31, 2010	7,012,534	$701	$4,190,012	$(1,676,223)	$(3,316,673)	$	(802,183)

Compensation expense – consulting	60,000	6	62,394	-	-		62,400

Legal Retainer	28,570	3	9,997	-	-		10,000

Net loss	-	-	-	-	(585,293)		(585,293)

Balance, March 31, 2011	7,101,104	$710	$4,262,403	$(1,676,223)	$(3,901,966)	$	(1,315,076)

See accompanying notes to financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Cash Flows
For the years ended March 31, 2011 and 2010,
and the Period from March 1, 2008 (Inception) to March 31, 2011

	2011	2010	Inception (March 1, 2008 – March 31, 2011

Cash flows from operating activities:
Net loss	$(585,293)	$(2,964,861)	$(3,901,967)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	270	-	270
Loss on oil and gas assets	132,189	-	132,189
Stock compensation	66,938	2,104,894	2,172,349
Loss on loan modification	-	80,500	283,000
Loss on extinguishment of debt	-	177,941	177,941
Change in fair value of convertible notes	137	(41,731)	(41,594)
Change in fair value of warrants	36,782	(60,687)	(23,905)
Non-cash interest	164,954	173,333	362,445
Changes in operating assets and liabilities:
Other assets	-	225	(450)
Accounts payable	363	(8,439)	(17,166)
Accrued expenses	-	(2,760)	(3,554)

Net cash used in operating activities	(183,660)	(541,585)	(860,442)

Cash flows from investing activities:

Investment in oil and gas properties	-	(72,189)	(72,189)
Purchase of property and equipment	(906)	-	(906)

Net cash used in investing activities	(906)	(72,189)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	210,000	632,000	980,500

Net cash provided by financing activities	210,000	632,000	980,500

Net increase (decrease) in cash	25,434	18,266	46,963

Cash, beginning of year	$22,258	$4,032	$729

Cash, end of year	$47,692	$22,258	$47,692

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$5,462	-	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$96,000	$96,000
Stock issued to settle convertible debt	-	$21,250	$21,250
Stock issued to settle interest expense	$-	$373	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2011

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. We have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of March 31, 2011. The Company’s office is located in Houston, Texas.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $5,578,000 at March 31, 2011 of which $3,902,000 has been accumulated during our current exploration activities. In addition, the Company has consumed cash in its operating activities of approximately $184,000 and $542,000 for the years ended March 31, 2011 and 2010, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2011

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 72,109,090 potentially dilutive common shares at March 31, 2011.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Oil and gas properties.  In July 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. This change did not affect our financial statements as we did not have any activity at that time. Although the full cost method of accounting for oil and gas exploration and development activities continues to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

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

Recent Accounting Pronouncements

During January 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurement.  ASU 2010-06 amends ASC Subtopic 820-10, to require the following: (1) New disclosures related to: (a) Transfers in and out of levels 1 and 2 and (b) Activity in level 3 fair value measurements; (2) Amends existing disclosure requirements on: (a) Level of disaggregation and (b) Inputs and valuation techniques.  ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect this new disclosure to have a material impact on the footnotes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2011

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The Company holds certain financial liabilities which are measured at fair value on a recurring basis in accordance with ASC topic 825-10-15.  The elections are made on an instrument by instrument basis.  In valuing the instruments for which a fair value election has been made, Level 3 inputs are generally required.  The Company has elected to implement the fair value option to account for certain convertibles notes and detachable warrants.

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements March 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$440,775	$440,775
Derivative liability	$-	$-	$393,726	$393,726
	Fair Value Measurement March 31, 2010
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$258,475	$258,475
Derivative liability	$-	$-	$292,050	$292,050

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2011

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended March 31, 2011 and 2010:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2009	$-	$-	$-
Realized and unrealized gains (losses);
Included in other income (expense)	41,731	60,687	102,41
Purchases, issuances, and settlements	300,206	352,737	652,942
Balance, March 31, 2010	$258,475	$292,050	$550,525

Realized and unrealized gains (losses);
Included in other income (expense)	137	36,782	36,919
Purchases, issuances, and settlements	182,163	64,894	247,057
Balance, March 31, 2011	$440,775	$393,726	$834,501

The convertible notes and derivative liability in the preceding tables were measured at fair value, in accordance with ASC Topic 825-10-15, as one instrument and that fair value was allocated to each component.  The Company made the fair value election due to this methodology providing a fairer representation of the economic substance of the transaction within the fair value hierarchy. Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the instruments using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. The factors considered in developing those assumptions included; the Company’s inability to attract investment at terms more favorable to the Company, the lack of success in developing oil properties thus far, the continuing reduction in the net assets of the Company and the Company’s history of default on currently outstanding debt.

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.29% to 2.01%, (2) remaining contractual life of 1 to 4.98 years, (3) expected stock price volatility of 445% and (4) expected dividend yield of zero.  Adjustments to fair value are recognized in earnings at each period end.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2011

NOTE 5 – OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and natural gas properties, unproven are as follows:

Prospect	Costs

Koliba	$67,189
Kenedy	60,000
Catron	36,000
Nettie Rhodes	5,000

Dry hole costs	(132,189)

Total	$36,000

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

Nettie Rhodes Prospect – Young County, Texas

In August 2009, we acquired a five percent turnkey working interest on the Nettie Rhodes Lease consisting of approximately 160 acres.  The Company determined that it was not financially feasible to drill this well.   As a result of this, a loss on oil and gas assets was recognized in the amount of $5,000.

NOTE 6 – DEFERRED INCOME TAXES

At March 31, 2011, the Company had net operating loss carryforwards for income tax purposes of approximately $3,817,000 available as offsets against future taxable income.  The net operating loss carryforwards are expected to expire at various times from 2022 through 2030. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2011

NOTE 6 – DEFERRED INCOME TAXES, CONTINUED

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2011:

Deferred tax assets:	2011	2010
Net operating loss carryforward	$1,448,000	$1,338,000
Stock based compensation	-	388,000
Total deferred tax assets	1,448,000	1,726,000
Less valuation allowance	(1,448,000)	(1,726,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. During the year ended March 31, 2011, the decrease in the deferred tax asset valuation allowance amounted to approximately $278,000.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:
	2011	2010
Tax benefit computed at U.S. statutory rates	$(205,000)	$(1,038,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	22,000	55,000
Stock Compensation	-	361,000
Change in valuation allowance	198,000	669,000
State taxes	(15,000)	(47,000)
Total	$-	$-

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS

Convertible Notes from Shareholders

The Company  has debt outstanding to shareholders, which was issued between 2006 and 2009. The debt was not issued with warrants and some of the debt was not originally issued with a conversion feature. During fiscal years 2009 and 2010, the notes without conversion features were modified to contain a conversion feature, for which the Company recorded a loss on the modification.  Convertible notes from shareholders issued during fiscal year 2010 contained a beneficial conversion feature, with the discount being amortized over the term of the note, see table below.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2011

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Convertible Notes	Accrued Interest
Balance, beginning of period	$426,708	$72,670
Amortization of beneficial conversion feature	20,042	-
Accrued interest	-	46,361
Balance, end of period	$446,750	$119,031

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

The Company is currently in default on the entire $446,750 of convertible notes from shareholders and the $119,031 of related accrued interest.  As of March 31, 2011, no shareholders have made demands for payment of these loans.

Convertible Notes from Shareholders at fair value and derivative liability

The table below provides the details of the convertible notes from shareholders at fair value and the derivative liability at fair value for each issuance of convertible notes with detachable warrants for which a fair value election was made. See Note 4 for a discussion of the fair value election and a reconciliation of the change in the fair value of the notes and derivative liability.
			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2010	Fair Value at March 31, 2011	Fair Value at March 31, 2010	Fair Value at March 31, 2011
December 2009	$352,942	$300,000	$187,054	$173,258	$189,974	$169,675
January 2010	64,706	60,000	13,541	9,690	13,675	12,073
February 2010 (1)	352,942	300,000	57,880	182,621	88,401	135,840
August 2010	58,824	50,000	-	35,586	-	35,994
March 2011	70,590	60,000	-	39,620	-	40,144
	$900,004	$770,000	$258,475	$440,775	$292,050	$393,726

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at March 31, 2011 $652,943 of the debt is in default, although no shareholders have made demands for payment of these loans.  These notes do not accrue interest in addition to the discount and do not contain any default interest provisions.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2011

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2016. The table below shows the change in the number of warrants outstanding as of March 31, 2011 and 2010.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2009	-	$-
Warrants issued	1,736,268	$0.75-$0.50
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2010	1,736,268	$0.75-$0.50
Warrants issued	1,294,140	$0.15
Additional warrants exercisable due to anti-dilution provisions	8,302,538	$0.10
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2011	11,332,946	$0.15-$0.10

The convertible notes and warrants issued between December 2009 and February 2010 originally contained substantially higher conversion and exercise prices, however, due to the anti-dilution provisions in the agreements, and as a result of the debt and warrants issued in August 2010, all of the previous exercise prices were revised to be $0.10, which was the conversion price contained in the August 2010 note agreement.

All of the notes and warrants contain an anti-dilution adjustment that state the conversion and exercise price may not be adjusted below $0.01.  In addition, the note holder is only allowed to convert shares or exercise warrants or portions thereof to the extent that at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 254,475,600 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 11,576,704 shares, which takes into account the 7,101,104 shares already outstanding at March 31, 2011.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $446,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,675,000 shares. Therefore, no additional liability was recorded at March 31, 2011.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2011

NOTE 8 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Consulting Agreements.

During the year ended March 31, 2011, the Company issued 60,000 shares of its restricted common stock pursuant to a Consulting Services Agreement. The Company recorded the $62,400 fair value of the shares issued as stock-based consulting.

On April 19, 2010, the Company issued 28,571 shares to legal counsel as a retainer for services in the amount of $10,000.

During fiscal year 2010 the Company issued 80,137 shares of its restricted common stock pursuant to various Consulting Services Agreements. The Company recorded the $89,255 fair value of the shares issued as stock based consulting.

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

Employment Agreement. On September 29, 2009, the Company entered into an Employment Agreement with Steven Weldon, our Chief Executive Officer.  As compensation for entering into this Agreement, the Company granted and issued to Mr. Weldon 3,600,000 shares of the common stock of the Company. The stock is restricted as defined by the rules and regulations promulgated under the Securities Act of 1933, as amended.  The shares are fully paid and non-assessable. An expense of $900,000 was recognized for year ended March 31,2010.    In the event that Mr. Weldon’s employment pursuant to this agreement is terminated for any reason, 100,000 shares per month remaining on the contract will be contributed back to the Company for cancellation.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2011

NOTE 9 – STOCK OPTION PLAN

On February 6, 2008, the Board of Directors adopted the Signature Exploration and Production Corp. 2007 Amended Stock Option Plan (“2007 Plan”).  Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants.

 On August 20, 2009, the Company issued 4,000,000 options to a consultant valued at $984,600 under the 2007 Plan. The option’s exercise price is equal to fifty percent (50%) of the average closing bid price for the three day period prior to notice of exercise. The consultant will only be allowed to purchase shares upon the exercise of the option or portion thereof to the extent that, at the time of the purchase, the purchase will not result in the consultant beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.  These options expired on August 20, 2010. At March 31, 2011 the Company has no stock options outstanding.

NOTE 10 – SUBSEQUENT EVENT

Agreements
Mr. Alan Gaines, our Chief Executive Officer and Chairman, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines will be compensated with 12,012,413 shares of restricted common stock, payable  upon the completion of a Qualified Acquisition or Qualified Equity Raise.

Dr. Amiel David, our Chief Operating Officer, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David will be compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.