Form 10-Q
period 2011-06-30
Signature Exploration & Production Corp.
filed 2011-08-22
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2011
Common stock, .0001 par value	31,127,930

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

	June 30,	March 31,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash	$4,637	$47,692
Debt issuance costs	9,012	14,329
Prepaid expenses and other current assets	5,913	5,913

Total current assets	19,562	67,934

Property and Equipment:

Property and Equipment, less accumulated depreciation of $345	560	635
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,635	36,635

Total assets	$56,122	$104,569

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$14,000	$363
Accrued interest	130,682	119,031
Other accrued expenses	19,000	19,000
Convertible notes from shareholders	446,750	446,750
Convertible notes from shareholders, at fair value	585,173	440,775
Derivative liability, at fair value	554,443	393,726

Total current liabilities	1,750,048	1,419,645

Commitments and contengencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 31,127,930 and 7,101,104 shares issued and outstanding for the three months ended June 30, 2011 and March 31, 2011	3,113	710
Additional paid-in capital	4,259,999	4,262,403
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(4,280,815)	(3,901,966)

Total capital deficiency	(1,693,926)	(1,315,076)

Total liabilities and capital deficiency	$56,122	$104,569

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Operations (unaudited)
For the three months ended June 30, 2011 and 2010,
and the Period from March 1, 2008 (Inception) to June 30, 2011

	2011	2010	Inception March 1, 2008 – June 30, 2011
Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-

Stock compensation	-	-	2,085,078
Loss on oil and gas assets	-	67,189	132,263
Investor relations	990	62,070	568,804
General and administrative expenses	55,777	91,915	414,184

Loss from continuing operations	(56,767)	(221,174)	(3,200,255)

Other expense

Change in fair value of convertible notes	(144,398)	(78,613)	(102,804)
Change in fair value of warrants	(160,717)	(6,491)	(136,812)
Loss on extinguishment of debt	-	-	(177,941)
Loss on loan modification	-	-	(283,000)
Interest expense	(16,968)	(45,698)	(379,98)

Total other expenses	(322,083)	(130,802)	(1,080,485)

Net loss	$(378,850)	$(351,976)	$(4,280,740)

Weighted average common shares outstanding – basic and diluted	22,852,023	7,045,549	5,522,837

Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.78)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the three months ended June 30, 2011 and 2010,
and the Period from March 1, 2008 (Inception) to June 30, 2011

			Inception
			(March 1, 2008
	2011	2010	– June 30, 2011

Cash flows from operating activities:
Net loss	$(378,850)	$(351,976)	$(4,280,740)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	75	-	270
Stock compensation	-	32,100	2,172,350
Loss on oil and gas assets	-	67,189	132,189
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	144,398	78,613	102,804
Change in fair value of warrants	160,717	6,491	136,810
Non-cash interest	5,318	35,701	367,763
Changes in operating assets and liabilities:
Other assets			(450)
Accounts payable	13,637	69	(3,530)
Accrued interest	11,650	9,996	8,096
Accrued expenses	-	1,487

Net cash used in operating activities	(43,055)	(120,330)	(903,497)

Cash flows from investing activities:

Investment in property and equipment	-	-	(906)
Investment in oil and gas properties	-	-	(72,189)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	-	100,000	980,500
Proceeds from issuance of debt	-	-	-

Net cash provided by financing activities	-	100,000	980,500

Net increase (decrease) in cash	(43,055)	(20,330)	3,908

Cash, beginning of period	$47,692	$22,258	$729

Cash, end of period	$4,637	$1,928	$4,637

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$-	-	$96,000
Stock issued to settle convertible debt	$-	-	$21,250
Stock issued to settle interest expense	$-	-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2011

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2011, contained in the Company’s March 31, 2011 Annual Report on Form 10-K.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,957,000 as of June 30, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION
Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of June 30, 2011. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2011

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 96,135,916 common stock equivalent shares outstanding as of June 30, 2011.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Oil and gas properties.
The Company accounts for its oil and gas activities under the successful efforts method. In accordance with the successful efforts method of accounting for oil and gas properties, costs of productive wells, developmental dry holes and productive leases are capitalized into appropriate groups of properties based on geographical and geological similarities. These capitalized costs are amortized using the unit-of-production method based on estimated proved reserves. Proceeds from sales of properties are credited to property costs, and a gain or loss is recognized when a significant portion of an amortization base is sold or abandoned.

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
June 30, 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements that will have a material impact on the Company’s financial statements

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements June 30, 2011
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$585,173	$585,173
Derivative liability	$-	$-	$554,443	$554,443

	Fair Value Measurement March 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$440,775	$440,775
Derivative liability	$-	$-	$393,726	$393,726

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
June 30, 2011

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended June 30, 2011:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2011	$440,775	$393,726	$834,501

Realized and unrealized gains (losses);
Included in other income (expense)	144,398	160,717	305,115
Purchases, issuances, and settlements	-	-	-
Balance, June 30, 2011	$585,173	$554,443	$1,139,616

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.29% to 2.01%, (2) remaining contractual life of 1 to 4.73 years, (3) expected stock price volatility of 406% and (4) expected dividend yield of zero.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

NOTE 5 – OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to oil and natural gas properties, unproven are as follows:

Prospect	Costs
Koliba	$67,189
Kennedy	60,000
Catron	36,000
Nettie Rhodes	5,000

Dry hole costs	(132,189)

Total	$36,000

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2011

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

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS

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

	Convertible Notes	Accrued Interest
Balance, beginning of period	$446,750	$119,031
Amortization of beneficial conversion feature	-	-
Accrued interest	-	11,651
Balance, end of period	$446,750	$130,682

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2011

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

The Company is currently in default on the entire $446,750 of convertible notes from shareholders and the $130,682 of related accrued interest.  As of June 30, 2011, no shareholders have made demands for payment of these loans.

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

			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2011	Fair Value at June 30, 2011	Fair Value at March 31, 2011	Fair Value at June 30, 2011
December 2009	$352,942	$300,000	$173,258	$222,696	$169,675	$244,653
January 2010	64,706	60,000	9,690	13,236	12,073	17,447
February 2010 (1)	352,942	300,000	182,621	247,130	135,840	187,635
August 2010	58,824	50,000	35,586	48,398	35,994	49,598
March 2011	70,590	60,000	39,620	53,713	40,144	55,110
	$900,004	$770,000	$440,775	$585,173	$393,726	$554,443

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at June 30, 2011 $770,590 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2016. The table below shows the change in the number of warrants outstanding as of June 20, 2011 and March 31, 2011.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2010	1,736,268	$0.75-$0.50
Warrants issued	1,294,140	$0.15
Additional warrants exercisable due to anti-dilution provisions	8,302,538	$0.10
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2011	11,332,946	$0.15-$0.10
Warrants issued	-	-
Additional warrants exercisable due to anti-dilution provisions	-	-
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at June 30, 2011	11,332,946	$0.15-$0.10

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
June 30, 2011

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 254,475,600 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 35,603,490 shares, which takes into account the 31,127,930 shares already outstanding at June 30, 2011.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $446,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,675,000 shares. Therefore, no additional liability was recorded at June 30, 2011.

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Agreements
Mr. Alan Gaines, our Chief Executive Officer and Chairman, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines will be compensated with 12,012,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 will be recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed.

Dr. Amiel David, our Chief Operating Officer, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David will be compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 will be recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed.

NOTE 7 – SUBSEQUENT EVENTS

Note Conversion

On July 28, 2011, the Company converted a total of $100,000 of the December 2009 note payable into common stock of the Company.  The Company issued 1,000,000 shares of our common stock to satisfy the portion of the principal balance of the note payable.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2011

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

The Note is due in August 2012.  The note holder may convert any portion of the Note that is outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Note includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of this Note, the Company issued to the Note holder a 5-year warrant (the "Warrant") to purchase 705,900 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of June 30, 2011, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,628,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $80,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $1,478,000 to repay $1,347,000 of notes payable and the related interest of approximately $131,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2012 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,628,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three months ended June 30, 2011 and June 30, 2010.

FINANCIAL INFORMATION

	2011	2010
Investor relations	1,000	62,000
Loss on oil and gas assets	-	67,000
General and administrative	56,000	91,000
Other expense	322,000	131,000
Net loss	$(379,000)	$(351,000)

Investor Relations.  Investor relations expenses decreased by approximately $61,000 in 2011 to reduce expenses.

Loss on Oil and Gas Assets.   Loss on oil and gas assets decreased by approximately $67,000 in 2011 As no properties were impaired during the three months ended June 30, 2011.

General and Administrative.  General and administrative expenses decreased by $35,000 in 2011 due to a decrease in professional fees, travel, and state fees.

Other Expenses.  Other expenses increased by $191,000 in 2011 due to a increase in the fair value of convertible notes and warrants of $220,000 and decrease of $29,000 in  interest expense on notes payable and interest related to the beneficial conversion feature of convertible notes issued during 2010.

Liquidity and Capital Resources

We had cash balances totaling approximately $4,000 as of June 30, 2011.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $-0- and $100,000 for the quarters ended June 30, 2011 and June 30, 2010.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.29% to 2.01%, (2) remaining contractual life of 1 to 4.73 years, (3) expected stock price volatility of 406% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of June 30, 2011, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of June 30, 2011 are as follows:

Lease settlement liability	$19,000
Convertible notes from shareholders	447,000
Convertible notes from shareholders, at face value	900,000
Accrued interest	131,000

Total	$1,497,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2011.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective. Internal control weaknesses incldue controls over period end financial disclosure and reporting processes including not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

Material Weaknesses

In our Form 10-K for the fiscal year ended March 31, 2011 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

On April 19, 2010, the Company issued 28,571 shares to legal counsel as a retainer for services under the 2007 Plan. The shares were issued at fifty percent (50%) of the closing price on the date of issuance for a total of $10,000.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,217,000 and accrued interest of approximately $131,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of June 30, 2011, no stockholders have made demands for payment of these loans.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Date: August 22, 2011	By:	/s/ Alan Gaines
Name: Alan Gaines
Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Alan Gaines	August 22, 2011
Name: Alan Gaines		(Date)
Title: Chief Executive Officer and Director

By:	/s/ Steven Weldon	August 22, 2011
Name: Steven Weldon		(Date)
Title: Chief Financial Officer and Director