Form 10-Q/A
period 2011-06-30
Signature Exploration & Production Corp.
filed 2011-09-13
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number:   333-82580

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

3200 Southwest Freeway, Ste 3300
Houston, Texas 77027
Phone: (888) 895-3594
Fax: (888) 800-5918
(Address and telephone number of
principal executive offices)

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report )

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) the notes to the unaudited Condensed Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

31.1 (1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2 (1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1 (1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2 (1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

(1) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on August 22, 2011.
* Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Date: September 13, 2011	By:	/s/ Alan Gaines
Name: Alan Gaines
Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Alan Gaines	September 13, 2011
Name: Alan Gaines		(Date)
Title: Chief Executive Officer and Director

By:	/s/ Steven Weldon	September 13, 2011
Name: Steven Weldon		(Date)
Title: Chief Financial Officer and Director