Form 10-Q
period 2011-09-30
Signature Exploration & Production Corp.
filed 2011-11-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2011
Common stock, .0001 par value	32,127,930

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

	September 30,
	2011 (unaudited)	March 31, 2011
Assets
Current assets:
Cash	$8,782	$47,692
Debt issuance costs	11,322	14,329
Prepaid expenses and other current assets	5,913	5,913

Total current assets	26,017	67,934

Property and Equipment:

Property and Equipment, less accumulated depreciation of $420	485	635
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,485	36,635

Total assets	$62,502	$104,569

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$-	$363
Accrued interest	137,575	119,031
Other accrued expenses	19,000	19,000
Convertible notes from shareholders	446,750	446,750
Convertible notes from shareholders, at fair value	532,607	440,775
Derivative liability, at fair value	595,077	393,726

Total current liabilities	1,731,009	1,419,645

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 32,127,930 and 7,101,104 shares issued and outstanding at September 30, 2011 and March 31, 2011	3,213	710
Additional paid-in capital	4,359,900	4,262,403
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(4,355,397)	(3,901,966)

Total capital deficiency	(1,668,507)	(1,315,076)

Total liabilities and capital deficiency	$62,502	$104,569

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations (unaudited)
For the three and six months ended September 30, 2011 and 2010, and the Period from March 1, 2008 (Inception) to September 30, 2011

	For the Three Months Ended September 30,		For the Six Months Ended September 30,		Inception March 1, 2008 – September 30,
	2011	2010	2011	2010	2011
Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Loss on oil and gas assets	-	-	-	67,189	132,189
Investor relations	-	1,185	991	63,255	568,805
General and administrative expenses	21,931	58,679	77,705	150,594	2,521,265

Loss from continuing operations	(21,931)	(59,864)	(78,696)	(281,038)	(3,222,259)

Other income/(expense)

Change in fair value of convertible notes	(23,978)	(22,728)	(168,376)	(101,341)	(126,782)
Change in fair value of warrants	(17,030)	(6,755)	(177,747)	(13,246)	(153,842)
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	-	-	-	(283,000)
Interest expense	(11,643)	(50,608)	(28,612)	(96,306)	(391,574)

Total other income/(expense)	(52,651)	(80,091)	(374,735)	(210,893)	(1,133,139)

Net loss	$(74,582)	$(139,955)	(453,431)	(491,931)	$(4,355,398)

Weighted average common shares outstanding – basic and diluted	30,418,741	7,071,104	26,635,382	7,058,326	7,301,116

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.07)	$(0.60)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the six months ended September 30, 2011 and 2010,
and the Period from March 1, 2008 (Inception) to September 30, 2011

	2011	2010	Inception (March 1, 2008 – September 30, 2011
Cash flows from operating activities:
Net loss	$(453,431)	$(491,931)	$(4,355,398)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	150	30	420
Stock compensation	-	42,100	2,172,350
Loss on oil and gas assets	-	67,189	132,189
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	168,376	101,340	126,782
Change in fair value of warrants	177,747	13,246	153,842
Non-cash interest	10,067	76,314	372,512
Changes in operating assets and liabilities:
Other assets	-	(10,000)	(450)
Accounts payable	(363)	32,452	(17,529)
Accrued interest	18,544	19,993	14,989

Net cash used in operating activities	(78,910)	(149,267)	(939,352)

Cash flows from investing activities:

Investment in property and equipment	-	(906)	(906)
Investment in oil and gas properties	-	-	(72,189)

Net cash used in investing activities	-	(906)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	40,000	150,000	1,020,500

Net cash provided by financing activities	40,000	150,000	1,020,500

Net increase (decrease) in cash	(38,910)	(173)	8,053

Cash, beginning of period	$47,692	$22,258	$729

Cash, end of period	$8,782	$22,085	$8,782

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$-	-	$96,000
Stock issued to settle convertible debt	$100,000	-	$121,250
Stock issued to settle interest expense	$-	-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2011

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $6,031,000 as of September 30, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of September 30, 2011. The Company’s office is located in Houston, Texas.

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
September 30, 2011

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 97,077,116 common stock equivalent shares outstanding as of September 30, 2011.  However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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
September 30, 2011

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

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

The Company holds certain financial liabilities which are measured at fair value on a recurring basis in accordance with ASC topic 825-10-15.  The elections are made on an instrument by instrument basis.  In valuing the instruments for which a fair value election has been made, Level 3 inputs are generally required.  The Company has elected to implement the fair value option to account for certain convertible notes and detachable warrants.

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements September 30, 2011
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$532,607	$532,607
Derivative liability	$-	$-	$595,077	$595,077

	Fair Value Measurement March 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$440,775	$440,775
Derivative liability	$-	$-	$393,726	$393,726

The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended September 30, 2011:

	Convertible Notes	Derivative Liability	Total
Balance, March 31, 2011	$440,775	$393,726	$834,501

Realized and unrealized gains (losses);
Included in other income (expense)	168,376	177,747	346,123
Purchases, issuances, and settlements	(76,544)	23,594	(52,953)
Balance, September 30, 2011	$532,607	$595,077	$1,127,684

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

  SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
September 30, 2011

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.11% to 0.98%, (2) remaining contractual life of 1 to 4.92 years, (3) expected stock price volatility of 406% and (4) expected dividend yield of zero.

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
September 30, 2011

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

	Convertible Notes	Accrued Interest
Balance, beginning of period	$446,750	$119,031
Amortization of beneficial conversion feature	-	-
Accrued interest	-	18,544
Balance, end of period	$446,750	$137,575

Convertible notes from shareholders accrue interest at a rate of 10 percent per annum. The note holders have the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to$0.01. The note holders will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company is currently in default on the entire $446,750 of convertible notes from shareholders and the $137,575 of related accrued interest.  As of September 30, 2011, no shareholders have made demands for payment of these loans.

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

			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2011	Fair Value at September 30, 2011	Fair Value at March 31, 2011	Fair Value at September 30, 2011
December 2009	$352,942	$300,000	$173,258	$117,452	$169,675	$233,462
January 2010	64,706	60,000	9,690	13,935	12,073	18,521
February 2010 (1)	352,942	300,000	182,621	259,963	135,840	197,985
August 2010	58,824	50,000	35,586	50,944	35,994	52,324
March 2011	70,590	60,000	39,620	56,517	40,144	58,111
August 2011	47,060	40,000	-	33,796	-	34,674
	$947,064	$810,000	$440,775	$532,607	$393,726	$595,077

(1)  A portion of the proceeds from this debt, $100,000 was not received until April 2010.

  SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2011

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at September 30, 2011 $729,414 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2016. The table below shows the change in the number of warrants outstanding as of September 30, 2011 and March 31, 2011.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2010	1,736,268	$0.75-$0.50
Warrants issued	1,294,140	$0.15
Additional warrants exercisable due to anti-dilution provisions	8,302,538	$0.10
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2011	11,332,946	$0.75-$0.10
Warrants issued	470,600	$0.15
Additional warrants exercisable due to anti-dilution provisions	-	-
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at September 30, 2011	11,803,546	$0.75-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 288,368,490 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 38,368,490 shares, which takes into account the 32,127,930 shares already outstanding at September 30, 2011.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $446,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,675,000 shares. Therefore, no additional liability was recorded at September 30, 2011.

  SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Agreements
Mr. Alan Gaines, our Chief Executive Officer and Chairman, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines will be compensated with 12,012,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $960,993 will be recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of September 30, 2011, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,580,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $80,000 for expenses related to general operations and $19,000 for a rent settlement.  We will also need approximately $1,430,000 to repay $1,293,000 of notes payable and the related interest of approximately $137,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2012 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,580,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and six months ended September 30, 2011 and September 30, 2010.

FINANCIAL INFORMATION

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Investor relations	$-	$1,000	$1,000	$63,000
Loss on oil and gas assets	-	-	-	67,000
General and administrative	22,000	59,000	77,000	151,000
Other income/(expense)	(53,000)	(80,000)	(375,000)	(211,000)
Net income/( loss)	$(75,000)	$(140,000)	$(453,000)	$(492,000)

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

General and Administrative.  General and administrative expenses decreased by $37,000 in 2011.  This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses).  Other expense increased by $27,000 in 2011 due to a decrease in the fair value of convertible notes and warrants.

Comparison of the Six Months Ended September 30, 2011 and September 30, 2010

Investor Relations.  Investor relations expenses decreased by approximately $62,000 in 2011 to reduce operating expenses.

Loss on Oil and Gas Assets.   Loss on oil and gas assets decreased by approximately $67,000 in 2011 due to no properties being impaired during the current fiscal year.
.

General and Administrative.  General and administrative expenses decreased by $74,000 in 2011.  This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses). Other expenses increased by $164,000 in 2011 due to an increase in the fair value of convertible notes and warrants of $232,000 and an decrease of $68,000 in interest expense on notes payable and interest related to the amortization of the original issue discount of convertible notes issued during 2010.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.11% to 0.98%, (2) remaining contractual life of 1 to 4.92 years, (3) expected stock price volatility of 406% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of September 30, 2011, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of September 30, 2011 are as follows:

Lease settlement liability	$19,000
Convertible notes from shareholders	447,000
Convertible notes from shareholders, at face value	850,000
Accrued interest	137,000

Total	$1,453,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2011.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective. Internal control weaknesses include controls over period end financial disclosure and reporting processes including not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

August 2011 Convertible Notes and Warrants

During August 2011, the Company entered into three Convertible Note Agreements ("Notes") for a total of $47,060.  The Company received aggregate proceeds of $40,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in August 2012.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 470,600 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holders will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

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

Agreements

Mr. Alan Gaines, our Chief Executive Officer and Chairman, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines will be compensated with 12,012,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $960,993 will be recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,176,000 and accrued interest of approximately $137,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of September 30, 2011, no stockholders have made demands for payment of these loans.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Date: November 14, 2011	By:	/s/ Alan Gaines
Name: Alan Gaines
Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Alan Gaines	November 14, 2011
	Name: Alan Gaines	(Date)
Title: Chief Executive Officer and Director

By:	/s/ Steven Weldon	November 14, 2011
	Name: Steven Weldon	(Date)
Title: Chief Financial Officer and Director