Form 10-Q
period 2011-12-31
Signature Exploration & Production Corp.
filed 2012-02-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Non-accelerated filer                  Smaller reporting company   ✓

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 13, 2012
Common stock, .0001 par value	32,127,930

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Condensed Balance Sheets

Assets
	December 31,
	2011 (unaudited)	March 31, 2011
Current assets:
Cash	$21	$47,692
Debt issuance costs	6,913	14,329
Prepaid expenses and other current assets	5,913	5,913

Total current assets	12,847	67,934

Property and Equipment:

Property and Equipment, less accumulated depreciation of $495	410	635
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,410	36,635

Total assets	$49,257	$104,569

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$4,188	$363
Accrued payroll	5,000	—
Accrued interest	148,694	119,031
Other accrued expenses	19,000	19,000
Convertible notes from shareholders	446,750	446,750
Convertible notes from shareholders, at fair value	532,607	440,775
Derivative liability, at fair value	595,077	393,726

Total current liabilities	1,751,316	1,419,645

Commitments and contingencies	—	—

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 32,127,930 and 7,101,104 shares issued and outstanding at December 31, 2011 and March 31, 2011	3,213	710
Additional paid-in capital	4,359,900	4,262,403
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(4,388,949)	(3,901,966)

Total capital deficiency	(1,702,059)	(1,315,076)

Total liabilities and capital deficiency	$49,257	$104,569

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Statements of Operations (unaudited)

For the three and nine months ended December 31, 2011 and 2010,

and the Period from March 1, 2008 (Inception) to December 31, 2011

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,		Inception March 1,
	2011	2010	2011	2010	2008 – December 31, 2011

Net revenue	$—	$—	$—	$—	$—

Cost of revenue	—	—	—	—	—

Gross profit (loss)	—	—	—	—	—

Loss on oil and gas assets	—	60,074	—	127,188	132,189
Investor relations	—	750	991	64,005	568,805
General and administrative expenses	18,024	18,893	95,731	169,561	2,539,289

Loss from continuing operations	(18,024)	(79,717)	(96,722)	(360,754)	(3,240,283)

Other income/(expense)

Change in fair value of convertible notes	—	8,626	(168,376)	(92,715)	(126,782)
Change in fair value of warrants	—	8,916	(177,747)	(4,330)	(153,842)
Loss on extinguishment of debt	—	—	—	—	(177,941)
Loss on loan modification	—	—	—	—	(283,000)
Interest expense	(15,528)	(40,414)	(44,139)	(136,721)	(407,102)

Total other income/(expense)	(15,528)	(22,872)	(390,262)	(233,766)	(1,148,667)

Net loss	$(33,552)	$(102,590)	(486,984)	(594,520)	$(4,388,950)

Weighted average common shares outstanding – basic and diluted	32,127,930	7,097,771	28,937,060	7,071,474	9,050,402

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.08)	$(0.48)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

For the nine months ended December 31, 2011 and 2010,

and the Period from March 1, 2008 (Inception) to December 31, 2011

	2011	2010	Inception (March 1, 2008 – December 31, 2011

Cash flows from operating activities:
Net loss	$(486,984)	$(594,520)	$(4,388,950)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	225	150	495
Stock compensation	—	74,200	2,172,350
Loss on oil and gas assets	—	127,188	132,189
Loss on loan modification	—	—	283,000
Loss on extinguishment of debt	—	—	177,941
Change in fair value of convertible notes	168,376	92,715	126,782
Change in fair value of warrants	177,747	4,330	153,842
Non-cash interest	14,476	106,714	376,921
Changes in operating assets and liabilities:
Other assets	—	(10,000)	(450)
Accounts payable	3,826	—	(13,340)
Accrued expenses	34,663	30,007	31,107

Net cash used in operating activities	(87,671)	(169,216)	(948,113)

Cash flows from investing activities:

Investment in property and equipment	—	(906)	(906)
Investment in oil and gas properties	—	—	(72,189)

Net cash used in investing activities	—	(906)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	40,000	150,000	1,020,500

Net cash provided by financing activities	40,000	150,000	1,020,500

Net increase (decrease) in cash	(47,671)	(20,122)	(708)

Cash, beginning of period	$47,692	$22,258	$729

Cash, end of period	$21	$2,136	$21

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—

Non-cash investing and financing activities:
Convertible debt issued for oil and gas lease agreements	$—	—	$96,000
Stock issued to settle convertible debt	$100,000	—	$121,250
Stock issued to settle interest expense	$—	—	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Condensed Financial Statements (unaudited)

December 31, 2011

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $6,065,000 as of December 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2011. The Company’s office is located in Houston, Texas.

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

December 31, 2011

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 97,077,116 common stock equivalent shares outstanding as of December 31, 2011. However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

December 31, 2011

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements December 31, 2011

	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$—	$—	$532,607	$532,607
Derivative liability	$—	$—	$595,077	$595,077

	Fair Value Measurement March 31, 2011

	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$—	$—	$440,775	$440,775
Derivative liability	$—	$—	$393,726	$393,726

The following table presents the changes in Level 3 instruments measured on a recurring basis for the nine months ended December 31, 2011:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2011	$440,775	$393,726	$834,501

Realized and unrealized gains (losses); Included in other income (expense)	168,376	177,747	346,123
Purchases, issuances, and settlements	(76,544)	23,604	(52,940)
Balance, December 31, 2011	$532,607	$595,077	$1,127,684

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

December 31, 2011

Note 4 – Fair Value Measurements, CONTINUED

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.11% to 2.01%, (2) remaining contractual life of 1 to 4.65 years, (3) expected stock price volatility of 406% and (4) expected dividend yield of zero. Due to the fact the stock price did not change from the previous quarter, no change in fair market value was recorded as the change was diminutive.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

NOTE 5 – OIL AND GAS PROPERTIES

The Company's aggregate capitalized costs related to unproved oil and natural gas properties, as of December 31, 2011 are as follows:

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Condensed Financial Statements (unaudited)

December 31, 2011

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS

Convertible Notes from Shareholders

The Company has debt outstanding to shareholders, which was issued between 2006 and 2009. The debt was not issued with warrants and some of the debt was not originally issued with a conversion feature. During fiscal years 2009 and 2010, the notes without conversion features were modified to contain a conversion feature, for which the Company recorded a loss on the modification. Convertible notes from shareholders issued during fiscal year 2010 contained a beneficial conversion feature, with the discount being amortized over the term of the note, see table below for balances as of December 31, 2011.

	Convertible Notes	Accrued Interest
Balance, beginning of period	$446,750	$119,031
Amortization of beneficial conversion feature	—	—
Accrued interest	—	29,663
Balance, end of period	$446,750	$148,694

Convertible notes from shareholders accrue interest at a rate of 10 percent per annum. The note holders have the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to $0.01. The note holders will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company is currently in default on the entire $446,750 of convertible notes from shareholders and the $148,694 of related accrued interest. As of December 31, 2011, no shareholders have made demands for payment of these loans.

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

			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2011	Fair Value at December 31, 2011	Fair Value at March 31, 2011	Fair Value at December 31, 2011
December 2009	$352,942	$300,000	$173,258	$117,452	$169,675	$233,462
January 2010	64,706	60,000	9,690	13,935	12,073	18,521
February 2010 (1)	352,942	300,000	182,621	259,963	135,840	197,985
August 2010	58,824	50,000	35,586	50,944	35,994	52,324
March 2011	70,590	60,000	39,620	56,517	40,144	58,111
August 2011	47,060	40,000	—	33,796	—	34,674
	$947,064	$810,000	$440,775	$532,607	$393,726	$595,077

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Condensed Financial Statements (unaudited)

December 31, 2011

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at December 31, 2011 $729,414 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company. The warrants expire at various dates from 2014 to 2016. The table below shows the change in the number of warrants outstanding as of December 31, 2011 and March 31, 2011.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2010	1,736,268	$0.75-$0.50
Warrants issued	1,294,140	$0.15
Additional warrants exercisable due to anti-dilution provisions	8,302,538	$0.10
Warrants exercised	—	—
Warrants expired/cancelled	—	—
Outstanding at March 31, 2011	11,332,946	$0.75-$0.10
Warrants issued	470,600	$0.15
Additional warrants exercisable due to anti-dilution provisions	—	—
Warrants exercised	—	—
Warrants expired/cancelled	—	—
Outstanding at December 31, 2011	11,803,546	$0.75-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 288,368,490 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 38,368,490 shares, which takes into account the 32,127,930 shares already outstanding at December 31, 2011.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares. Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $446,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,675,000 shares. Therefore, no additional liability was recorded at December 31, 2011.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Condensed Financial Statements (unaudited)

December 31, 2011

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States. As of December 31, 2011, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,592,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company, $80,000 for expenses related to general operations and $19,000 for a rent settlement. We will also need approximately $1,442,000 to repay $1,293,000 of notes payable and the related interest of approximately $149,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2012 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,592,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and nine months ended December 31, 2011 and December 31, 2010.

FINANCIAL INFORMATION

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
Investor relations	$—	$1,000	$1,000	$64,000
Loss on oil and gas assets	—	60,000	—	127,000
General and administrative	18,000	19,000	96,000	170,000
Other income/(expense)	(15,000)	(23,000)	(390,000)	(233,000)
Net income/( loss)	$(33,000)	$(103,000)	$(487,000)	$(594,000)

Comparison of the Three Months Ended December 31, 2011 and December 31, 2010

Loss on Oil and Gas Assets. Loss on oil and gas assets decreased by approximately $60,000 in 2011 due to no properties being impaired during the current fiscal year.

General and Administrative. General and administrative expenses decreased by $1,000 in 2011. This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses). Other expense decreased by $8,000 in 2011 due to a decrease in the fair value of convertible notes and warrants and changes in interest expense.

Comparison of the Nine Months Ended December 31, 2011 and December 31, 2010

Investor Relations. Investor relations expenses decreased by approximately $63,000 in 2011 due to reduced operating expenses.

Loss on Oil and Gas Assets. Loss on oil and gas assets decreased by approximately $127,000 in 2011 due to no properties being impaired during the current fiscal year.

General and Administrative. General and administrative expenses decreased by $74,000 in 2011. This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses). Other expenses increased by $157,000 in 2011 due to an increase in the fair value of convertible notes and warrants of $249,000 and an decrease of $92,000 in interest expense on notes payable and interest related to the amortization of the original issue discount of convertible notes issued during 2010.

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

Commitments

Except as shown in the following table, as of December 31, 2011, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of December 31, 2011 are as follows:

Accrued payroll	$5,000
Lease settlement liability	19,000
Convertible notes from shareholders	447,000
Convertible notes from shareholders, at face value	850,000
Accrued interest	149,000

Total	$1,470,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2011.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,176,000 and accrued interest of approximately $149,000. The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes. As of December 31, 2011, no stockholders have made demands for payment of these loans.

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

Date: February 14, 2012

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:	/s/ Alan Gaines
Name: Alan Gaines Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Alan Gaines	February 14, 2012
Name: Alan Gaines	(Date)
Title: Chief Executive Officer and Director

By: /s/ Steven Weldon	February 14, 2012
Name: Steven Weldon	(Date)
Title: Chief Financial Officer and Director

