Form 10-K
period 2012-03-31
Signature Exploration & Production Corp.
filed 2012-07-16
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 9, 2012, the last business day of the registrant’s most recently completed first quarter, based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board, was approximately $285,000.

Documents Incorporated by Reference

None

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-K

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

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States. As of March 31, 2012, we have not yet generated revenues or incurred expenses related to the energy operations.

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

Employees

We currently have one employee. They are not covered by a collective bargaining agreement, nor have we experienced a strike or other adverse work stoppage due to organized labor.

ITEM 1A.           RISK FACTORS

Risks Specific to Our Company

We have limited operating funds, and our ability to continue as a going concern is dependent upon our ability to obtain additional capital to operate the business.

We have experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $5,593,000 as of March 31, 2012. In addition, we have consumed net cash used in operating activities of approximately $ 97,000 and $184,000 for the years ended March 31, 2012 and 2011, respectively. We will require additional funds to sustain and expand our current business, and to continue implementing our business plan. Our lack of sufficient financing to implement our business plan, and our expectation to continue operating losses for the foreseeable future raises substantial doubt about our ability to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered certified public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of March 31, 2012. Our ability to continue as a going concern is heavily dependent upon our ability to obtain additional capital to sustain operations. Currently, we have no commitments to obtain additional capital, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Possible issuance of additional shares may impact the price of our stock

Our Certificate of Incorporation authorizes the issuance of 250,000,000 shares of common stock. Approximately 3.4% of our authorized common stock remains un-issued as of June 30, 2012. Our Board of Directors has the power to issue any or all of such additional common stock without stockholder approval. Investors should be aware that any stock issuances might result in a reduction of the book value or market price, if any, of the then outstanding common stock. If we were to issue additional common stock, such issuance will reduce proportionate ownership and voting power of the other stockholders. Also, any new issuance of common stock may result in a change of control.

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

Fiscal Year 2012	High ($)	Low ($)
Fourth Quarter	$0.25	$0.12
Third Quarter	$0.50	$0.10
Second Quarter	$0.19	$0.04
First Quarter	$0.22	$0.07
Fiscal Year 2011
Fourth Quarter	$0.15	$0.10
Third Quarter	$0.30	$0.11
Second Quarter	$0.30	$0.10
First Quarter	$0.83	$0.26

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

Recent Sales of Unregistered Securities

February 2012 Convertible Notes and Warrants

During February 2012, the Company entered into two Convertible Note Agreements ("Notes") for a total of $11,766. The Company received aggregate proceeds of $11,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in February 2013. The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 117,660 shares of common stock of the Company. The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Employment Agreements

Mr. Alan Gaines, our former Chief Executive Officer and Chairman, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines would have been compensated with 12,012,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise. An expense of $960,993 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed. Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

Dr. Amiel David, our former Chief Operating Officer, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise. An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed. Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

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

Note Conversions

During the year ended March 31, 2012, the Company converted a total of $104,000 of notes payable from certain Note Holders into common stock of the Company. The Company issued 1,400,000 shares of our common stock to satisfy the principal balances of the notes payable.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States. As of March 31, 2012, we have not yet generated revenues or incurred expenses related to the energy operations.

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

In an effort to protect our stockholders, we intend not only to continue to search for an appropriate source of additional financing, but to re-evaluate our business and expansion plans to include an evaluation of other lines of business or other industries. Until we complete the re-evaluation of our business plan, we intend to focus our available capital resources on the operation of acquiring oil and gas properties.

Unproven Properties

Catron Prospect – Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico. The lease term is for ten years. We are evaluating options for the use of this land.

Cash Requirements

We estimate that we will require an additional $1,572,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $50,000 for professional fees and expense related to being a public company and $60,000 for expenses related to general operations. We will also need approximately $1,462,000 to repay $1,302,000 of notes payable and the related interest of approximately $160,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2013 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity. In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,572,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended March 31, 2012 and March 31, 2011.

FINANCIAL INFORMATION

	2012	2011
Loss on oil and gas properties	$-	$132,000
Stock compensation	-	67,000
Investor relations	1,000	64,000
General and administrative	102,000	120,000
Other income/(expense)	88,000	(202,000)
Net loss	$(15,000)	$(585,000)

Loss on oil and gas properties. Loss on oil and gas properties decreased by $132,000 due to the abandonment of dry holes during fiscal year 2011 as compared to none being abandoned during fiscal year 2012.

Stock Compensation. Stock compensation expenses decreased in 2011. This decrease can be attributed to consulting expense of $67,000 being incurred during fiscal year 2011 and no consulting expense being incurred during fiscal year 2012.

Investor Relations. Investor relations expenses decreased by approximately $63,000 in 2012. Investor relations were limited in 2011 as a cost savings measure.

General and Administrative. General and administrative expenses decreased in 2012 due to a write off of accrued rent of $19,000 and an increase of $6,000 in professional fees.

Other Expenses. Other expenses decreased by $290,000 in 2012 due to a $189,000 gain in the fair value of convertible notes and warrants, a $16,000 reduction of interest on beneficial conversion features, and a $79,000 decrease in the amortization of original issuance discounts.

Liquidity and Capital Resources

We had cash balances totaling approximately $2,000 as of March 31, 2012. Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities. There was $0 and $900 of cash used in investing activities for the purchase of equipment for the years ended March 31, 2012 and 2011.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $51,000 and $210,000 for the years ended March 31, 2012 and 2011.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.19% to 0.51%, (2) remaining contractual life of 1 to 4.98 years, (3) expected stock price volatility of 697% and (4) expected dividend yield of zero.

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

Commitments

Except as shown in the following table, as of March 31, 2012, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2012 are as follows:

Convertible notes from shareholders	$443,000
Convertible notes from shareholders, at face value	859,000
Accrued interest	164,000

Total	$1,466,000

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

N/A

ITEM 8.               FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-6 and are incorporated herein by this reference.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Although we have not remedied these issues in the past fiscal year, we anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2013.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by March 31, 2013.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 30, 2011, and the positions currently held by each are as follows:

Name	Age	Position
Steven Weldon	36	Chief Executive Officer and Director

Steven Weldon, a Certified Public Accountant, has served as our Chief Financial Officer since September 2005. Prior to joining Signature Exploration and Production Corp. Mr. Weldon was the Tax Manager for Westgate Resorts, Ltd., a timeshare developer, since July 2000. Since September 2005, Mr. Weldon has also served as the Chief Financial Officer of Inverted Paradigms Corp., a software developer. Mr. Weldon was an adjunct professor at Florida Southern College from January 2002 to October 2005. Since May 2005, Mr. Weldon has served as the president, sole stockholder and director of Viking Financial Solutions, LLC, a public accounting firm providing tax and accounting services. Mr. Weldon received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2012, 2011 and 2010.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Steven Weldon, CEO, President and Director	2012	30,000	-	-	-	-	-	-	30,000
	2011	30,000	-	-	-	-	-	-	30,000
	2010	30,000	-	900,000	-	-	-	-	930,000

Alan Gaines, former CEO, President and Director	2012	-	-	-	-	-	-	-	-

Amiel David, former COO	2012	-	-	-	-	-	-	-	-

Jordan Estra, former CEO, President and Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-
	2010	-	-	131,040	-	-	-	-	131,040

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 30, 2012, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers and directors; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 8,501,104 shares of common stock outstanding as of June 30, 2012. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Steven Weldon	3,745,212	44.0%
Screaming Reach Investments, LLC	1,000,000	11.8%
All directors and officers (1 person)	3,745,212	44.0%

(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 3200 Southwest Freeway, Suite 3300, Houston, TX 77027.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2012	Fiscal 2011
Audit Fees(1)	$49,000	$51,000
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$49,000	$51,000

All other Fees(4)	-0-	-0-

Total	$49,000	$51,000

(1)	Audit Fees –Audit fees billed to the Company by Mark Bailey and Company, Ltd. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees – There were no other fees billed by Mark Bailey and Company, Ltd, and during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services.

(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

PART IV

ITEM 15.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Articles of Incorporation of Signature Exploration and Production Corp. (Previously filed on Form SB-2, filed with the Securities and Exchange Commission on February 12, 2002)
3.2	Bylaws of Signature Exploration and Production Corp. (Previously filed on Form SB-2, filed with the Securities and Exchange Commission on February 12, 2002)
10.1	Code of Ethics (Previously filed on Form 10-KSB, filed with the Securities and Exchange Commission on June 22, 2004)
10.2	Diabetic Treatment Centers of America, Inc. 2005 Restricted Stock Plan (Previously filed on the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on August 5, 2005)
10.3	Joint Venture Agreement (Previously filed on Form 8-K, filed with the Securities and Exchange Commission on May 16,2006)
10.4	2007 Amended Stock Option(5) (Previously filed on Form S-8 POS, filed with the Securities and Exchange Commission on February 8, 2008)
10.5	Letter of Intent Dated February 3, 2009 (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.6	Letter of Intent Dated February 24, 2009 (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.7	Gating Agreement – Scott Allen (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.8	Gating Agreement – SEARA LLC (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
10.9	Gating Agreement – B&R Holding Company, LLC (Previously filed on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2009)
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Pre-Approval Policy(2)
101	XBRL Instant Document (IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS. )

*Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 16, 2012

	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer, President and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 16, 2012
	By:	/S/ Steven Weldon
	Name:	Steven Weldon
	Title:	Chief Executive Officer, President and Chairman

Table of Contents

Report of Independent Registered Certified Public Accounting Firm	F-1

Financial Statements:

Balance Sheets – March 31, 2012 and 2011	F-2

Statements of Operations – Years ended March 31, 2012 and 2011 and the Period from March 1, 2008 (Inception) to March 31, 2012	F-3

Statements of Stockholders’ Equity (Capital Deficiency) – Years ended March 31, 2012 and 2011 and the Period from March 1, 2008 (Inception) to March 31, 2012	F-4

Statements of Cash Flows – Years ended March 31, 2012 and 2011	F-5

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Signature Exploration and Production Corp. We have audited the accompanying balance sheets of Signature Exploration and Production Corp. as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2012 and from inception (March 1, 2008) to date. Signature Exploration and Production Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Exploration and Production Corp. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012 and from inception to date, in conformity with accounting principles generally accepted in the United States of America.

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

Mark Bailey & Company, Ltd.

Reno, NV

July 16, 2012

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Balance Sheets

	March 31,	March 31,
	2012	2011

Assets

Current assets:
Cash	$2,174	$47,692
Debt issuance costs	4,625	14,329
Prepaid expenses and other current assets	450	5,913

Total current assets	7,249	67,934

Property and Equipment:

Property and Equipment, less accumulated depreciation of $477 and $270	428	635
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,428	36,635

Total assets	$43,677	$104,569

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$6,560	$363
Accrued interest	163,998	119,031
Other accrued expenses	13,456	19,000
Convertible notes from shareholders	442,750	446,750
Convertible notes from shareholders, at fair value	308,255	440,775
Derivative liability, at fair value	334,497	393,726

Total current liabilities	1,269,516	1,419,645

Commitments and contengencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 32,527,930 and 7,101,104 shares issued and outstanding for the years ended March 31, 2012 and 2011	3,253	710
Additional paid-in capital	4,363,860	4,262,403
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,916,729)	(3,901,966)

Total capital deficiency	(1,225,839)	(1,315,076)

Total liabilities and capital deficiency	$43,677	$104,569

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Statements of Operations

For the years ended March 31, 2012 and 2011,

and the Period from March 1, 2008 (Inception) to March 31, 2012

	2012	2011	Inception March 1, 2008 – March 31, 2012

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-	-

Loss on oil and gas properties	-	132,189	132,189
Stock compensation	-	66,938	2,085,078
Investor relations	991	64,005	568,805
General and administrative expenses	101,850	120,288	460,332

Loss from continuing operations	(102,841)	(383,420)	(3,246,404)

Other income/(expense)
Change in fair value of convertible notes	62,430	(137)	104,024
Change in fair value of warrants	89,320	(36,782)	113,225
Loss on extinguishment of debt	-	-	(177,941)
Loss on loan modification	-	-	(283,000)
Interest expense	(63,673)	(164,954)	(426,635)

Total other income/(expenses)	88,077	(201,873)	(670,326)

Net loss	$(14,764)	$(585,293)	$(3,916,731)

Weighted average common shares outstanding – basic and diluted	29,778,111	7,078,882	10,503,581

Net loss per share - basic and diluted	$(0.00)	$(0.08)	$(0.37)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Capital Deficiency)

For the years ended March 31, 2012 and 2011,

and the Period from March 1, 2008 (Inception) to March 31, 2012

				Deficit	Deficit
				accumulated	accumulated
			Additional	Related to	during
	Common stock		paid-in	abandoned	exploration
	Shares	Amount	capital	activities	stage	Total
Balance, March 1, 2008	886,816	$89	$1,469,648	$(1,676,223)	$-	$(206,486)

Net loss	-	-	-	-	(9,845)	(9,845)

Balance, March 31, 2008	886,816	$89	$1,469,648	$(1,676,223)	(9,845)	$(216,331)

Issuance of stock as compensation, in March 2009	10,326	1	515	-	-	516

Loss on loan modification	-	-	202,500	-	-	202,500

Net loss	-	-	-	-	(341,967)	(341,967)

Balance, March 31, 2009	897,143	$90	$1,672,663	$(1,676,223)	$(351,812)	$(355,282)

Issuance of stock for debt conversions	2,162,254	216	21,406	-	-	21,622

Compensation expense – employment contracts	3,873,000	387	1,030,653	-	-	1,031,040

Compensation expense – stock option	-	-	984,600	-	-	984,600

Compensation expense – consulting	80,137	8	89,249	-	-	89,257

Beneficial conversion features	-	-	133,000	-	-	133,000

Loss on loan modification	-	-	258,441	-	-	258,441

Net loss	-	-	-	-	(2,964,861)	(2,964,861)

Balance, March 31, 2010	7,012,534	$701	$4,190,012	$(1,676,223)	$(3,316,673)	$(802,183)

Compensation expense – consulting	60,000	6	62,394	-	-	62,400

Legal Retainer	28,570	3	9,997	-	-	10,000

Net loss	-	-	-	-	(585,293)	(585,293)

Balance, March 31, 2011	7,101,104	$710	$4,262,403	$(1,676,223)	$(3,901,966)	$(1,315,076)

Compensation – employment contracts	24,026,826	2,403	(2,403)	-	-	-

Issuance of stock for debt conversions	1,400,000	140	103,860	-	-	104,000

Net loss	-	-	-	-	(14,763)	(14,763)

Balance, March 31, 2012	32,527,930	$3,253	$4,363,860	$(1,676,223)	$(3,916,729)	$(1,225,839)

See accompanying notes to financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

(An Exploration Stage Company)

Statements of Cash Flows

For the years ended March 31, 2012 and 2011,

and the Period from March 1, 2008 (Inception) to March 31, 2012

	2012	2011	Inception (March 1, 2008 – March 31, 2012)

Cash flows from operating activities:
Net loss	$(14,763)	$(585,293)	$(3,916,731)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	207	270	477
Loss on oil and gas assets	-	132,189	132,189
Stock compensation	-	66,938	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(62,430)	137	(104,024)
Change in fair value of warrants	(89,320)	36,782	(113,225)
Non-cash interest	18,705	164,954	381,150
Changes in operating assets and liabilities:
Other assets	5,463	-	5,013
Accounts payable	6,197	363	(10,969)
Accrued expenses	39,423	-	35,869

Net cash used in operating activities	(96,518)	(183,660)	(956,960)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	(906)	(906)

Net cash used in investing activities	-	(906)	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	51,000	210,000	1,031,500

Net cash provided by financing activities	51,000	210,000	1,031,500

Net increase (decrease) in cash	(45,518)	25,434	1,445

Cash, beginning of year	$47,692	$22,258	$729

Cash, end of year	$2,174	$47,692	$2,174

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$5,462	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$104,000	$-	$125,250
Stock issued to settle interest expense	$-	$-	$373

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Financial Statements

March 31, 2012

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. We have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of March 31, 2012. The Company’s office is located in Houston, Texas.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $5,593,000 at March 31, 2012 of which $3,917,000 has been accumulated during our current exploration activities. In addition, the Company has consumed cash in its operating activities of approximately $97,000 and $184,000 for the years ended March 31, 2012 and 2011, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

March 31, 2012

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 64,784,506 potentially dilutive common shares at March 31, 2012. However, such common stock equivalents, were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that will have a material impact on the Company’s financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP

Notes to Financial Statements

March 31, 2012

Note 4 – Fair Value Measurements

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 fair value elections are made on an instrument by instrument basis. The Company uses Level 3 inputs to value convertible notes and detachable warrants accounted for as derivatives.

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$308,255	$308,255
Derivative liability	$-	$-	$334,497	$334,497

	Fair Value Measurement March 31, 2011
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$440,775	$440,775
Derivative liability	$-	$-	$393,726	$393,726

SIGNATURE EXPLORATION AND PRODUCTION CORP

Notes to Financial Statements

March 31, 2012

Note 4 – Fair Value Measurements, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended March 31, 2012 and 2011:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2010	$258,475	$292,050	$550,525
Realized and unrealized gains (losses);
Included in other income (expense)	137	36,782	36,919
Purchases, issuances, and settlements	182,163	64,894	247,057
Balance, March 31, 2011	$440,775	$393,726	$834,501

Realized and unrealized gains (losses);
Included in other income (expense)	(62,430)	(89,320)	(151,750)
Purchases, issuances, and settlements	(70,090)	30,091	(39,999)
Balance, March 31, 2012	$308,255	$334,497	$642,752

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model(1) risk free interest rate of 0.19% to 0.51%, (2) remaining contractual life of 1 to 4.98 years, (3) expected stock price volatility of 697% and (4) expected dividend yield of zero.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

SIGNATURE EXPLORATION AND PRODUCTION CORP

Notes to Financial Statements

March 31, 2011

NOTE 5 – OIL AND GAS PROPERTIES

Catron Prospect – Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico for $36,000. The lease term is for ten years.

NOTE 6 – DEFERRED INCOME TAXES

At March 31, 2011, the Company had net operating loss carryforwards for income tax purposes of approximately $4,010,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2022 through 2030. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2012:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$1,521,000	$1,448,000
Stock based compensation	-	-
Total deferred tax assets	1,521,000	1,448,000
Less valuation allowance	(1,521,000)	(1,448,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. During the year ended March 31, 2012, the increase in the deferred tax asset valuation allowance amounted to approximately $63,000.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2012	2011
Tax benefit computed at U.S. statutory rates	$(5,000)	$(205,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	(53,000)	22,000
Change in valuation allowance	63,000	198,000
State taxes	(5,000)	(15,000)
Total	$-	$-

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Financial Statements

March 31, 2012

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

	For the year ended March 31, 2012		For the year ended March 31, 2011
	Convertible Notes	Accrued Interest	Convertible Notes	Accrued Interest
Balance, beginning of period	$446,750	$119,031	$426,708	$72,670
Amortization of beneficial conversion feature		-	20,042	-
Conversion to common stock	(4,000)	-	-	-
Accrued interest	-	44,967	-	46,361
Balance, end of period	$442,750	$163,998	$446,750	$119,031

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

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $163,998 of related accrued interest. As of March 31, 2012, no shareholders have made demands for payment of these loans.

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

			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2011	Fair Value at March 31, 2012	Fair Value at March 31, 2011	Fair Value at March 31, 2012
December 2009(2)	$352,942	$300,000	$173,258	$47,109	$169,675	$113,204
January 2010	64,706	60,000	9,690	7,919	12,073	9,493
February 2010 (1)	352,942	300,000	182,621	156,694	135,840	114,872
August 2010	58,824	50,000	35,586	30,482	35,994	30,464
March 2011	70,590	60,000	39,620	34,006	40,144	34,062
August 2011	47,060	40,000	-	27,012	-	27,455
February 2012	11,766	11,000	-	5,033		4,947
	$958,830	$821,000	$440,775	$308,255	$393,726	$334,497

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

(2)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Financial Statements

March 31, 2012

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at March 31, 2012 $800,004 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company. The warrants expire at various dates from 2014 to 2017. The table below shows the change in the number of warrants outstanding as of March 31, 2012 and 2011.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2010	1,736,268	$0.75-$0.50
Warrants issued	1,294,140	$0.15
Additional warrants exercisable due to anti-dilution provisions	8,302,538	$0.10
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2011	11,332,946	$0.15-$0.10
Warrants issued	588,260	$0.15
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2012	11,921,206	$0.15-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 291,309,990 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 41,309,990 shares, which takes into account the 32,527,930 shares already outstanding at March 31, 2012.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares. Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,275,000 shares. Therefore, no additional liability was recorded at March 31, 2012.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Financial Statements

March 31, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

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

Employment Agreements

Mr. Alan Gaines, our former Chief Executive Officer and Chairman, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines would have been compensated with 12,012,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise. An expense of $960,993 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed. Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

Dr. Amiel David, our former Chief Operating Officer, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise. An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed. Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Notes to Financial Statements

March 31, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (CONTINUED)

The shares issued pursuant to this Agreement were subject to certain terms and conditions. The shares were represented by 36 certificates of 100,000 shares each. All Certificates not delivered to the Executive are being held by the Company. One certificate representing 100,000 shares has been delivered to the Executive on the 7th of each month beginning November 7, 2009.

Note Conversions

During the year ended March 31, 2012, the Company converted a total of $104,000 of notes payable from certain Note Holders into common stock of the Company. The Company issued 1,400,000 shares of our common stock to satisfy the principal balances of the notes payable.

NOTE 9 – STOCK OPTION PLAN

On February 6, 2008, the Board of Directors adopted the Signature Exploration and Production Corp. 2007 Amended Stock Option Plan (“2007 Plan”). Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants.

On August 20, 2009, the Company issued 4,000,000 options to a consultant valued at $984,600 under the 2007 Plan. The option’s exercise price is equal to fifty percent (50%) of the average closing bid price for the three day period prior to notice of exercise. The consultant will only be allowed to purchase shares upon the exercise of the option or portion thereof to the extent that, at the time of the purchase, the purchase will not result in the consultant beneficially owning more than 9.9% of the issued and outstanding common shares of the Company. These options expired on August 20, 2010. At March 31, 2012 the Company has no stock options outstanding.

NOTE 10 – SUBSEQUENT EVENT

Resignations and Cancelation of Stock

On April 18, 2012, Alan Gaines resigned his positions as Chief Executive Officer, Chairman of the Board and Director of Signature Exploration and Production Corp. (the “Company”). This resignation terminates the Employment Agreement signed on May 2, 2011.

Also, on the same date, Amiel David resigned his position as Chief Operating Officer of the Company. This resignation terminates the Employment Agreement signed on May 2, 2011.

The 24,024,826 shares of restricted stock issued and held by the Company in accordance with Mr. Gaines’ and Mr. David’s Employment Contracts have been canceled by the Company.

