Form 10-K/A
period 2012-03-31
Signature Exploration & Production Corp.
filed 2012-07-20
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K/A

(Amendment No. 1)

___________________________

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

___________________________

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-K for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on July 20, 2012, is to furnish Exhibit 101 to the Form 10-K within the six day period provided for temporary hardship exemption by Rule 201 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from our Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the audited Balance Sheets, (ii) the audited Statements of Income, (iii) the audited Statements of Stockholders’ Equity (Capital Deficiency), (iv) the audited Statements of Cash Flows, and (v) the notes to the audited Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

(1) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on July 16, 2012.

* Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 20, 2012

	By:	/S/ Steven Weldon
Name: Steven Weldon Title: Chief Executive Officer, President and Chairman

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated: July 20, 2012

	By:	/S/ Steven Weldon
Name: Steven Weldon Title: Chief Executive Officer, President and Chairman