Form 10-Q
period 2012-06-30
Signature Exploration & Production Corp.
filed 2012-08-20
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of August 13, 2012
Common stock, .0001 par value                                                                         8,501,104

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	June 30,	March 31,
	2012	2012

Current assets:
Cash	$-	$2,174
Debt issuance costs	2,791	4,625
Prepaid expenses and other current assets	450	450

Total current assets	3,241	7,249

Property and Equipment:

Property and Equipment, less accumulated depreciation of $552 and $477	353	428
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,353	36,428

Total assets	$39,594	$43,677

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$27,475	$6,560
Bank overdraft	447	-
Accrued interest	175,020	163,998
Other accrued expenses	21,530	13,456
Convertible notes from shareholders	442,750	442,750
Convertible notes from shareholders, at fair value	141,395	308,255
Derivative liability, at fair value	122,213	334,497

Total current liabilities	930,830	1,269,516

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 8,501,104 and 32,527,930 shares issued and outstanding at June 30, 2012 and March 31, 2012	851	3,253
Additional paid-in capital	4,366,262	4,363,860
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,582,126)	(3,916,729)

Total capital deficiency	(891,236)	(1,225,839)

Total liabilities and capital deficiency	$39,594	$43,677

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Operations (unaudited)
For the three months ended June 30, 2012 and 2011,
and the Period from March 1, 2008 (Inception) to June 30, 2012

	2012	2011	Inception March 1, 2008 – June 30, 2012

Net revenue	$-	$-	$-

Cost of revenue	-	-	-
			-
Gross profit (loss)	-	-

Stock compensation	-	-	2,085,078
Loss on oil and gas assets	-	-	132,189
Investor relations	-	990	568,805
General and administrative expenses	31,684	56,777	492,016

Loss from continuing operations	(31,684)	(56,767)	(3,278,088)

Other income/(expense)

Change in fair value of convertible notes	166,860	(144,398)	270,884
Change in fair value of warrants	212,284	(160,717)	325,509
Loss on extinguishment of debt	-	-	(177,941)
Loss on loan modification	-	-	(283,000)
Interest expense	(12,857)	(16,968)	(439,492)

Total other income/(expense)	366,287	(322,083)	(304,040)

Net income/(loss)	$334,603	$(378,850)	$(3,582,128)

Weighted average common shares outstanding:
Basic	25,632,590	22,852,023	10,886,333
Diluted	77,824,010	22,852,023	10,886,333

Net income/(loss) per share
Basic	$0.01	$(0.02)	$(0.33)
Diluted	$0.00	$(0.02)	$(0.33)
See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the three months ended June 30, 2012 and 2011,
and the Period from March 1, 2008 (Inception) to June 30, 2012
	2012	2011	Inception (March 1, 2008 – June 30, 2012)

Cash flows from operating activities:
Net income/(loss)	$334,603	$(378,850)	$(3,582,128)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	75	75	552
Loss on oil and gas assets	-	-	132,189
Stock compensation	-	-	2,172,351
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(166,860)	144,398	(270,884)
Change in fair value of warrants	(212,284)	160,717	(325,509)
Non-cash interest	1,834	5,318	382,984
Changes in operating assets and liabilities:
Other assets	-	-	5,013
Accounts payable	20,915	13,637	9,946
Accrued expenses	19,543	11,650	55,412

Net cash used in operating activities	(2,174)	(43,055)	(959,133)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	-	-	1,031,500

Net cash provided by financing activities	-	-	1,031,500

Net increase (decrease) in cash	(2,174)	(43,055)	729

Cash, beginning of period	$2,174	$47,692	$729

Cash, end of period	$-	$4,637	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$-	$125,250
Stock issued to settle interest expense	$-	$-	$373
See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2012

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2012, contained in the Company’s March 31, 2012 Annual Report on Form 10-K.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,258,000 as of June 30, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of June 30, 2012. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2012

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

Income/(Loss) per Share. The Company’s basic and diluted income/(loss) per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 64,784,506 common stock equivalent shares outstanding as of June 30, 2012.

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
June 30, 2012

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements June 30, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$141,395	$141,395
Derivative liability	$-	$-	$122,213	$122,213
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$308,255	$308,255
Derivative liability	$-	$-	$334,497	$334,497

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
June 30, 2012

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended June 30, 2012:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$308,255	$334,497	$642,752

Realized and unrealized gains (losses);
Included in other income (expense)	166,858	212,284	379,142
Purchases, issuances, and settlements	-	-	-
Balance, June 30, 2012	$141,395	$122,213	$263,608

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.21% to 0.72%, (2) remaining contractual life of 1 to 4.60 years, (3) expected stock price volatility of 324% to 697% and (4) expected dividend yield of zero.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2012

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$163,998
Amortization of beneficial conversion feature	-	-
Accrued interest	-	11,022
Balance, end of period	$442,750	$175,020

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

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $175,020 of related accrued interest.  As of June 30, 2012, no shareholders have made demands for payment of these loans.

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
Notes					Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2012	Fair Value at June 30, 2012	Fair Value at March 31, 2012	Fair Value at June 30, 2012
December 2009(2)	$352,942	$300,000	$47,109	$6,446	$113,204	$22,319
January 2010	64,706	60,000	7,919	3,606	9,493	3,290
February 2010 (1)	352,942	300,000	156,694	81,377	114,872	51,883
August 2010	58,824	50,000	30,482	15,658	30,464	13,844
March 2011	70,590	60,000	34,006	17,701	34,062	15,784
August 2011	47,060	40,000	27,012	13,965	27,455	12,827
February 2012	11,766	11,000	5,033	2,642	4,947	2,267
	$958,830	$821,000	$308,255	$141,395	$334,497	$122,213

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

(2)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at June 30, 2012 $800,004 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2017. The table below shows the change in the number of warrants outstanding as of June 20, 2012 and March 31, 2012.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2012

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	11,921,206	$0.15-$0.10
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at June 30, 2012	11,921,206	$0.15-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 258,782,060 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 17,283,164 shares, which takes into account the 8,501,104 shares already outstanding at June 30, 2012.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,275,000 shares. Therefore, no additional liability was recorded at June 30, 2012.

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Agreements
Mr. Alan Gaines, our former Chief Executive Officer and Chairman, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $960,993 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

Dr. Amiel David, our former Chief Operating Officer, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2012

NOTE 7 – SUBSEQUENT EVENTS

Subscription Agreement

On July 17, 2012, the Company issued 115,000 restricted shares of common stock of the Company to two stockholders for $23,000.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of June 30, 2012, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,608,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company and $80,000 for expenses related to general operations.  We will also need approximately $1,477,000 to repay $1,302,000 of notes payable and the related interest of approximately $175,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2013 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,608,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three months ended June 30, 2012 and June 30, 2011.

FINANCIAL INFORMATION

	2012	2011
General and administrative	(32,000)	(57,000)
Other income (expense)	366,000	(322,000)
Net income/(loss)	$334,000	$(379,000)

General and Administrative.  General and administrative expenses decreased by $25,000 in 2012 due to a decrease in professional fees, travel, and state fees.

Other Income/Expenses.  Other income/expenses increased by $688,000 in 2012 due to a decrease in the fair value of convertible notes and warrants of $684,000 and decrease of $4,000 in  interest expense on notes payable.

Liquidity and Capital Resources

We had cash balances totaling approximately $-0- as of June 30, 2012.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $-0- and $-0- for the quarters ended June 30, 2012 and June 30, 2011.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.21% to 0.72%, (2) remaining contractual life of 1 to 4.60 years, (3) expected stock price volatility of 324% to 697% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of June 30, 2012, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of June 30, 2012 are as follows:

Convertible notes from shareholders	443,000
Convertible notes from shareholders, at face value	859,000
Accrued interest	175,000

Total	$1,477,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2012.

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

Material Weaknesses

In our Form 10-K for the fiscal year ended March 31, 2012 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Notes were due in March 2012.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

The Notes were due in August 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Employment Agreements

Mr. Alan Gaines, our former Chief Executive Officer and Chairman, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $960,993 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

Dr. Amiel David, our former Chief Operating Officer, has entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,302,000 and accrued interest of approximately $175,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of June 30, 2012, no stockholders have made demands for payment of these loans.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable.

 Item 6.  Exhibits
(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

*           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           August 20, 2012

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:_/s/ Steven Weldon___________
Name: Steven Weldon
Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:_/s/ Steven Weldon_______________                                                                                           August 20, 2012
Name: Steven Weldon                                                                                                                                       (Date)
Title:   Chief Executive Officer, Chairman, and Director