Form 10-Q/A
period 2012-06-30
Signature Exploration & Production Corp.
filed 2012-08-24
CIK 1165320

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

_______________________________

Delaware (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

_______________________________

3200 Southwest Freeway, Ste 3300
Houston, Texas 77027
Phone: (888) 895-3594
Fax: (888) 800-5918
(Address and telephone number of
principal executive offices)

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)

________________________________

Not Applicable
(Former name, former address and former fiscal year, if changed since last report )

______________________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 22, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the notes to the unaudited Condensed Consolidated Financial Statements, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Item 6. Exhibits

31.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

(1) Incorporated by reference to the Company’s Form 10-Q, filed with the Securities and Exchange Commission on August 20, 2012.
* Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Date: August 24, 2012	By:	/s/ Steven Weldon
Name: Steven Weldon
Title: Chief Executive Officer, Chief Financial Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Steven Weldon	August 24, 2012
Name: Steven Weldon		(Date)
Title: Chief Executive Officer, Chief Financial Officer, Chairman, and Director