Form 10-Q
period 2012-09-30
Signature Exploration & Production Corp.
filed 2012-12-13
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of November 30, 2012
Common stock, .0001 par value                                                                         8,501,104

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Condensed Balance Sheet (unaudited) at September 30, 2012 and March 31, 2012	3
	Condensed Statements of Operations (unaudited) for the Three and Six Months Ended September 30, 2012 and 2011 and the Period from March 1, 2008 (Inception) to September 30, 2012	4
	Condensed Statements of Cash Flows (unaudited) for the Six Months Ended September 30, 2012 and 2011 and the Period from March 1, 2008 (Inception) to September 30, 2012	5
	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURE PAGE		21

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	September 30,	March 31,
	2012	2012

Current assets:
Cash	$-	$2,174
Debt issuance costs	4,898	4,625
Prepaid expenses and other current assets	450	450

Total current assets	5,348	7,249

Property and Equipment:

Property and Equipment, less accumulated depreciation of $627 and $477	278	428
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,278	36,428

Total assets	$41,626	$43,677

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$14,625	$6,560
Bank overdraft	267	-
Accrued interest	186,043	163,998
Other accrued expenses	29,604	13,456
Convertible notes from shareholders	442,750	442,750
Convertible notes from shareholders, at fair value	154,152	308,255
Derivative liability, at fair value	136,516	334,497

Total current liabilities	963,957	1,269,516

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 8,501,104 and 32,527,930 shares issued and outstanding at September 30, 2012 and March 31, 2012	851	3,253
Additional paid-in capital	4,366,262	4,363,860
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,613,221)	(3,916,729)

Total capital deficiency	(922,331)	(1,225,839)

Total liabilities and capital deficiency	$41,626	$43,677

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Operations (unaudited)
For the Three and Six months ended September 30, 2012 and 2011, and the Period from March 1, 2008 (Inception) to September 30, 2012

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011	Inception March 1, 2008 – September 30, 2012

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Stock Compensation	-	-	-	-	2,085,078
Loss on oil and gas assets	-	-	-	-	132,189
Investor relations	-	-	-	991	568,805
General and administrative expenses	18,120	21,931	49,804	77,705	510,136

Loss from continuing operations	(18,120)	(21,931)	(49,804)	(78,696)	(3,296,208)

Other income/(expense)

Change in fair value of convertible notes	-	(23,978)	166,860	(168,376)	270,884
Change in fair value of warrants	-	(17,030)	212,284	(177,747)	325,509
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	-	-	-	(283,000)
Interest expense	(12,975)	(11,643)	(25,832)	(28,612)	(452,467)

Total other income/(expense)	(12,975)	(52,651)	353,312	(374,735)	(317,015)

Net income/(loss)	$(31,095)	$(74,582)	$303,508	$(453,431)	$(3,613,223)

Weighted average common shares outstanding – basic and diluted	8,537,752	30,418,741	10,788,628	26,635,382	10,056,241

Net income/( loss) per share - basic and diluted	$(0.00)	$(0.00)	$0.03	$(0.02)	$(0.36)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the Six months ended September 30, 2012 and 2011,
and the Period from March 1, 2008 (Inception) to September 30, 2012
	2012	2011	Inception (March 1, 2008 – September 30, 2012)

Cash flows from operating activities:
Net income/(loss)	$303,508	$(453,431)	$(3,613,223)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	150	150	627
Loss on oil and gas assets	-	-	132,189
Stock compensation	-	-	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(166,860)	168,376	(270,884)
Change in fair value of warrants	(212,284)	177,747	(325,509)
Non-cash interest	3,786	10,067	384,936
Changes in operating assets and liabilities:
Other assets	-	-	5,013
Accounts payable	8,333	(363)	(2,636)
Accrued expenses	38,193	18,544	74,062

Net cash used in operating activities	(25,174)	(78,910)	(982,133)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	23,000	40,000	1,054,500

Net cash provided by financing activities	23,000	40,000	1,054,500

Net increase (decrease) in cash	(2,174)	(38,910)	729

Cash, beginning of period	$2,174	$47,692	$729

Cash, end of period	$-	$8,782	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$10,924
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$100,000	$125,250
Stock issued to settle interest expense	$-	$-	$373
See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2012

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,289,000 as of September 30, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of September 30, 2012. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company. The Company is considered to be in the exploration stage.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents.

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

Income/(Loss) per Share. The Company’s basic and diluted income/(loss) per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 65,605,906 dilutive common stock equivalent shares outstanding as of September 30, 2012.

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
September 30, 2012

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements September 30, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$154,152	$154,152
Derivative liability	$-	$-	$136,516	$136,516
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$308,255	$308,255
Derivative liability	$-	$-	$334,497	$334,497

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
September 30, 2012

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended September 30, 2012:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$308,255	$334,497	$642,752

Realized and unrealized gains (losses);
Included in other income (expense)	(166,860)	(212,284)	(379,144)
Purchases, issuances, and settlements	12,757	14,303	27,060
Balance, September 30, 2012	$154,152	$136,516	$290,668

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.17% to 0.62%, (2) remaining contractual life of 1 to 4.88 years, (3) expected stock price volatility of 345% to 697% and (4) expected dividend yield of zero.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

NOTE 5 – OIL AND GAS PROPERTIES

Catron Prospect – Catron County, NM

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2012

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED
	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$163,998
Amortization of beneficial conversion feature	-	-
Accrued interest	-	22,045
Balance, end of period	$442,750	$186,043

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

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $186,043 of related accrued interest.  As of September 30, 2012, no shareholders have made demands for payment of these loans.

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
			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2012	Fair Value at September 30, 2012	Fair Value at March 31, 2012	Fair Value at September 30, 2012
December 2009(2)	$ 352,942	$300,000	$ 47,109	$ 6,446	$ 113,204	$ 22,319
January 2010	64,706	60,000	7,919	3,606	9,493	3,290
February 2010 (1)	352,942	300,000	156,694	81,377	114,872	51,883
August 2010	58,824	50,000	30,482	15,658	30,464	13,844
March 2011	70,590	60,000	34,006	17,701	34,062	15,784
August 2011	47,060	40,000	27,012	13,965	27,455	12,827
February 2012	11,766	11,000	5,033	2,642	4,947	2,267
July 2012	27,060	23,000	-	12,757	-	14,303
	$ 985,890	$844,000	$ 308,255	$ 154,152	$ 334,497	$ 136,516

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

(2)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at September 30, 2012 $847,064 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2017. The table below shows the change in the number of warrants outstanding as of September 30, 2012 and March 31, 2012.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2012

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	11,921,206	$0.15-$0.10
Warrants issued	270,600	$0.15
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at September 30, 2012	12,191,806	$0.15-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 274,048,164 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 24,048,164 shares, which takes into account the 8,501,104 shares already outstanding at September 30, 2012.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,275,000 shares. Therefore, no additional liability was recorded at September 30, 2012.

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Subscription Agreement
On July 17, 2012, the Company issued 115,000 restricted shares of common stock of the Company to two stockholders for $23,000.   On August 15, 2012 the 115,000 restricted shares were returned to the Company in exchange for two Convertible Note Agreements ("Notes") for a total of $27,060 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in February 2013.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 270,600 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2012

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (CONTINUED)

The note holders will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Agreements
Mr. Alan Gaines, our former Chief Executive Officer and Chairman, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011.  Mr. Gaines would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $960,993 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. Gaines on April 18, 2012, the shares were canceled and no expense was recognized.

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

NOTE 7 – SUBSEQUENT EVENTS

November 2012 Convertible Notes and Warrants

During November 2012, the Company entered into two Convertible Note Agreements ("Notes") for a total of $13,178.  The Company received aggregate proceeds of $11,200 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in November 2013.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 131,780 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of September 30, 2012, we have not yet generated revenues related to the energy operations.

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

Catron Prospect – Catron County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico.  The lease term is for ten years.  We are evaluating options for the use of this land.

Cash Requirements

We estimate that we will require an additional $1,646,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company and $80,000 for expenses related to general operations.  We will also need approximately $1,515,000 to repay $1,329,000 of notes payable and the related interest of approximately $186,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2013 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,646,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and six months ended September 30, 2012 and September 30, 2011.

FINANCIAL INFORMATION
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Investor relations	$-	$-	$-	$1,000
Loss on oil and gas assets	-	-	-	-
General and administrative	18,000	22,000	50,000	77,000
Other income/(expense)	(13,000)	(53,000)	353,000	(375,000)
Net income/( loss)	$(31,000)	$(75,000)	$303,000	$(453,000)

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

General and Administrative.  General and administrative expenses decreased by $4,000 in 2012.  This decrease can be attributed to a reduction of travel expenses.

Other Income/( Expenses).  Other expense increased by $40,000 in 2012 due to a decrease in the fair value of convertible notes and warrants.

Comparison of the Six Months Ended September 30, 2012 and September 30, 2011

Investor Relations.  Investor relations expenses decreased by approximately $1,000 in 2012 to reduce operating expenses.

General and Administrative.  General and administrative expenses decreased by $27,000 in 2011.  This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses). Other expenses decreased by $728,000 in 2012 due to an decrease in the fair value of convertible notes and warrants.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.17% to 0.62%, (2) remaining contractual life of 1 to 4.88 years, (3) expected stock price volatility of 345% to 697% and (4) expected dividend yield of zero

Commitments

Except as shown in the following table, as of September 30, 2012, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of September 30, 2012 are as follows:

Convertible notes from shareholders	443,000
Convertible notes from shareholders, at face value	886,000
Accrued interest	186,000

Total	$1,515,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

July 2012 Convertible Notes and Warrants

On July 17, 2012, the Company issued 115,000 restricted shares of common stock of the Company to two stockholders for $23,000.   On August 15, 2012 the 115,000 restricted shares were returned to the Company in exchange for two Convertible Note Agreements ("Notes") for a total of $27,060 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in February 2013.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 270,600 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,290,000 and accrued interest of approximately $186,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of September 30, 2012, no stockholders have made demands for payment of these loans.

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

Date:           December 12, 2012

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:_/s/ Steven Weldon___________
Name: Steven Weldon
Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:_/s/ Steven Weldon_______________                                                                                           December 12, 2012
Name: Steven Weldon                                                                                (Date)
Title:   Chief Executive Officer, Chairman, and Director