Form 10-Q
period 2012-12-31
Signature Exploration & Production Corp.
filed 2013-02-19
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

4700 Millenia Blvd, Suite 175
Orlando, FL 32839
Phone: (888) 895-3594
Fax: (888) 800-5918
(Address and telephone number of
principal executive offices)

(Address, including zip code, and telephone and facsimile numbers, including area code, of registrant’s executive offices)
___________________________

3200 Southwest Freeway, Ste 3300
Houston, Texas 77027

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of February 19, 2012
Common stock, .0001 par value                                                                         8,501,104

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Condensed Balance Sheet (unaudited) at December 31, 2012 and December 31, 2012	3
	Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended December 31, 2012 and 2011 and the Period from March 1, 2008 (Inception) to December 31, 2012	4
	Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended December 31, 2012 and 2011 and the Period from March 1, 2008 (Inception) to December 31, 2012	5
	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURE PAGE		21

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	December 31,	March 31,
	2012	2012

Current assets:
Cash	$-	$2,174
Debt issuance costs	5,249	4,625
Prepaid expenses and other current assets	100	450

Total current assets	5,349	7,249

Property and Equipment:

Property and Equipment, less accumulated depreciation of $702 and $477	203	428
Oil and gas properties, unproven	36,000	36,000

Total property and equipment	36,203	36,428

Total assets	$41,552	$43,677

Liabilities and Capital Deficiency

Current liabilities:
Accounts payable	$8,756	$6,560
Bank overdraft	20	-
Accrued interest	197,065	163,998
Other accrued expenses	29,604	13,456
Convertible notes from shareholders	442,750	442,750
Convertible notes from shareholders, at fair value	103,231	308,255
Derivative liability, at fair value	92,500	334,497

Total current liabilities	873,926	1,269,516

Commitments and contingencies	-	-

Capital deficiency:
Common stock, $0.0001 par value, 250,000,000 shares authorized 8,501,104 and 32,527,930 shares issued and outstanding at December 31, 2012 and March 31, 2012	851	3,253
Additional paid-in capital	4,366,262	4,363,860
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,523,264)	(3,916,729)

Total capital deficiency	(832,374)	(1,225,839)

Total liabilities and capital deficiency	$41,552	$43,677

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Operations (unaudited)
For the Three and Nine months ended December 31, 2012 and 2011, and the Period from March 1, 2008 (Inception) to December 31, 2012

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011	Inception March 1, 2008 – December 31, 2012

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Stock Compensation	-	-	-	-	2,085,078
Loss on oil and gas assets	-	-	-	-	132,189
Investor relations	-	-	-	991	568,805
General and administrative expenses	5,509	18,024	55,313	95,731	515,645

Loss from continuing operations	(5,509)	(18,024)	(55,313)	(96,722)	(3,301,717)

Other income/(expense)

Change in fair value of convertible notes	57,133	-	223,993	(168,376)	328,019
Change in fair value of warrants	50,982	-	263,266	(177,747)	376,491
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	-	-	-	(283,000)
Interest expense	(12,650)	(15,528)	(38,482)	(44,139)	(465,117)

Total other income/(expense)	95,465	(15,528)	448,777	(390,262)	(221,548)

Net income/(loss)	$89,956	$(33,552)	$393,464	$(486,984)	$(3,523,265)

Weighted average common shares outstanding – basic and diluted	8,501,104	30,127,930	10,057,742	28,937,060	9,531,958

Net income/( loss) per share - basic and diluted	$0.01	$(0.00)	$0.04	$(0.02)	$(0.37)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the Nine months ended December 31, 2012 and 2011,
and the Period from March 1, 2008 (Inception) to December 31, 2012
	2012	2011	Inception (March 1, 2008 – December 31, 2012)

Cash flows from operating activities:
Net income/(loss)	$393,464	$(486,984)	$(3,523,267)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	225	225	702
Loss on oil and gas assets	-	-	132,189
Stock compensation	-	-	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(223,993)	168,376	(328,019)
Change in fair value of warrants	(263,266)	177,747	(376,488)
Non-cash interest	5,413	14,476	386,563
Changes in operating assets and liabilities:
Other assets	350	-	5,363
Accounts payable	2,217	3,826	(8,752)
Accrued expenses	49,216	34,663	85,084

Net cash used in operating activities	(36,374)	(87,671)	(993,334)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	34,200	40,000	1,065,700

Net cash provided by financing activities	34,200	40,000	1,065,700

Net increase (decrease) in cash	(2,174)	(47,671)	(729)

Cash, beginning of period	$2,174	$47,692	$729

Cash, end of period	$-	$21	$-

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-
Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$10,924
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$100,000	$125,250
Stock issued to settle interest expense	$-	$-	$373
See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2012

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,200,000 as of December 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2012. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2012

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

Income/(Loss) per Share. The Company’s basic and diluted income/(loss) per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 65,589,266 dilutive common stock equivalent shares outstanding as of December 31, 2012.

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
December 31, 2012

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements December 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$103,231	$103,231
Derivative liability	$-	$-	$92,500	$92,500
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$308,255	$308,255
Derivative liability	$-	$-	$334,497	$334,497

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
December 31, 2012

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended December 31, 2012:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$308,255	$334,497	$642,752

Realized and unrealized gains (losses);
Included in other income (expense)	(223,993)	(263,266)	(487,259)
Purchases, issuances, and settlements	18,969	21,269	40,238
Balance, December 31, 2012	$103,231	$92,500	$195,731

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.18% to 0.81%, (2) remaining contractual life of 1 to 4.91 years, (3) expected stock price volatility of 345% to 697% and (4) expected dividend yield of zero.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2012

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED
	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$163,998
Amortization of beneficial conversion feature	-	-
Accrued interest	-	33,067
Balance, end of period	$442,750	$197,065

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

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $197,065 of related accrued interest.  As of December 31, 2012, no shareholders have made demands for payment of these loans.

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
Notes					Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2012	Fair Value at December 31, 2012	Fair Value at March 31, 2012	Fair Value at December 31, 2012
December 2009(2)	$ 352,942	$ 300,000	$ 47,109	$ 18,113	$ 113,204	$ 45,386
January 2010	64,706	60,000	7,919	1,171	9,493	467
February 2010 (1)	352,942	300,000	156,694	45,809	114,872	19,212
August 2010	58,824	50,000	30,482	8,863	30,464	5,099
March 2011	70,590	60,000	34,006	10,227	34,062	6,164
August 2011	47,060	40,000	27,012	7,984	27,455	5,132
February 2012	11,766	11,000	5,033	1,546	4,947	858
July 2012	27,060	23,000	-	6,401	-	6,847
November 2012	13,178	11,200	-	3,117	-	3,335
	$ 999,068	$ 855,200	$ 308,255	$ 103,231	$ 334,497	$ 92,500

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.

(2)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at December 31, 2012 $847,064 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2017. The table below shows the change in the number of warrants outstanding as of December 31, 2012 and March 31, 2012.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2012

NOTE 6 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	11,921,206	$0.15-$0.10
Warrants issued	402,380	$0.15
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at December 31, 2012	12,323,586	$0.15-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 268,841,560 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 27,342,664 shares, which takes into account the 8,501,104 shares already outstanding at December 31, 2012.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficiency in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,275,000 shares. Therefore, no additional liability was recorded at December 31, 2012.

NOTE 7 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Subscription Agreements
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
December 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (CONTINUED)

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

Dr. Amiel David, our former Chief Operating Officer, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

NOTE 8 – SUBSEQUENT EVENTS

February 2013 Convertible Notes and Warrants

During February 2013, the Company entered into two Convertible Note Agreements ("Notes") for a total of $4,118.  The Company received aggregate proceeds of $3,500 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in February 2014.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 41,180 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of December 31, 2012, we have not yet generated revenues related to the energy operations.

Plan of Operation

Our primary strategy is to develop existing acreage position through the drillbit in order to accrete significant value to our stockholders. The company will continue to seek those acquisitions of select properties that have been identified as attractive, both technically and geologically, and possess meaningful upside potential.

The Company continues to operate with very limited capital. Since March in 2008, we have been unable to locate a consistent source of additional financing for use in our operational or expansion plans. The Company is currently attempting to raise sufficient funds to purchase leases of oil and gas properties.  We can give no assurances that the Company will be able to purchase any leases.  Each oil and gas property in which we obtain an interest in will have an operator who will be responsible for marketing and production.

Unproven Properties

Catron Prospect – Catron County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico.  The lease term is for ten years.  We are evaluating options for the use of this land.

Cash Requirements

We estimate that we will require an additional $1,770,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $51,000 for professional fees and expense related to being a public company and $80,000 for expenses related to general operations.  We will also need approximately $1,639,000 to repay $1,442,000 of notes payable and the related interest of approximately $197,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2013 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,770,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the three and nine months ended December 31, 2012 and December 31, 2011.

FINANCIAL INFORMATION
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011
Investor relations	$-	$-	$-	$1,000
Loss on oil and gas assets	-	-	-	-
General and administrative	5,500	18,000	55,000	96,000
Other income/(expense)	95,500	(16,000)	449,000	(390,000)
Net income/( loss)	$90,000	$(34,000)	$394,000	$(487,000)

Comparison of the Three Months Ended December 31, 2012 and December 31, 2011

General and Administrative.  General and administrative expenses decreased by $12,500 in 2012.  This decrease can be attributed to a reduction of professional expenses.

Other Income/( Expenses).  Other income increased by $111,500 in 2012 due to a decrease in the fair value of convertible notes and warrants.

Comparison of the Nine Months Ended December 31, 2012 and December 31, 2011

Investor Relations.  Investor relations expenses decreased by approximately $1,000 in 2012 due to a reduction in operating expenses.

General and Administrative.  General and administrative expenses decreased by $41,000 in 2012.  This decrease can be attributed to a reduction of professional fees.

Other Income/( Expenses). Other income increased by $839,000 in 2012 due to an decrease in the fair value of convertible notes and warrants.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.18% to 0.81%, (2) remaining contractual life of 1 to 4.91 years, (3) expected stock price volatility of 345% to 697% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of December 31, 2012, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of December 31, 2012 are as follows:

Convertible notes from shareholders	443,000
Convertible notes from shareholders, at face value	999,000
Accrued interest	197,000

Total	$1,639,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2012.

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

Dr. Amiel David, our former Chief Operating Officer, had entered into an Employment Agreement with the Company for a one year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise was completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,442,000 and accrued interest of approximately $197,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of December 31, 2012, no stockholders have made demands for payment of these loans.

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

Date:           February 19, 2012

            SIGNATURE EXPLORATION AND PRODUCTION CORP.

            By:_/s/ Steven Weldon___________
            Name: Steven Weldon
Title: Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:_/s/ Steven Weldon_______________                                                                                           February 19, 2012
Name: Steven Weldon                                                                                                                                (Date)
Title:   Chief Executive Officer, Chairman, and Director