Form 10-K
period 2013-03-31
Signature Exploration & Production Corp.
filed 2013-07-15
CIK 1165320

                                   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 9, 2013, the last business day of the registrant’s most recently completed first quarter, based on the closing price on that date of $0.06 on the Over the Counter Bulletin Board, was approximately $285,000.

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

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2013, we have not yet generated revenues or incurred expenses related to the energy operations.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol SXLP.

Our principal executive offices are located at 4700 Millenia Blvd, Suite 175, Orlando, FL 32839. Our telephone number is (888) 898-3594.

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

Not Applicable

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

Fiscal Year 2013	High ($)	Low ($)
Fourth Quarter	$ 0.03	$ 0.08
Third Quarter	$ 0.03	$ 0.20
Second Quarter	$ 0.07	$ 0.07
First Quarter	$ 0.06	$ 0.18
Fiscal Year 2012
Fourth Quarter	$ 0.25	$ 0.12
Third Quarter	$ 0.50	$ 0.10
Second Quarter	$ 0.19	$ 0.04
First Quarter	$ 0.22	$ 0.07

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of March 31, 2013, we have not yet generated revenues or incurred expenses related to the energy operations.

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

Unproven Properties

Catron Prospect – Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico. The lease term was for ten years.  The lease was cancelled on by the Department of the Interior and $36,000 was expensed in the year ended March 31, 2013. We are evaluating options for the use of this land.

Cash Requirements

We estimate that we will require an additional $1,717,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $30,000 for professional fees and expense related to being a public company and $30,000 for expenses related to general operations.  We will also need approximately $1,657,000 to repay $1,450,000 of notes payable and the related interest of approximately $208,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2014 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,717,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended March 31, 2013 and March 31, 2012.

FINANCIAL INFORMATION

	2013	2012
Loss on oil and gas properties	$36,000	$-
Investor relations	-	1,000
General and administrative	76,000	102,000
Other income/(expense)	148,000	88,000
Net income/(loss)	$36,000	$(15,000)

Loss on oil and gas properties. Loss on oil and gas properties increased by $36,000 due to a lease cancelation during 2013.

Investor Relations.  Investor relations expenses decreased by approximately $1,000 in 2013.  Investor relations were limited in 2013 as a cost savings measure.

General and Administrative.  General and administrative expenses decreased in 2013 due to a decrease in professional fees.

Other Income/(Expense).  Other expenses increased by $60,000 in 2013 due to the change in the fair value of convertible notes and warrants.

 Liquidity and Capital Resources

We had cash balances totaling approximately $2,400 as of March 31, 2013.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $0 cash used in investing activities for the years ended March 31, 2013 and 2012.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $37,700 and $51,000 for the years ended March 31, 2013 and 2012.

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

Commitments

Except as shown in the following table, as of March 31, 2013, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of March 31, 2013 are as follows:

Convertible notes from shareholders	$443,000
Convertible notes from shareholders, at face value	1,003,000
Accrued interest	208,000

Total	$1,654,000

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Financial Officer concluded as of March 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Although we have not remedied these issues in the past fiscal year, we anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2014.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by March 31, 2014.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 30, 2013, and the positions currently held by each are as follows:

Name	Age	Position
Steven Weldon	37	Chief Executive Officer and Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2013, 2012 and 2011.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Steven Weldon, CEO, President and Director	2013	30,000	-	-	-	-	-	-	30,000
	2012	30,000	-	-	-	-	-	-	30,000
	2011	30,000	-	-	-	-	-	-	30,000

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

The following table presents information known to us, as of June 28, 2013, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers and directors; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 8,501,104 shares of common stock outstanding as of June 28, 2013.  A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	Number of Shares of Common Stock Beneficially Owned
Name of Beneficial Owner		Percentage of Shares Beneficially Owned
Steven Weldon	3,745,212	44.0%
Screaming Reach Investments, LLC	1,000,000	11.8%
All directors and officers (1 person)	3,745,212	44.0%
___________
(1)	Unless otherwise noted, the address of each person listed is c/o Signature Exploration and Production Corp. 4700 Millenia Blvd, Suite 175, Orlando, FL 32839.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Not Applicable

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2013	Fiscal 2012
Audit Fees(1)	$29,000	$49,000
Audit-Related Fees(2)	-0-	-0-
Tax Fees(3)	-0-	-0-

Subtotal	$29,000	$49,000

All other Fees(4)	-0-	-0-

Total	$29,000	$49,000

(1)
Audit Fees –Audit fees billed to the Company in FY 2012 by our former auditor, Mark Bailey and Company, Ltd. were for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated:  July 15, 2013

By:           /S/  Steven Weldon
Name:           Steven Weldon
Title:	Chief Executive Officer, President and Chairman

Table of Contents

Report of Independent Registered Certified Public Accounting Firm	F-1

Report of previous Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets – March 31, 2012 and 2011	F-3

Statements of Operations – Years ended March 31, 2013 and 2012 and the Period from March 1, 2008 (Inception) to March 31, 2013	F-4

Statements of Stockholders’ Equity (Capital Deficiency) – Years ended March 31, 2013 and 2012 and the Period from March 1, 2008 (Inception) to March 31, 2013	F-5

Statements of Cash Flows – Years ended March 31, 2013 and 2013	F-6

Notes to Financial Statements	F-7

LJ SULLIVAN CERTIFIED PUBLIC ACCOUNTANT, LLC
701 Brickell Avenue, Suite 1550
Miami, Florida 33131

REPORT OF IINDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Signature Exploration and Production Corp.

I have audited the accompanying balance sheets of Signature Exploration and production Corp. as of March 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  Signature Exploration and Production Corp.’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Exploration and Production Corp. as of March 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern.  As discussed in Note 2 of the accompanying financial statements, the company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception of exploration activities.  These factors and the need for additional financing in order for the company to meet its business plan, raise substantial doubt about its ability to continue as a going concern.  Management’s plan to continue as a going concern is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J Sullivan Certified Public Accountant, LLC
Miami, Florida
July 12, 2013

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signature Exploration and Production Corp. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012 and from inception to date, in conformity with accounting principles generally accepted in the United States of America.

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

Mark Bailey & Company, Ltd.
Reno, NV
July 16, 2012

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	March 31,	March 31,
	2013	2012

Current assets:
Cash	$2,427	$2,174
Debt issuance costs	3,963	4,625
Prepaid expenses and other current assets	100	450

Total current assets	6,490	7,249

Property and Equipment:

Property and Equipment, less accumulated depreciation of $777 and $477	128	428
Oil and gas properties, unproven	-	36,000

Total property and equipment	128	36,428

Total assets	$6,618	$43,677

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$11,886	$6,560
Accrued interest	208,088	163,998
Other accrued expenses	45,751	13,456
Convertible notes from shareholders	442,750	442,750
Convertible notes from shareholders, at fair value	227,521	308,255
Derivative liability, at fair value	260,311	334,497

Total current liabilities	1,196,307	1,269,516

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized 8,501,104 and 32,527,930 shares issued and outstanding at March 31, 3013 and March 31, 2012	851	3,253
Additional paid-in capital	4,366,262	4,363,860
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,880,579)	(3,916,729)

Total stockholders’ equity (deficiency)	(1,189,689)	(1,225,839)

Total liabilities and stockholders’ equity (deficiency)	$6,618	$43,677

The accompanying notes are an integral part of the financial statements

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations
For the years ended March 31, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to March 31, 2013

	2013	2012	Inception March 1, 2008 – March 31, 2013

Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-	-

Loss on oil and gas properties	36,000	-	168,189
Stock compensation	-	-	2,085,078
Investor relations	-	991	568,805
General and administrative expenses	75,718	101,850	537,041

Loss from continuing operations	(111,718)	(102,841)	(3,358,122)

Other income/(expense)
Change in fair value of convertible notes	101,701	62,430	205,725
Change in fair value of warrants	97,575	89,320	210,800
Loss on extinguishment of debt	-	-	(177,941)
Loss on loan modification	-	-	(283,000)
Interest expense	(51,408)	(63,672)	(478,043)

Total other income/(expenses)	147,868	88,077	(522,459)

Net income/(loss)	$36,150	$(14,764)	$(3,880,581)

Weighted average common shares outstanding – basic and diluted	9,668,582	29,778,111	9,531,985

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.41)

The accompanying notes are an integral part of the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Statements of Stockholders’ Equity (Deficiency)
For the years ended March 31, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to March 31, 2013

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Related to	During
	Common stock		Paid-in	Abandoned	Exploration
	Shares	Amount	Capital	Activities	Stage	Total
Balance, March 1, 2008	886,816	$89	$1,469,648	$(1,676,223)	$-	$(206,486)

Net loss	-	-	-	-	(9,845)	(9,845)

Balance, March 31, 2008	886,816	$89	$1,469,648	$(1,676,223)	(9,845)	$(216,331)

Issuance of stock as compensation, in March 2009	10,326	1	515	-	-	516

Loss on loan modification	-	-	202,500	-	-	202,500

Net loss	-	-	-	-	(341,967)	(341,967)

Balance, March 31, 2009	897,143	$90	$1,672,663	$(1,676,223)	$(351,812)	$(355,282)

Issuance of stock for debt conversions	2,162,254	216	21,406	-	-	21,622

Compensation expense – employment contracts	3,873,000	387	1,030,653	-	-	1,031,040

Compensation expense – stock option	-	-	984,600	-	-	984,600

Compensation expense – consulting	80,137	8	89,249	-	-	89,257

Beneficial conversion features	-	-	133,000	-	-	133,000

Loss on loan modification	-	-	258,441	-	-	258,441

Net loss	-	-	-	-	(2,964,861)	(2,964,861)

Balance, March 31, 2010	7,012,534	$701	$4,190,012	$(1,676,223)	$(3,316,673)	$(802,183)

Compensation expense – consulting	60,000	6	62,394	-	-	62,400

Legal Retainer	28,570	3	9,997	-	-	10,000

Net loss	-	-	-	-	(585,293)	(585,293)

Balance, March 31, 2011	7,101,104	$710	$4,262,403	$(1,676,223)	$(3,901,966)	$(1,315,076)

Compensation – employment contracts	24,026,826	2,403	(2,403)	-	-	-

Issuance of stock for debt conversions	1,400,000	140	103,860	-	-	104,000

Net loss	-	-	-	-	(14,763)	(14,763)

Balance, March 31, 2012	32,527,930	$3,253	$4,363,860	$(1,676,223)	$(3,916,729)	$(1,225,839)

Compensation – employment contracts	(24,026,826)	(2,403)	2,403

Sale of stock subscription		6	11,494			12,500

Return of stock sold		(6)	(11,494)			(12,500)

Rounding		1

Net income	-	-	-	-	36,150	36,150

Balance, March 31, 2013	8,501,104	$851	$4,366,263	$(1,676,223)	$(3,880,579)	$(1,189,689)

The accompanying notes are an integral part of the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Cash Flows
For the years ended March 31, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to March 31, 2013

	2013	2012	Inception (March 1, 2008 – March 31, 2013)

Cash flows from operating activities:
Net loss	$36,150	$(14,763)	$(3,880,581)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	300	207	777
Loss on oil and gas assets	36,000	-	168,189
Stock compensation	-	-	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(101,701)	(62,430)	(205,725)
Change in fair value of warrants	(97,575)	(89,320)	(210,800)
Non-cash interest	7,317	18,705	388,467
Changes in operating assets and liabilities:
Other assets	350	5,463	5,363
Accounts payable	5,327	6,197	(5,642)
Accrued expenses	76,385	39,423	112,254

Net cash used in operating activities	(37,447)	(96,518)	(994,406)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	37,700	51,000	1,069,200

Net cash provided by financing activities	37,700	51,000	1,069,200

Net increase (decrease) in cash	253	(45,518)	1,699

Cash, beginning of year	$2,174	$47,692	$728

Cash, end of year	$2,427	$2,174	$2,427

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$104,000	$125,250
Stock issued to settle interest expense	$-	$-	$373

The accompanying notes are an integral part of the financial statements.

  SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. Signature Exploration and Production Corp.  (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. We have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of March 31, 2013. The Company’s office is located in Houston, Texas.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $5,568,000 at March 31, 2013 of which $3,881,000 has been accumulated during our current exploration activities. In addition, the Company has consumed cash in its operating activities of approximately $97,000 and $184,000 for the years ended March 31, 2013 and 2012, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2013 and 2012

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 74,172,730 potentially dilutive common shares at March 31, 2013.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Oil and gas properties.  In July 2009, the Company changed its method of accounting for its oil and gas exploration and development activities from the full cost method to the successful efforts method. This change did not affect our financial statements, as we did not have any activity at that time. Although the full cost method of accounting for oil and gas exploration and development activities continue to be an accepted alternative, the successful efforts method of accounting is the preferred method. The Company believes the successful efforts method provides a more transparent representation of its results of operations and the ability to assess the Company’s investments in oil and gas properties for impairment based on their estimated fair values rather than being required to base valuation on prices and costs as of the balance sheet date.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2013 and 2012

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company holds certain financial liabilities that are measured at fair value on a recurring basis in accordance with ASC Topic 825-10-15.   ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 fair value elections are made on an instrument-by-instrument basis. The Company uses Level 3 inputs to value convertible notes and detachable warrants accounted for as derivatives.

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements March 31, 2013
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$227,521	$227,521
Derivative liability	$-	$-	$260,311	$260,311
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$308,255	$308,255
Derivative liability	$-	$-	$334,497	$334,497

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2013 and 2012

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended March 31, 2013 and 2012:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2011	$440,775	$393,726	$834,501
Realized and unrealized gains (losses);
Included in other income (expense)	(62,430)	(89,320)	(151,750)
Purchases, issuances, and settlements	(70,090)	30,091	(39,999)
Balance, March 31, 2012	$308,255	$334,497	$642,752

Realized and unrealized gains (losses);
Included in other income (expense)	(101,701)	(97,575)	(199,276)
Purchases, issuances, and settlements	20,967	23,389	(44,356)
Balance, March 31, 2013	$227,521	$260,311	$487,832

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model (1) risk free interest rate of 0.18% to 0.63%, (2) remaining contractual life of 1 to 4.87 years, (3) expected stock price volatility of 797% and (4) expected dividend yield of zero.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

SIGNATURE EXPLORATION AND PRODUCTION CORP
Notes to Financial Statements
March 31, 2013 and 2012

NOTE 5 – OIL AND GAS PROPERTIES

Catron Prospect – Carton County, NM

We acquired a lease of 1,320 acres in Catron County, New Mexico for $36,000.  The lease term was for ten years.  The Department of the Interior canceled the lease and $36,000 was expensed in the year ended March 31, 2013.

NOTE 6 – DEFERRED INCOME TAXES

At March 31, 2013, the Company had net operating loss carryforwards for income tax purposes of approximately $4,173,000 available as offsets against future taxable income.  The net operating loss carryforwards are expected to expire at various times from 2024 through 2031. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2013:

Deferred tax assets:	2013	2012
Net operating loss carryforward	$1,583,000	$1,521,000
Stock based compensation	-	-
Total deferred tax assets	1,583,000	1,521,000
Less valuation allowance	(1,583,000)	(1,521,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. During the year ended March 31, 2013, the decrease in the deferred tax asset valuation allowance amounted to approximately $62,000.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:
	2013	2012
Tax benefit computed at U.S. statutory rates	$(205,000)	$(5,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	22,000	(53,000)
Change in valuation allowance	198,000	63,000
State taxes	(15,000)	(5,000)
Total	$-	$-

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2013

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
	For the year ended March 31, 2013		For the year ended March 31, 2012
	Convertible Notes	Accrued Interest	Convertible Notes	Accrued Interest
Balance, beginning of period	$446,750	$163,998	$446,750	$119,031
Conversion to common stock	-	-	(4,000)	-
Accrued interest	-	44,090	-	44,967
Balance, end of period	$442,750	$208,088	$442,750	$163,998

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

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $208,088 of related accrued interest.  As of March 31, 2013, no shareholders have made demands for payment of these loans.

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
			Notes		Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2012	Fair Value at March 31, 2013	Fair Value at March 31, 2012	Fair Value at March 31, 2013
December 2009(2)	$352,942	$300,000	$47,109	$44,652	$113,204	$62,748
January 2010	64,706	60,000	7,919	4,785	9,493	4,746
February 2010 (1)	352,942	300,000	156,694	95,706	114,872	64,483
August 2010	58,824	50,000	30,482	18,148	30,464	17,382
March 2011	70,590	60,000	34,006	20,441	34,062	19,672
August 2011	47,060	40,000	27,012	16,157	27,455	15,940
February 2012	11,766	11,000	5,033	3,044	4,947	2,837
August 2012	27,030	23,000	-	15,295	-	16,995
November 2012	13,178	11,200	-	7,295	-	8,118
February 2013	4,118	3,500	-	1,998	-	2,120
	$1,003,156	$858,700	$308,255	$227,521	$334,497	$260,311

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.
(2)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2013 and 2012

NOTE 7 – CONVERTIBLE NOTES AND WARRANTS - CONTINUED
The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one-year maturity. Therefore, at March 31, 2013 $858,830 of the debt is in default, although no shareholders have made demands for payment of these loans.

Each note was issued with a five-year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2017. The table below shows the change in the number of warrants outstanding as of March 31, 2013 and 2012.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2011	11,332,946	$0.15-$0.10
Warrants issued	588,260	$0.15
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2012	11,921,206	$0.15-$0.10
Warrants issued	443,560	$0.15
Warrants exercised	-
Warrants expired/cancelled	-
Outstanding at March 31, 2013	12,364,766	$0.15-$0.10

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

All of the notes and warrants contain an anti-dilution adjustment that states the conversion and exercise price may not be adjusted below $0.01.  In addition, the note holder is only allowed to convert shares or exercise warrants or portions thereof to the extent that at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 291,309,990 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 28,372,164 shares, which takes into account the 19,871,060 shares already outstanding at March 31, 2013.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficit in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $446,750. As this debt is already convertible at
$0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,675,000 shares. Therefore, no additional liability was recorded at March 31, 2013.

NOTE 8 – CAPITAL TRANSACTIONS

Employment Agreements

Mr. Alan Gaines, our former Chief Executive Officer and Chairman, had entered into an Employment Agreement with the Company for a one-year term beginning May 2, 2011.  Mr. Gaines would have been compensated with 12,012,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $960,993 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

Dr. Amiel David, our former Chief Operating Officer, has entered into an Employment Agreement with the Company for a one-year term beginning May 2, 2011. Dr. David would have been compensated with 12,013,413 shares of restricted common stock, payable upon the completion of a Qualified Acquisition or Qualified Equity Raise.  An expense of $961,073 would have been recorded as stock compensation at the time a Qualified Acquisition or Qualified Equity Raise is completed.  Upon the resignation of Mr. David on April 18, 2012, the shares were canceled and no expense was recognized.

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

The shares issued pursuant to this Agreement were subject to certain terms and conditions. The shares were represented by 36 certificates of 100,000 shares each.  The Company is holding all Certificates not delivered to the Executive.  One certificate representing 100,000 shares has been delivered to the Executive on the 7th of each month beginning November 7, 2009.

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

 SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Financial Statements
March 31, 2013 and 2012

NOTE 9 – STOCK OPTION PLAN - CONTINUED

At March 31, 2013 the Company has no stock options outstanding.

NOTE 10 – SUBSEQUENT EVENT

June 2013 Convertible Notes and Warrants

During June 2013, the Company entered into two Convertible Note Agreements ("Notes") for a total of $30,588.  The Company received aggregate proceeds of $26,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in June 2014.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

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