Form 10-K/A
period 2013-03-31
Signature Exploration & Production Corp.
filed 2013-07-22
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-K/A
(Amendment No. 1)
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

Documents Incorporated by Reference
None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-K for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on July 17, 2013, is to furnish Exhibit 101 to the Form 10-K within the six day period provided for temporary hardship exemption by Rule 201 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from our Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the audited Balance Sheets, (ii) the audited Statements of Income, (iii) the audited Statements of Stockholders’ Equity (Capital Deficiency), (iv) the audited Statements of Cash Flows, and (v) the notes to the audited Financial Statements.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Pre-Approval Policy(2)
31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Pre-Approval Policy(2)
101*	XBRL Instant Document
(1) Incorporated by reference to the Company’s Form 10-K, filed with the Securities and Exchange Commission on July 17, 2013.
* Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

Dated:  July 22, 2013

By:    /S/  Steven Weldon
Name:   Steven Weldon
Title: Chief  Executive  Officer, President and Chairman