Form 10-Q
period 2013-06-30
Signature Exploration & Production Corp.
filed 2013-08-19
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

                      Class                                                                        Outstanding as of August 12, 2013June 30, 2013
Common stock, .0001 par value                                                                         8,501,104

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	March 31,	March 31,
	2013	2013

Current assets:
Cash	$17,522	$2,427
Debt issuance costs	6,857	3,963
Prepaid expenses and other current assets	100	100

Total current assets	24,479	6,490

Property and Equipment:

Property and Equipment, less accumulated depreciation of $852 and $777	53	128

Total property and equipment	53	128

Total assets	$24,532	$6,618

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$22,711	$11,886
Accrued interest	219,111	208,088
Other accrued expenses	53,433	45,751
Convertible notes from shareholders	442,750	442,750
Convertible notes from shareholders, at fair value	242,364	227,521
Derivative liability, at fair value	276,056	260,311

Total current liabilities	1,256,425	1,196,307

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized 8,501,104 shares issued and outstanding at June 30, 2013 and March 31, 2013	851	851
Additional paid-in capital	4,366,262	4,366,262
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,922,783)	(3,880,579)

Total stockholders’ equity (deficiency)	(1,231,893)	(1,189,689)

Total liabilities and stockholders’ equity (deficiency)	$24,532	$6,618

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations (unaudited)
For the Three Months ended June 30, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to June 30, 2013

	2013	2012	Inception March 1, 2008 - June 30, 2013
Net revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit (loss)	-	-	-

Loss on oil and gas properties	-	-	168,189
Stock compensation	-	-	2,085,078
Investor relations	-	-	568,805
General and administrative expenses	29,487	31,684	565,537

Loss from continuing operations	(29,487)	(31,684)	(3,387,609)

Other income/(expense)
Change in fair value of convertible notes	-	166,860	205,725
Change in fair value of warrants	-	212,284	210,800
Loss on extinguishment of debt	-	-	(177,941)
Loss on loan modification	-	-	(283,000)
Interest expense	(12,717)	(12,857)	(490,760)

Total other income/(expenses)	(12,717)	366,287	(535,176)

Net income/(loss)	$(42,204)	$334,603	$(3,922,785)

Weighted average common shares outstanding:
Basic	8,501,104	25,632,590	9,622,481
Diluted	8,501,104	77,824,010	9,622,481

Net income/(loss) per share
Basic	$(0.00)	$0.01	$(0.41)
Diluted	$(0.00)	$0.00	$(0.41)

The accompanying notes are an integral part of the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the Three months ended June 30, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to June 30, 2013

Cash flows from operating activities:	2013	2012	Inception (March 1, 2008 - March 31, 2013)
Net loss	$(42,204)	$334,603	$(3,922,785)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	75	75	852
Loss on oil and gas assets	-	-	168,189
Stock compensation	-	-	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	-	(166,860)	(205,725)
Change in fair value of warrants	-	(212,284)	(210,800)
Non-cash interest	1,694	1,834	390,161
Changes in operating assets and liabilities:
Other assets	-	-	5,363
Accounts payable	10,825	20,915	5,183
Accrued expenses	18,705	19,543	130,960

Net cash used in operating activities	(10,905)	(2,174)	(1,005,311)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	26,000	-	1,095,200

Net cash provided by financing activities	26,000	-	1,095,200

Net increase (decrease) in cash	15,095	(2,174)	16,794

Cash, beginning of year	$2,427	$2,174	$728

Cash, end of year	$17,522	$-	$17,522

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$-	$125,250
Stock issued to settle interest expense	$-	$-	$373

The accompanying notes are an integral part of the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2013

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2013, contained in the Company’s March 31, 2013 Annual Report on Form 10-K.

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,600,000 as of June 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of June 30, 2013. The Company’s office is located in Houston, Texas.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2013

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

Income/(Loss) per Share. The Company’s basic and diluted income/(loss) per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 65,589,266 dilutive common stock equivalent shares outstanding as of June 30, 2013.

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
June 30, 2013

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements June 30, 2013
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$242,364	$242,364
Derivative liability	$-	$-	$276,056	$276,056
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$227,521	$227,521
Derivative liability	$-	$-	$260,311	$260,311

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
June 30, 2013

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended June 30, 2013:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$227,521	$260,311	$487,832

Realized and unrealized gains (losses);
Included in other income (expense)	-	-	-
Purchases, issuances, and settlements	14,843	15,745	30,588
Balance, June 30, 2013	$242,364	$276,056	$518,420

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.15% to 1.41%, (2) remaining contractual life of 1 to 4.62 years, (3) expected stock price volatility of 395% to 798% and (4) expected dividend yield of zero.

The carrying amounts of cash, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying amount of the Company’s convertible notes from shareholders represents the face value of the notes, which approximated fair value at the time of issuance.

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2013

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$208,088
Amortization of beneficial conversion feature	-	-
Accrued interest	-	11,023
Balance, end of period	$442,750	$219,111

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

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $219,111 of related accrued interest.  As of June 30, 2013, no shareholders have made demands for payment of these loans.

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
Notes					Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2013	Fair Value at June 30, 2013	Fair Value at March 31, 2013	Fair Value at June 30, 2013
December 2009(2)	$352,942	$300,000	$44,652	$44,652	$62,748	$62,748
January 2010	64,706	60,000	4,785	4,785	4,746	4,746
February 2010 (1)	352,942	300,000	95,706	95,706	64,483	64,483
August 2010	58,824	50,000	18,148	18,148	17,382	17,382
March 2011	70,590	60,000	20,441	20,441	19,672	19,672
August 2011	47,060	40,000	16,157	16,157	15,940	15,940
February 2012	11,766	11,000	3,044	3,044	2,837	2,837
August 2012	27,030	23,000	15,295	15,295	16,995	16,995
November 2012	13,178	11,200	7,295	7,295	8,118	8,118
February 2013	4,118	3,500	1,998	1,998	2,120	2,120
June 2013	30,588	26,000	-	14,843	-	15,745
	$1,033,744	$884,700	$308,255	$242,364	$334,497	$276,056

A portion of the proceeds from this debt, $100,000 was not received until April 2010.
(1)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at June 30, 2013 $1,003,156 of the debt is in default, although no shareholders have made demands for payment of these loans.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
June 30, 2013

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2018. The table below shows the change in the number of warrants outstanding as of June 30, 2013 and March 31, 2012.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	12,364,766	$0.15-$0.10
Warrants issued	131,780	$0.15
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at June 30, 2013	12,496,546	$0.15-$0.10

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

As part of its ongoing analysis for the proper classification of debt and equity instruments, the Company evaluated how many shares would need to be issued if all debt was converted and all warrants were exercised at the lowest possible price of $0.01. If such conversions and exercises were to take place the Company would have to issue 293,418,470 additional shares. Currently there are 250,000,000 shares authorized, leaving a deficit of 2,108,480 shares, which takes into account the 8,801,104 shares already outstanding at June 30, 2013.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficiency in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $0.01 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 44,275,000 shares. Therefore, no additional liability was recorded at June 30, 2013.

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Subscription Agreements
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
June 30, 2013

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (CONTINUED)

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

NOTE 7 – SUBSEQUENT EVENTS

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of June 30, 2013, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,755,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $30,000 for professional fees and expense related to being a public company and $30,000 for expenses related to general operations.  We will also need approximately $1,695,000 to repay $1,476,000 of notes payable and the related interest of approximately $219,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2014 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,755,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended June 30, 2013 and June 30, 2012.

FINANCIAL INFORMATION

	2013	2012
General and administrative	29,000	32,000
Other income/(expense)	(13,000)	366,000
Net income/(loss)	$(42,000)	$334,000

General and Administrative.  General and administrative expenses decreased in 2013 due to a decrease in professional fees.

Other Income/(Expense).  Other expenses decreased by $379,000 in 2013 due to the change in the fair value of convertible notes and warrants.

 Liquidity and Capital Resources

We had cash balances totaling approximately $17,500 as of June 30, 2013.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $0 cash used in investing activities for the three months ended June 30, 2013 and 2012.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $26,000 and $-0- for the three months ended June 30, 2013 and 2012.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.15% to 1.41%, (2) remaining contractual life of 1 to 4.62 years, (3) expected stock price volatility of 395% to 798% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of June 30, 2013, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of June 30, 2013 are as follows:

Convertible notes from shareholders	443,000
Convertible notes from shareholders, at face value	1,034,000
Accrued interest	219,000

Total	$1,696,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2013.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective. Internal control weaknesses included controls over period end financial disclosure and reporting processes including not having a functioning audit committee consisting of independent Board members as well as lack of expertise with respect to the application of US GAAP and SEC rules and regulations.

Material Weaknesses

In our Form 10-K for the fiscal year ended March 31, 2013 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,446,000 and accrued interest of approximately $219,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of June 30, 2013, no stockholders have made demands for payment of these loans.

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

Date:           August 19, 2013

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:_/s/ Steven Weldon___________
Name: Steven Weldon
Title: Chief Executive Officer, Chairman, and Director