Form 10-Q
period 2013-10-01
Signature Exploration & Production Corp.
filed 2013-11-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of November 14, 2013
Common stock, .0001 par value                                                                         850,104

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE FIFTY -FOR-ONE REVERSE SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON SEPTEMBER 3, 2013.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements
	Condensed Balance Sheet (unaudited) at September 30, 2013 and March 31, 2013	3
	Condensed Statements of Operations (unaudited) for the Six Months Ended September 30, 2013 and 2012 and the Period from March 1, 2008 (Inception) to September 30, 2013	4
	Condensed Statements of Cash Flows (unaudited) for the Six Months Ended September 30, 2013 and 2012 and the Period from March 1, 2008 (Inception) to September 30, 2013	5
	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURE PAGE		20

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
	September 30,	March 31,
	2013	2013

Current assets:
Cash	$1	$2,427
Debt issuance costs	4,570	3,963
Prepaid expenses and other current assets	100	100

Total current assets	4,671	6,490

Property and Equipment:

Property and Equipment, less accumulated depreciation of $905 and $777	-	128

Total property and equipment	-	128

Total assets	$4,671	$6,618

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$11,412	$11,886
Accrued interest	230,133	208,088
Other accrued expenses	61,141	45,751
Convertible notes from shareholders	442,750	442,750
Convertible notes from shareholders, at fair value	106,459	227,521
Derivative liability, at fair value	110,716	260,311

Total current liabilities	962,611	1,196,307

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized 850,110 shares issued and outstanding at September 30, 2013 and March 31, 2013	85	85
Additional paid-in capital	4,367,028	4,367,028
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,648,830)	(3,880,579)

Total stockholders’ equity (deficiency)	(957,940)	(1,189,689)

Total liabilities and stockholders’ equity (deficiency)	$4,671	$6,618

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations (unaudited)
For the Six Months ended September 30, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to September 30, 2013

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012	Inception March 1, 2008 – September 30, 2013

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Stock Compensation	-	-	-	-	2,085,078
Loss on oil and gas assets	-	-	-	-	168,189
Investor relations	-	-	-	-	567,814
General and administrative expenses	13,982	18,120	43,469	49,804	580,510

Loss from continuing operations	(13,982)	(18,120)	(43,469)	(49,8304)	(3,401,591)

Other income/(expense)

Change in fair value of convertible notes	135,905	-	135,905	166,860	341,630
Change in fair value of warrants	165,340	-	165,340	212,284	376,140
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	-	-	-	(283,000)
Interest expense	(13,310)	(12,975)	(26,027)	(25,832)	(504,070)

Total other income/(expense)	287,935	(12,975)	275,218	353,312	(247,241)

Net income/(loss)	$273,953	$(31,095)	$231,749	$303,508	$(3,648,842)

Weighted average common shares outstanding – basic and diluted	850,110	853,775	850,110	1,078,863	922,374

Net income/( loss) per share - basic and diluted	$(0.33)	$(0.04)	$0.28	$3.55	$(3.95)

See accompanying notes to the financial statements

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the Six months ended September 30, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to September 30, 2013

Cash flows from operating activities:
	2013	2012	Inception (March 1, 2008 - March 31, 2013)
Net income/(loss)	$231,789	$303,508	$(3,648,832)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	128	150	905
Loss on oil and gas assets	-	-	168,189
Stock compensation	-	-	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(135,905)	(166,860)	(341,630)
Change in fair value of warrants	(165,340)	(212,284)	(380,328)
Non-cash interest	3,982	3,786	392,449
Changes in operating assets and liabilities:
Other assets	-	-	5,363
Accounts payable	(475)	8,333	(6,118)
Accrued expenses	37,435	38,193	149,689

Net cash used in operating activities	(28,426)	(25,174)	(1,022,833)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	26,000	23,000	1,095,200

Net cash provided by financing activities	26,000	23,000	1,095,200

Net increase (decrease) in cash	(2,426)	(2,174)	(728)

Cash, beginning of year	$2,427	$2,174	$729

Cash, end of year	$1	$-	$1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$-	$125,250
Stock issued to settle interest expense	$-	$-	$373

The accompanying notes are an integral part of the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2013

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,300,000 as of September 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of September 30, 2013. The Company’s office is located in Orlando, FL.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2013

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

Income/(Loss) per Share. The Company’s basic and diluted income/(loss) per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 6,558,927 dilutive common stock equivalent shares outstanding as of September 30, 2013.

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
September 30, 2013

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements September 30, 2013
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$106,459	$102,627
Derivative liability	$-	$-	$110,716	$106,528
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$227,521	$227,521
Derivative liability	$-	$-	$260,311	$260,311

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
September 30, 2013

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended September 30, 2013:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$227,521	$260,311	$487,832

Realized and unrealized gains (losses);	135,905	169,528	305,433
Included in other income (expense)	-	-	-
Purchases, issuances, and settlements	14,843	15,745	30,588
Balance, September 30, 2013	$106,459	$110,716	$217,175

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.10% to 1.39%, (2) remaining contractual life of 1 to 4.37 years, (3) expected stock price volatility of 395% to 798% and (4) expected dividend yield of zero.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2013

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$208,088
Amortization of beneficial conversion feature	-	-
Accrued interest	-	22,045
Balance, end of period	$442,750	$230,133

Convertible notes from shareholders accrue interest at a rate of 10 percent per annum. The note holders have the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.10. The note holders will only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

The Company is currently in default on the entire $442,750 of convertible notes from shareholders and the $230,133 of related accrued interest.  As of September 30, 2013, no shareholders have made demands for payment of these loans.

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
	Notes				Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date	Proceeds	Fair Value at March 31, 2013	Fair Value at September 30, 2013	Fair Value at March 31, 2013	Fair Value at September 30, 2013
December 2009(2)	$352,942	$300,000	$44,652	$16,547	$108,018	$47,703
January 2010	64,706	60,000	4,785	1,982	4,746	411
February 2010 (1)	352,942	300,000	95,706	44,633	64,483	22,718
August 2010	58,824	50,000	18,148	8,081	17,382	6,384
March 2011	70,590	60,000	20,441	9,371	19,672	7,576
August 2011	47,060	40,000	16,157	7,300	15,940	6,261
February 2012	11,766	11,000	3,044	1,676	2,837	1,343
August 2012	27,030	23,000	15,295	6,563	16,995	7,453
November 2012	13,178	11,200	7,295	3,042	8,118	3,468
February 2013	4,118	3,500	1,998	862	2,120	878
June 2013	30,588	26,000	-	6,402	-	6,521
	$1,033,744	$884,700	$227,521	$106,459	$260,311	$110,716

A portion of the proceeds from this debt, $100,000 was not received until April 2010.
(1)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at September 30, 2013 $1,003,156 of the debt is in default, although no shareholders have made demands for payment of these loans.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
September 30, 2013

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2018. The table below shows the change in the number of warrants outstanding as of September 30, 2013 and March 31, 2012.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	1,236,477	$1.50-$1.00
Warrants issued	13,178	$1.00
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at September 30, 2013	1,249,655	$1.50-$1.00

The convertible notes and warrants issued between December 2009 and February 2010 originally contained substantially higher conversion and exercise prices, however, due to the anti-dilution provisions in the agreements, and as a result of the debt and warrants issued in August 2010, all of the previous exercise prices were revised to be $1.00, which was the conversion price contained in the August 2010 note agreement.

All of the notes and warrants contain an anti-dilution adjustment that state the conversion and exercise price may not be adjusted below $1.00.  In addition, the note holder is only allowed to convert shares or exercise warrants or portions thereof to the extent that at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficiency in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $1.00 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 442,750 shares. Therefore, no additional liability was recorded at September 30, 2013.

NOTE 6 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

Subscription Agreements
During June 2013, the Company entered into two Convertible Note Agreements ("Notes") for a total of $30,588.  The Company received aggregate proceeds of $26,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in June 2014.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 131,780 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of September 30, 2013, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,766,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $30,000 for professional fees and expense related to being a public company and $30,000 for expenses related to general operations.  We will also need approximately $1,706,000 to repay $1,476,000 of notes payable and the related interest of approximately $230,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2014 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,766,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended September 30, 2013 and June 30, 2012.

FINANCIAL INFORMATION

	For the Three Months Ended September, 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012
General and administrative	14,000	18,000	43,000	78,000
Other income/(expense)	288,000	(13,000)	275,000	(375,000)
Net income/(loss)	$274,000	$31,000	232,000	$(453,000

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

General and Administrative.  General and administrative expenses decreased in 2013 due to a decrease in professional fees.

Other Income/(Expense).  Other income increased in 2013 due to the change in the fair value of convertible notes and warrants.

Comparison of the Six Months Ended September 30, 2013 and September 30, 2012

General and Administrative.  General and administrative expenses decreased in 2013 due to a decrease in professional fees.

Other Income/(Expense).  Other income increased in 2013 due to the change in the fair value of convertible notes and warrants.

 Liquidity and Capital Resources

We had cash balances totaling approximately $1 as of September 30, 2013.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $0 cash used in investing activities for the six months ended September 30, 2013 and 2012.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $26,000 and $40,000 for the six months ended September 30, 2013 and 2012.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.10% to 1.39%, (2) remaining contractual life of 1 to 4.37 years, (3) expected stock price volatility of 395% to 798% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of September 30, 2013, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of September 30, 2013 are as follows:

Convertible notes from shareholders	443,000
Convertible notes from shareholders, at face value	1,034,000
Accrued interest	230,000

Total	$1,707,000

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2013.

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

The Notes are due in June 2014.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 131,780 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes are due in February 2014.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 41,180 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes are due in November 2013.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 131,780 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes are due in February 2013.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 270,600 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes are due in February 2013.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 117,660 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

The note holders will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

August 2011 Convertible Notes and Warrants

During August 2011, the Company entered into Six Convertible Note Agreements ("Notes") for a total of $47,060.  The Company received aggregate proceeds of $40,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes are due in August 2012.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 470,600 shares of common stock of the Company.  The Warrants are exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes were due in March 2012.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes include an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 705,900 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes were due in August 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $1.00. The Notes include an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 588,240 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.15. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

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

The Notes were due on February 10, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.65. The Notes include an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 271,494 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.75 The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Due to the issuance of convertible debt in August 2010 at $1.00 per share, the conversion price of these notes and warrants issued by the Company was reduced to $1.00 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $1.00 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

January 2010 Convertible Notes and Warrants

On January 13, 2010, the Company entered into two Convertible Note Agreements ("Notes") for a total of $64,706.  The Company received aggregate proceeds of $55,000 reflecting a 15% original issue discount to the Note holders.

The Notes were due on January 13, 2011.  The note holders may convert any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.35. The Notes include an anti-dilution adjustment that may not be adjusted below $0.10.

Simultaneously with the issuance of these Notes, the Company issued to each Note holder a 5-year warrant (the "Warrant") to purchase 92,437 shares of common stock of the Company.  The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.10.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

Due to the issuance of convertible debt in August 2010 at $1.00 per share, the conversion price of these notes and warrants issued by the Company was reduced to $1.00 per share, pursuant to the anti-dilution provisions of these notes and warrants. Also, pursuant to the anti-dilution provisions of the warrants, the number of shares of common stock issuable upon exercise of the warrants will increase so that the aggregate exercise price payable, after taking into account the reduction in the exercise price to $1.00 per share, will be equal to the aggregate exercise price of the warrants prior to the adjustment.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,446,000 and accrued interest of approximately $219,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of September 30, 2013, no stockholders have made demands for payment of these loans.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable.

 Item 6.  Exhibits
(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q*

*           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           November 14, 2013

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:_/s/ Steven Weldon___________
Name: Steven Weldon
Title: Chief Executive Officer, Chairman, and Director