Form 10-Q
period 2013-12-31
Signature Exploration & Production Corp.
filed 2014-02-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

                      Class                                                                        Outstanding as of February 14, 2014
Common stock, .0001 par value                                                                         850,104

EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE TEN -FOR-ONE REVERSE SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON SEPTEMBER 3, 2013.

SIGNATURE EXPLORATION AND PRODUCTION CORP.

FORM 10-Q

INDEX
PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Condensed Balance Sheet (unaudited) at December 31, 2013 and March 31, 2013	3
	Condensed Statements of Operations (unaudited) for the Nine Months Ended December 31, 2013 and 2012 and the Period from March 1, 2008 (Inception) to December 31, 2013	4
	Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended December 31, 2013 and 2012 and the Period from March 1, 2008 (Inception) to December 31, 2013	5
	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURE PAGE		21

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Condensed Balance Sheets

Assets
		March 31,
	2013	2013

Current assets:
Cash	$51	$2,427
Debt issuance costs	2,932	3,963
Prepaid expenses and other current assets	100	100

Total current assets	3,083	6,490

Property and Equipment:

Property and Equipment, less accumulated depreciation of $905 and $777	-	128

Total property and equipment	-	128

Total assets	$3,083	$6,618

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$11,412	$11,886
Accrued interest	241,219	208,088
Other accrued expenses	68,992	45,751
Convertible notes from shareholders	447,750	442,750
Convertible notes from shareholders, at fair value	177,029	227,521
Derivative liability, at fair value	197,671	260,311

Total current liabilities	1,144,073	1,196,307

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized 850,110 shares issued and outstanding at December 31, 2013 and March 31, 2013	85	85
Additional paid-in capital	4,367,028	4,367,028
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during exploration stage	(3,831,879)	(3,880,579)

Total stockholders’ equity (deficiency)	(1,140,989)	(1,189,689)

Total liabilities and stockholders’ equity (deficiency)	$3,083	$6,618

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
Statements of Operations (unaudited)

For the Nine Months ended December 31, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to December 31, 2013

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012	Inception March 1, 2008 – December 31, 2013

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit (loss)	-	-	-	-	-

Stock Compensation	-	-	-	-	2,085,078
Loss on oil and gas assets	-	-	-	-	168,189
Investor relations	-	-	-	-	567,814
General and administrative expenses	12,801	5,509	56,271	55,313	593,312

Loss from continuing operations	(12,801)	(5,509)	(56,271)	(55,313)	(3,414,393)

Other income/(expense)

Change in fair value of convertible notes	(70,570)	57,133	65,335	223,993	271,060
Change in fair value of warrants	(86,955)	50,982	78,385	263,266	289,185
Loss on extinguishment of debt	-	-	-	-	(177,941)
Loss on loan modification	-	-	-	-	(283,000)
Interest expense	(12,722)	(12,650)	(38,749)	(38,482)	(516,792)

Total other income/(expense)	(170,247)	95,465	104,971	448,777	(417,488)

Net income/(loss)	$(183,048)	$89,956	$48,700	$393,464	$(3,831,881)

Weighted average common shares outstanding – basic and diluted	850,110	850,110	850,110	1,005,774	919,232

Net income/( loss) per share - basic and diluted	$(0.22)	$0.11	$0.06	$0.39	$(4.17)

See accompanying notes to the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
(An Exploration Stage Company)
 Condensed Statements of Cash Flows
For the Nine months ended December 31, 2013 and 2012,
and the Period from March 1, 2008 (Inception) to December 31, 2013

Cash flows from operating activities:
	2013	2012	Inception (March 1, 2008 - March 31, 2013)
Net income/(loss)	$48,700	$393,464	$(3,831,881)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	128	225	905
Loss on oil and gas assets	-	-	168,189
Stock compensation	-	-	2,172,350
Loss on loan modification	-	-	283,000
Loss on extinguishment of debt	-	-	177,941
Change in fair value of convertible notes	(65,335)	(223,993)	(271,060)
Change in fair value of warrants	(78,385)	(263,266)	(289,185)
Non-cash interest	5,619	5,413	394,086
Changes in operating assets and liabilities:
Other assets	-	350	5,363
Accounts payable	(475)	2,217	(6,118)
Accrued expenses	56,372	49,216	168,626

Net cash used in operating activities	(33,376)	(36,374)	(1,027,783)

Cash flows from investing activities:

Investment in oil and gas properties	-	-	(72,189)
Purchase of property and equipment	-	-	(906)

Net cash used in investing activities	-	-	(73,095)

Cash flows from financing activities:
Proceeds from issuance of debt to stockholders	31,000	34,200	1,100,200

Net cash provided by financing activities	31,000	34,200	1,100,200

Net increase (decrease) in cash	(2,376)	(2,174)	(678)

Cash, beginning of year	$2,427	$2,174	$729

Cash, end of year	$51	$-	$51

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for legal retainer included in other assets	$-	$-	$5,462
Convertible debt issued for oil and gas lease agreements	$-	$-	$96,000
Stock issued to settle convertible debt	$-	$-	$125,250
Stock issued to settle interest expense	$-	$-	$373

The accompanying notes are an integral part of the financial statements.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2013

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

The Company’s condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $5,500,000 as of December 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – BASIS OF PRESENTATION

Reporting Entity. Signature Exploration and Production Corp. (“Signature” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. As of March 1, 2008, the Company became an exploration stage company engaged in the acquisition and development of crude oil and natural gas leases in the United States. In accordance with U.S. GAAP, we have reported our Statement of Operations and Statement of Cash Flows from the inception as an exploration stage company to the current reporting period of December 31, 2013. The Company’s office is located in Orlando, FL.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company. The Company is considered to be in the exploration stage.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of Nine months or less when purchased to be cash equivalents.

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

Income/(Loss) per Share. The Company’s basic and diluted income/(loss) per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 6,558,927 dilutive common stock equivalent shares outstanding as of December 31, 2013.

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
December 31, 2013

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

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements December 31, 2013
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$177,029	$177,029
Derivative liability	$-	$-	$197,671	$197,671
	Fair Value Measurement March 31, 2012
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$227,521	$227,521
Derivative liability	$-	$-	$260,311	$260,311

SIGNATURE EXPLORATION AND PRODUCTION CORP. AND SUBSIDIARY
Notes to Condensed Financial Statements (unaudited)
December 31, 2013

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended December 31, 2013:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$227,521	$260,311	$487,832

Realized and unrealized gains (losses);	65,335	78,385	143,720
Included in other income (expense)	-	-	-
Purchases, issuances, and settlements	14,843	15,745	30,588
Balance, December 31, 2013	$177,029	$197,671	$374,700

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.13% to 1.75%, (2) remaining contractual life of 1 to 4.12 years, (3) expected stock price volatility of 395% to 798% and (4) expected dividend yield of zero.

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

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2013

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$208,088
Amortization of beneficial conversion feature	-	-
Purchases, issuances, and settlements	5,000	-
Accrued interest	-	33,131
Balance, end of period	$447,750	$241,219

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

The Company is currently in default on $442,750 of convertible notes from shareholders and $241,156 of related accrued interest.  As of December 31, 2013, no shareholders have made demands for payment of these loans.

In November 2013, the Company entered into two one year note agreements expiring in one year totaling $5,000 from shareholders that accrue interest at a rate of 10 percent per annum. If any event of default shall occur and be continuing for a period of seven calendar days, the interest rate increases to 12% per annum and convert the notes and accrued interest, or any portion thereof, into shares of common stock at a price per share equal to 75% of the average of the three lowest trading prices occurring at any time during the twenty trading days preceding conversion.

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

		Notes				Derivative Liability (Warrants)
Month Notes were issued	Face Value on Issuance Date		Proceeds	Fair Value at March 31, 2013	Fair Value at December 31, 2013	Fair Value at March 31, 2013	Fair Value at December 31, 2013
December 2009(2)	$352,942		$300,000	$44,652	$30,987	$108,018	$79,169
January 2010	64,706		60,000	4,785	3,430	4,746	2,686
February 2010 (1)	352,942		300,000	95,706	71,191	64,483	44,649
August 2010	58,824		50,000	18,148	13,306	17,382	12,196
March 2011	70,590		60,000	20,441	15,117	19,672	13,968
August 2011	47,060		40,000	16,157	11,897	15,940	11,375
February 2012	11,766		11,000	3,044	2,521	2,837	2,278
August 2012	27,030		23,000	15,295	11,095	16,995	12,495
November 2012	13,178		11,200	7,295	5,250	8,118	5,926
February 2013	4,118		3,500	1,998	1,452	2,120	1,534
June 2013	30,588		26,000	-	10,783	-	11,395
	$1,033,744		$884,700	$227,521	$177,029	$260,311	$197,671

(1)	A portion of the proceeds from this debt, $100,000 was not received until April 2010.
(2)	$100,000 of this debt was converted to 1,000,000 shares of common stock.

SIGNATURE EXPLORATION AND PRODUCTION CORP.
Notes to Condensed Financial Statements (unaudited)
December 31, 2013

The notes above were all issued with a 15% original issue discount to the note holders and have a nominal interest rate of 16.63%. The note holders may convert, into shares of common stock, any portion of the notes that are outstanding, whether such portion represents principle or interest at $0.10. All of the convertible debt at fair value has a one year maturity. Therefore, at December 31, 2013 $1,003,156 of the debt is in default, although no shareholders have made demands for payment of these loans.

NOTE 5 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

Each note was issued with a five year warrant to purchase shares of common stock of the Company.  The warrants expire at various dates from 2014 to 2018. The table below shows the change in the number of warrants outstanding as of December 31, 2013 and March 31, 2012.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	1,236,477	$1.50-$1.00
Warrants issued	13,178	$1.00
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at December 31, 2013	1,249,655	$1.50-$1.00

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

In accordance with ASC topic 815-40, the Company evaluated whether an additional liability should be recorded to reflect the deficiency in authorized shares.  Specifically, the Company considered the guidance in ASC 840-40-35-12, which allows for reclassification of contracts on a systematic, rational and consistently applied basis. Based on this guidance the Company determined that the only potentially convertible shares not currently recorded as a liability relate to the convertible notes from shareholders, in the amount of $442,750. As this debt is already convertible at $1.00 the Company believes this debt would be converted before any other notes and warrant exercises, causing the Company to have enough authorized shares to issue upon the potential conversion of those 442,750 shares. Therefore, no additional liability was recorded at December 31, 2013.

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

Overview

Our company was incorporated in the State of Delaware on April 4, 2001, under the name of “Flagstick Ventures, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to becoming an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.  As of December 31, 2013, we have not yet generated revenues related to the energy operations.

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

Cash Requirements

We estimate that we will require an additional $1,782,000 to fund our currently anticipated requirements for ongoing operations for our existing business for the next twelve-month period. We expect to pay $30,000 for professional fees and expense related to being a public company and $30,000 for expenses related to general operations.  We will also need approximately $1,722,000 to repay $1,481,000 of notes payable and the related interest of approximately $241,000.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2014 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $1,782,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended December 31, 2013 and June 30, 2012.

FINANCIAL INFORMATION

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012
General and administrative	13,000	5,000	56,000	55,000
Other income/(expense)	(170,000)	95,000	105,000	449,000
Net income/(loss)	$(183,000)	$90,000	(49,000)	$394,000

Comparison of the Three Months Ended December 31, 2013 and December 31, 2012

General and Administrative.  General and administrative expenses decreased in 2013 due to a decrease in accrued payroll.

Other Income/(Expense).  Other income decreased in 2013 due to the change in the fair value of convertible notes and warrants.

Comparison of the Nine Months Ended December 31, 2013 and December 31, 2012

General and Administrative.  General and administrative expenses decreased in 2013 due to a decrease in professional fees.

Other Income/(Expense).  Other income decreased in 2013 due to the change in the fair value of convertible notes and warrants.

 Liquidity and Capital Resources

We had cash balances totaling approximately $51 as of December 31, 2013.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $0 cash used in investing activities for the Nine months ended December 31, 2013 and 2012.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes that total $31,000 and $40,000 for the Nine months ended December 31, 2013 and 2012.

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

Based on management’s evaluation of the assumptions discussed above, the liabilities were initially recorded in an amount equal to the transaction price, which represented the fair value of the total liability at initial recognition.. The model used by the Company is calibrated so that the model value at initial recognition equals the transaction price. On an ongoing basis the fair value model used in valuing the convertible notes and derivative liability utilizes the following inputs; exercise price per warrant, conversion price per share, contract term, volatility, current stock prices and risk free rates. The following assumptions were made in the model: (1) risk free interest rate of 0.13% to 1.75%, (2) remaining contractual life of 1 to 4.12 years, (3) expected stock price volatility of 395% to 798% and (4) expected dividend yield of zero.

Commitments

Except as shown in the following table, as of December 31, 2013, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of December 31, 2013 are as follows:

Convertible notes from shareholders	448,000
Convertible notes from shareholders, at face value	1,034,000
Accrued interest	241,000

Total	$1,723,000
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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2013.

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

August 2011 Convertible Notes and Warrants

During August 2011, the Company entered into Nine Convertible Note Agreements ("Notes") for a total of $47,060.  The Company received aggregate proceeds of $40,000 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

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

Item 3. Defaults Upon Senior Securities.

The Company is currently in default on stockholder’s loans totaling $1,446,000 and accrued interest of approximately $241,000.  The Company may use the collateral of restricted shares of the Company’s common stock to satisfy these notes.  As of December 31, 2013, no stockholders have made demands for payment of these loans.

Item 4. Mine Safety Disclosures.

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

Date:           February 14, 2014

SIGNATURE EXPLORATION AND PRODUCTION CORP.

By:_/s/ Steven Weldon___________
Name: Steven Weldon
Title: Chief Executive Officer, Chairman, and Director