Form 10-K
period 2014-03-31
Growblox Sciences, Inc.
filed 2014-06-27
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________________________

FORM 10-K
______________________________
(Mark One)
XX	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2014

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number: 333-82580

GROWBLOX SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	59-3733133 (IRS Employer I.D. No.)
_____________________________

7251 West Lake Mead Blvd, Suite 300
Las Vegas, Nevada 89128
Phone: (844) 843-2569
Fax: (866) 929-5122
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2013, the last business day of the registrant’s most recently completed second quarter, based on the closing price on that date of $0.3 on the OTCQB, was approximately $112,670.

Documents Incorporated by Reference
None

GROWBLOX SCIENCES, INC.
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

Company Background

Our company was incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to become an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.

On March 18, 2014, we purchased assets from Craig Ellins, which included the revolutionary GrowBLOX™ technology. We plan to utilize this technology to commercially cultivate and produce medical grade cannabis for sale in the U.S. states and territories in which it is legal. We also plan to research the medical treatment potential of cannabis and develop treatments from those findings. On April 4, 2014, we officially changed our name to GrowBLOX™ Sciences, Inc. to reflect this new corporate direction.

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol GBLX.

Our principal executive offices are located at 7251 West Lake Mead Blvd., Suite 309, Las Vegas, NV 89128. Our telephone number is (884) 843-2569.

Business Strategy

GrowBLOX™ Sciences, Inc. maintains two research and development focuses: research in indoor agriculture technology for the medical cannabis industry and biopharmaceutical product development specializing including research, testing, and development of FDA-approved medical treatments and nutraceuticals using extracts from the Cannabis sativa plant.

To accomplish our biopharmaceutical strategy, the Company has designed the GrowBLOX™ system, a proprietary technology that allows for completely controlled growing conditions, ensuring the manufacture of a consistent, toxin-free, natural, medicinal-grade cannabis and cannabis concentrates. We will use this, and related cutting-edge technologies and methodologies, to commercially cultivate, produce, and market products which will provide patients with valuable medicines expected to make a difference in their quality of life.

For our biopharmaceutical product development, we will employ a two-phase strategy. Initially, we will use an accelerated near-term "virtual pharma" strategy to fast-track treatments to market. The method, in partnership with respected, independent contract research organizations, would include exploring existing cannabinoid patents with promising product prototypes, receiving licensing for selected product prototypes and testing through human trial phases for FDA approval, and co-developing the resulting drugs/treatments for marketing and sale. This accelerated phase would shorten the anticipated time from 15 years/$1 billion to an estimated 3.5 years/$7-20 million.

We will also utilize a longer-term traditional pipeline approach which will allow us to capture more of the value created from our cannabis-derived extracts using a vertically-integrated model that will allow for growth through addressing treatments for multiple illnesses and through expanding manufacturing and distribution to other companies. Additional near-term revenue may be generated through licensing opportunities
Through both our biotech and biopharmaceutical research strategies, our ultimate goal is to be an industry leader in the cultivation technology and research and development of medical cannabis drugs and treatments.

Markets
To accomplish the aforementioned strategy, we endeavor to secure a strong technological presence in all U.S. states and territories that have, or are seeking, to legally allow cultivation, production, and distribution of medical-grade cannabis. We are developing corporate partnerships in those locations in order to maximize the value of our technology and shareholder returns. Upon receiving the appropriate licenses in each location, we will establish our proprietary growing system to produce medical grade cannabis for that region. We will also partner with the local medical community to distribute the appropriate products needed to improve their patients’ quality of life.

We are beginning our strategy by seeking a license to cultivate and distribute medicinal cannabis in Nevada in partnership with local business persons. As of June 30, we have obtained permits for a medicinal cannabis dispensary and a cultivation facility from Clark County, Nevada, and are in the process of requesting the same permit for a dispensary permit from the City of Las Vegas, Nevada. These are the initial steps to our application to the State of Nevada, which will be submitted in August 2014. Preparations for cultivation and distribution would begin following granting of appropriate state licenses. The Nevada partnership and application procedures will be a template for establishing in other U.S. locations.

The company has also recently hired a new Chief Science Officer and two PhD-level scientists in order to engage in the research and development of biopharmaceutical and neutraceutical applications of our medical-grade marijuana and medical-grade cannabinoid extracts. The company is working on licensing its initial biopharmaceutical cannabinoid product prototype to begin clinical trials. In addition, we are looking for co-development partners to assist us with growing our own phytocannabinoid-based biopharmaceutical product pipeline.

Competition
Current competition in Nevada is specific to the application for licensure for the cultivation and/or dispensing of medicinal cannabis. Of 79 active applicants for land use permits for dispensaries in Clark County, GrowBLOX™ Sciences, Inc. was chosen to take one of the 18 state-allowed locations within the unincorporated county. As a result, Clark County has recommended our company for a license from the State of Nevada.

Upon commencement of cultivation and distribution, our competition in Nevada will be the other approved local cultivation facilities and dispensaries. However, we anticipate the following advantages for our Clark County, Nevada, operations:
•
Our cultivation process will include unique technology and processes designed to provide a more consistent, higher quality product than our competition; who will be using more conventional methodologies.

•	Our approved dispensary will be the only location near one of the largest, rapidly growing suburban regions in Clark County.

We anticipate duplicating these competitive advantages as we look forward to operations in other U.S. locations. In addition, due to the high publicity of medicinal cannabis legalization and anticipated need for the product, in conjunction with the limited number of operational licenses being offered, we expect ample demand for our cultivation and dispensary locations.

Intellectual Property
The company currently has one patent pending and opportunity for several potential patents. Our key technology is the patent-pending indoor agricultural growing chamber known as the GrowBLOX™. The GrowBLOX™ is a controlled-climate indoor agricultural growing chamber designed and engineered to cultivate medical-grade cannabis plants. The GrowBLOX™ chambers create the ideal growing environment for each plant by monitoring and adjusting the light, humidity, nutrition, temperature and aeration, while excluding outside stresses like, toxins, pathogens and pests. This customized environment ensure maximum harvest of the finest grade product which will provide patients with specific treatment options and consistently deliver the quality and efficacy expected from a medical-grade cannabis product.

The GrowBLOX™ system is very environmental and user friendly as it utilizes the following technologies:

•
GrowBLOX’s™ AeroVAPOR™ misting system delivers all of the moisture, nutrients and oxygen the cannabis plants need to grow through a misting system that recycles the water used. Absolutely, no gray water remains that would traditionally be released back into the environment.

•	Energy-efficient LED lighting system.
•	Integrated, intelligent control system that continuously monitors, manages, records, and analyzes the cultivation methodology for optimal growth.
•	Remote monitoring system sends alerts via text, email and telephone to our scientists, botanists and cultivators, recommending adjustments to the chambers cultivation levels.
Additional patents relating to the GrowBLOX™ technology are currently being sought and will be added to our portfolio of industry-leading technology.

We also anticipate patent applications in conjunction with our research, testing, and development of biopharmaceutical treatment options using the phytocannabinoids present in the cannabis plant. Cannabis sativa contains 70 naturally occurring cannabinoids. These cannabinoids, either in isolated form or in varying combinations within strains of cannabis plants, are either proven, or have the potential, for treatment of numerous conditions, including pain; nausea, seizure and inflammation reduction; tumor inhibition; psychotic and anxiety issue; and muscle spasms. This research will be facilitated by our GrowBLOX™ controlled indoor growing system which will provide scientists with the necessary consistent samples containing adequate cannabinoid levels from harvest to harvest, thus removing environmental variables.

Government Regulation

Currently, there are twenty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Fifteen other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law.

Employees

We currently employ a Chief Executive Officer, Chief Financial Officer, Chief Science Officer, and a support staff of six employees and contractors.

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

Our executive offices are located at 7251 West Lake Mead Blvd, Suite 300, Las Vegas, NV 89128.

ITEM 3.	LEGAL PROCEEDINGS

On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York against GCM Administrative Services, LLC (“GCM”), Strategic Turnaround Equity Partners, L.P., Gary Herman, and Seth M. Lukash.  The action was brought for the purpose of determining whether the defendants or any of them were entitled to receive stock in the Company pursuant to conversion rights held under promissory notes given by an affiliate of the Company to GCM.  The defendants answered the compliant and brought five counterclaims back against the Company.  The counterclaims were for declaratory judgment, damages for breach of fiduciary duty and unjust enrichment, a money award for quantum meruit, and for breach of contract for refusing to convert the notes into shares.  No specific amount of money damages is identified in the counterclaims.  The Company believes the court will rule that there are no conversion rights pursuant to which the Company will be required to issue stock and that the counterclaims are without merit

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol "GBLX".

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

Fiscal Year 2014	High ($)	Low ($)
Fourth Quarter	$ 8.90	$ 0.40
Third Quarter	$ 1.00	$ 0.30
Second Quarter	$ 0.70	$ 0.30
First Quarter	$ 0.70	$ 0.70
Fiscal Year 2013
Fourth Quarter	$ 0.80	$ 0.30
Third Quarter	$ 2.00	$ 0.03
Second Quarter	$ 0.70	$ 0.70
First Quarter	$ 1.80	$ 1.80

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

Recent Sales of Unregistered Securities

Subsequent to the fiscal year ended March 31, 2014, the Company issued 8,950,000 shares of common stock pursuant to the employment contracts of our three executive officers.  Fifty thousand of the shares were paid directly to one of the officers.  The remaining shares will be held by the Company until such time as certain milestones are reached and vesting periods have run.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.

Convertible Notes and Warrants

Between December 2009 and February 2013, the Company entered into several Convertible Note Agreements ("Notes") for a total of $1,033,744.  The Company received aggregate proceeds of $884,700 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes were due after one year.  The note holders could have converted any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of the Company at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, the Company issued to the Note holders a 5-year warrant (the "Warrants") to purchase 12,364,766 shares of common stock of the Company.  The Warrants were exercisable at a price equal to $0.15. The Warrants included an anti-dilution adjustment that may not be adjusted below $0.01.

The note holders were only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

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

In March 2014, the note holders’ agreed to modify the terms of the notes and warrants.  The notes are now convertible at a fixed price of $0.26.  The warrants have been cancelled and no longer have any value.  A loss of $559,048 for the extinguishment of debt has been recorded on the State of Operations as of March 31, 2014.

Sale of Common Stock

As of March 31, 2014, the Company sold 1,480,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

Asset Purchase

On March 13, 2014, the Company, entered into a definitive agreement with Mr. Craig Ellins for the acquisition of assets The Assets include:

•	a provisional patent application
•	concepts associated with the Mr. Ellins or his associates
•	trademarks
•	business plans
•	investor presentations and histories
•	websites
•	trade secrets including without limitation trade secrets involving nutrient mixes
•	drawings and digital artwork
•	raw materials
•	production equipment and related assets including without limitation electrical equipment, plastic molds and internal parts
•	proof-of-concept equipment
•	URL’s

In exchange for the Assets, the Company agreed to issue 12,500,000 restricted shares of the Company’s common stock.  Of the total number of shares to be issued, 4,500,000 were issued upon the signing of the Agreement.  The remainder of the shares will be issued upon reaching certain milestones.  The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933

Employment Agreements

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

Note Conversions

During the year ended March 31, 2013, the Company converted a total of $114,013 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 438,681 shares of our common stock to satisfy the principal balances of the notes payable.

During the year ended March 31, 2012, the Company converted a total of $104,000 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 140,000 shares of our common stock to satisfy the principal balances of the notes payable.

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

Overview
Our company was incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, a majority of our stockholders approved changing our name to Signature Exploration and Production Corp. as our business model had changed to become an independent energy company engaged in the acquisition and development of crude oil and natural gas leases in the United States.

On March 18, 2014, we purchased assets from Craig Ellins, which included the revolutionary GrowBLOX™ technology. We plan to utilize this technology to commercially cultivate and produce medical grade cannabis for sale in the U.S. states and territories in which it is legal. We also plan to research the medical treatment potential of cannabis and develop treatments from those findings. On April 4, 2014, we officially changed our name to GrowBLOX™ Sciences, Inc. to reflect this new corporate direction

Plan of Operation

Our goal is to be an industry leader in the cultivation technology and research and development of medical cannabis drugs and treatments. To achieve our goal, we plan to use a vertically-integrated approach involving the development of methods and products to improve cultivation and provide consistent medical-grade yield, innovation of biopharmaceutical and nutraceutical products using the harvested materials, and marketing and distribution in coordination with business partnerships to establish in markets in which the distribution and use of medical cannabis is legal.

We have created a majority owned partnership (55%), GB Sciences Nevada, LLC to obtain licensing for cultivation and distribution of cannabis in the state of Nevada. We have been granted a special use permit by Clark County, NV for a cultivation and dispensary location. Upon state approval, we will set up a cultivation facility and a dispensary in Clark County, Nevada. We are also seeking approval to set up a dispensary in the city of Las Vegas, Nevada. We plan to use our Nevada operations as a model for establishing business in other U.S. states and territories by seeking out partnerships in each strategic area. At this time, we have created subsidiary companies in Puerto Rico, Florida and New Jersey.

We are finalizing the production and testing of the GrowBLOX™ system. We anticipate the shipment of the first containers from production in China during July 2014. After testing and revisions are made, an initial round of production will provide containers for the first cultivation facility in Clark County, Nevada in January 2015.

We also plan to set up biopharmaceutical research and development of products using our harvested cannabis. Our initial phase will be the accelerated “virtual pharma” and will include obtaining license patents on promising projects, testing and FDA approval, and co-developing the resulting product for marketing and sale. The next phase will involve setting up a traditional biopharmaceutical research method to allow our company to begin the R&D process in-house and fully own resulting patents and products.

Results of Operations

Comparison of the fiscal year ended March 31, 2014 and March 31, 2013.

FINANCIAL INFORMATION

	2014		2013
Loss on oil and gas properties		$-	$36,000
General and administrative		188,000	76,000
Other income/(expense)		(468,000)	148,000
Net income/(loss)	$	(634,000)	$36,000

Loss on oil and gas properties. Loss on oil and gas properties increased by $36,000 due to a lease cancelation during 2013.

General and Administrative.  General and administrative expenses increased in 2014 due to an increase in professional and consulting fees for obtaining licenses in Nevada.

Other Income/(Expense).  Other expenses increased by $616,000 in 2014 due to the change in the fair value of convertible notes and warrants by 57,000 and a loss on loan modifications of $559,000.

 Liquidity and Capital Resources

We had cash balances totaling approximately $339,000 as of March 31, 2014.   Historically, our principal source of funds has been cash generated from financing activities. We raised have $5 million in capital in the past three months.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $15,200 and $0.00 cash used in investing activities for the years ended March 31, 2014 and 2013.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes and sale of common stock that total $565,150 and $37,700 for the years ended March 31, 2014 and 2013.

 Variables and Trends

We have no operating history with respect to our current business plan.. In the event we are able to obtain the necessary financing to move forward with our business plan, we expect our expenses to increase significantly as we grow our business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of our future performance and must be considered in light these circumstances.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Intangibles

Intangible assets with definite lives are amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is March 31. We test intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of intangible impairment. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the customer list. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

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

Although we have not remedied these issues in the past fiscal year, we anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2015.  Additionally, we plan to test our updated controls in order to remediate our deficiencies by March 31, 2015.

Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of our executive officers and directors, their ages as of June 30, 2013, and the positions currently held by each are as follows:

Name	Age	Position
Craig Ellins	62	Chief Executive Officer and Chairman of the Board
Steven Weldon	38	Chief Financial Officer and Director
Dr. Andrea Small-Howard	45	Chief Science Officer and Director

Craig Ellins, Chairman and Chief Executive Officer
Chairman and Chief Executive Officer, Craig Ellins has spent over 30 years discovering emerging trends and developing start-ups for various industries.  He has served as Chief Executive Officer and on the Board of Directors of numerous organizations, both in the private and public sectors and has worked with a multitude of Fortune 500 organizations.  Mr. Ellins has a proven and successful background in international and domestic product and business development, technological innovation, trade secrets, strategic planning, critical infrastructure and sustainable growth.  Mr. Ellins continuously sets new standards for innovation and most recently set his sights on the cannabis industry.  His work in medical marijuana has produced significant advancements in indoor growing technology, all of which have pending patents.  Mr. Ellins has worked diligently over the years to produce state-of-the-art technology that has a substantial impact on cultivation and ingenuity.  Finding treatments to serious medical conditions has become the benchmark to Mr. Ellins technological innovation, out of which has come the GrowBLOX™.  Mr. Ellins’ rich history of new technology and financial expertise has created a framework for change in technological enterprises, especially in cultivation.

Steven Weldon, MBA, CPA, Chief Financial Officer and Board and Director
Chief Financial Officer, Steven Weldon, has over 15 years of financial and accounting experience.  The majority of his vast career has been focused on tax planning, preparation, and CFO consulting.  Mr. Weldon’s financial background includes experience in managerial, private accounting and planning.  He has served on the board of several publicly traded companies as both, Chief Executive Officer and Chief Financial Officer.  For several years, he taught accounting and tax courses to undergrad students at Florida Southern College.  He received his Bachelor of Science degree and his Masters in Business Administration from Florida Southern College.

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Board of Directors
Dr. Andrea Small-Howard, PhD, MBA, leverages broad industry knowledge and contacts with a focus on managing new product development that can be commercialized in the U.S. and selected international markets.  She employs an integrated approach to product commercialization.  Her core product development perspective is augmented with manufacturing, regulatory, supply chain and corporate alliance experience.  Dr. Small-Howard originally received her AB from Occidental College in addition to receiving both an MBA and a PhD (USC All-University Merit Fellow) in Biological Sciences from the University of Southern California. As a post-doctoral fellow at the Queens Medical Center in Honolulu, Hawaii, Dr. Small-Howard lead a project group dedicated to the study of cannabinoids in the immune system and published two peer reviewed papers on the subject.  She also screened synthetic cannabinoids at the in vitro and preclinical level.  Dr. Small-Howard has previously screened licensing candidates in other biotech disciplines and developed biopharmaceutical products that are on the market.  In addition, she has written and filed patents and global regulatory approvals.

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

Code of Ethics

We adopted the GrowBlox Sciences, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to GrowBlox Sciences, Inc. 7251 West Lake Mead Blvd, Suite 300, Las Vegas, NV 89128.  If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to our Chief Executive Officer and president and other employees for all services rendered to us in all capacities during each of the years ended March 31, 2014, 2013 and 2012.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Craig Ellins, CEO and Chairman of the Board	2014	6,125	-	-	-	-	-	-	6,125
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-
Steven Weldon, CFO and Director	2014	2,000	-	-	-	-	-	-	2,000
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

Dr. Andrea Small-Howard	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-

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

The following table presents information known to us, as of June 24, 2014, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of our outstanding common stock;
•	each of our named executive officers and directors; and
•	our directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 23,331,932 shares of common stock outstanding as of June 24, 2014.  A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	Number of Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)		Percentage of Shares Beneficially Owned
Craig Ellins	8,500,000	36.4%
Lazarus Investment Partners, LLLP(2)	3,000,000	12.9%
Steven Weldon	374,521	2.0%
All directors and officers (2 person)	8,874,521	38.4%

___________
(1)	Unless otherwise noted, the address of each person listed is c/o Growblox Sciences, Inc. 7251 West Lake Mead Blvd, Suite 300, Las Vegas, NV 89128.
(2)	Lazarus Investment Partners, LLLP. c/o Lazarus Management Company LLC, 3200 Cherry Creek South Drive, Suite 670,Denver, CO 80209

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

"We do not have any independent directors serving on our Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2014		Fiscal 2013
Audit Fees(1)		$22,370	$29,000
Audit-Related Fees(2)		-0-	-0-
Tax Fees(3)		-0-	-0-

Subtotal	$	,000	$29,000

All other Fees(4)		-0-	-0-

Total		$22,370	$29,000

(1)
Audit Fees –Audit fees billed to the Company in FY 2014 by our former auditor, LJ Sullivan Certified Public Accountant, LLC were for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)
Audit-Related Fees – There were no other fees billed by LJ Sullivan Certified Public Accountant, LLC and during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation
3.3	Bylaws (1)
10.1	2005 Restricted Stock Plan (2)
10.2	2007 Restricted Stock Plan (3)
10.3	Amended Employment Agreement (Craig Ellins)
10.4	Amended Employment Agreement (Steven Weldon)
10.5	Amended Employment Agreement (Andrea Small-Howard)
14.1	Code of Ethics (4)
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Independent Director Rule
101	XBRL Instant Documents

(1)	Previously filed as an exhibit to Form SB-2 on February 12, 2002

(2)	Previously filed as part of Schedule 14A on August 5, 2005

(3)	Previously filed as an exhibit to Form S-8 on February 8, 2008

(4)	Previously filed as an exhibit to Form 10-KSB on June 22, 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWBLOX SCIENCES, INC.

Dated:  June 27, 2014

By:           /S/  Craig Ellins
Name:           Craig Ellins
Title:	Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /S/  Craig Ellins
Name:           Craig Ellins
Title:           Chief  Executive Officer and Director
Date:  June 27, 2014

By:           /S/  Steven Weldon
Name:           Steven Weldon
Title:           Chief  Financial Officer, Chief Accounting Officer  and Director
Date:  June 27, 2014

Table of Contents

Report of Independent Registered Public Accounting Firm                                                                                                      F-1

Financial Statements:

Balance Sheets – March 31, 2014 and 2013                                                                                                                    F-2

Statements of Operations – Years ended March 31, 2014 and 2013                                                                                F-3

Statements of Stockholders’ Equity (Capital Deficiency) – Years ended
 March 31, 2014 and 2013                                                                                                                                                 F-4

Statements of Cash Flows – Years ended March 31, 2014 and 2013                                                                         F-5

Notes to Financial Statements                                                                                                                                                       F-6

LJ SULLIVAN CERTIFIED PUBLIC ACCOUNTANT, LLC
701 Brickell Avenue, Suite 1550
Miami, Florida 33131

REPORT OF IINDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GrowBlox Sciences, Inc.

I have audited the accompanying balance sheets of GrowBlox Sciences, Inc. as of March 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  GrowBlox Sciences, Inc.’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GrowBlox Sciences, Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

L J Sullivan Certified Public Accountant, LLC
Miami, Florida
June 27, 2014

GROWBLOX SCIENCES, INC.
(A Development Stage Company)
Condensed Balance Sheets

Assets
	March 31,	March 31,
	2014	2013

Current assets:
Cash	$339,327	$2,427
Subscription Receivable	150,000	-
Debt issuance costs	-	3,963
Prepaid expenses and other current assets	-	100

Total current assets	489,327	6,490

Property and Equipment, net	44,922	128
Intangibles, net	3,735	-

Total assets	$537,984	$6,618

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$19,762	$11,886
Subscriptions payable	10,000	-
Accrued interest	252,304	208,088
Other accrued expenses	1,847	45,751
Notes from shareholders	5,000	-
Convertible notes from shareholders	328,693	442,750
Convertible notes from shareholders, at fair value	933,748	227,521
Derivative liability, at fair value	-	260,311

Total current liabilities	1,551,354	1,196,307

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized 7,268,948 and 850,110 shares issued and outstanding at March 31, 3014 and March 31, 2013	727	85
Additional paid-in capital	5,198,659	4,367,028
Deficit accumulated related to abandoned activities	(1,676,223)	(1,676,223)
Deficit accumulated during development stage	(4,536,533)	(3,880,579)

Total stockholders’ equity (deficiency)	(1,013,370)	(1,189,689)

Total liabilities and stockholders’ equity (deficiency)	$537,984	$6,618

The accompanying notes are an integral part of the financial statements

GROWBLOX SCIENCES, INC.
(A Development Stage Company)
Statements of Operations
For the years ended March 31, 2014 and 2013,

	2014	2013
Net revenue	$-	$-

Cost of revenue	-	-

Gross profit (loss)	-	-

Loss on oil and gas properties	-	36,000
Stock compensation	-	-
Investor relations	-	-
General and administrative expenses	187,760	75,718

Loss from continuing operations	(187,760)	(111,718)

Other income/(expense)
Change in fair value of convertible notes	65,235	101,701
Change in fair value of warrants	78,385	97,575
Loss on extinguishment of debt	(559,048)	-
Loss on loan modification	-	-
Interest expense	(52,767)	(51,408)

Total other income/(expenses)	(468,195)	147,868

Net income/(loss)	$(655,955)	$36,150

Weighted average common shares outstanding – basic and diluted	940,723	966,858

Net loss per share - basic and diluted	$(0.70)	$0.04

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC.
(A Development Stage Company)
 Statements of Stockholders’ Equity (Deficiency)
For the years ended March 31, 2014 and 2013,
and the Period from March 1, 2008 (Inception) to March 31, 2014

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Related to	During
	Common stock		Paid-in	Abandoned	Exploration
	Shares	Amount	Capital	Activities	Stage	Total
Balance, March 1, 2008	88,682	$9	$1,469,728	$(1,676,223)	$-	$(206,486)

Net loss	-	-	-	-	(9,845)	(9,845)

Balance, March 31, 2008	88,682	$9	$1,469,728	$(1,676,223)	(9,845)	$(216,331)

Issuance of stock as compensation, in March 2009	1,033	-	516	-	-	516

Loss on loan modification	-	-	202,500	-	-	202,500

Net loss	-	-	-	-	(341,967)	(341,967)

Balance, March 31, 2009	89,714	$9	$1,672,744	$(1,676,223)	$(351,812)	$(355,282)

Issuance of stock for debt conversions	216,225	22	21,600	-	-	21,622

Compensation expense – employment contracts	387,300	38	1,031,002	-	-	1,031,040

Compensation expense – stock option	-	-	984,600	-	-	984,600

Compensation expense – consulting	8,014	1	89,256	-	-	89,257

Beneficial conversion features	-	-	133,000	-	-	133,000

Loss on loan modification	-	-	258,441	-	-	258,441

Net loss	-	-	-	-	(2,964,861)	(2,964,861)

Balance, March 31, 2010	701,253	$70	$4,190,643	$(1,676,223)	$(3,316,673)	$(802,183)

Compensation expense – consulting	6,000	1	62,399	-	-	62,400

Legal Retainer	2,857	-	10,000	-	-	10,000

Net loss	-	-	-	-	(585,293)	(585,293)

Balance, March 31, 2011	710,110	$710	$4,263,042	$(1,676,223)	$(3,901,966)	$(1,315,076)

Compensation – employment contracts	2,402,682	2,40	(2,40)	-	-	-

Issuance of stock for debt conversions	140,000	14	103,986	-	-	104,000

Net loss	-	-	-	-	(14,763)	(14,763)

Balance, March 31, 2012	32,527,930	$3,253	$4,363,860	$(1,676,223)	$(3,916,729)	$(1,225,839)

Compensation – employment contracts	(2,402,682)	(240)	240	-	-	-

Sale of stock subscription		1	11,499	-	-	12,500

Return of stock sold		(1)	(11,499)	-	-	(12,500)

Rounding		1		-	-	-

Net income	-	-	-	-	36,150	36,150

Balance, March 31, 2013	850,110	$85	$4,367,028	$(1,676,223)	$(3,880,579)	$(1,189,689)
Fractional share from stock split	157	-	-	-	-	-

Asset acquisition	4,500,000	450	33,317	-	-	33,467

Sale of stock subscription	1,480,000	148	739,852	-	-	740,000

Issuance of stock for debt conversion	438,681	44	114,013	-	-	114,057

Stock issuance costs	-	-	(55,250)	-	-	(55,250)

Rounding			(1)		1

Net loss	-	-	-	-	(655,955)	(655,955)

Balance, March 31, 2014	7,268,948	$727	$5,615,193	$(1,676,223)	$(4,536,533)	$(1,013,370)

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC.
(A Development Stage Company)
Statements of Cash Flows
For the years ended March 31, 2014 and 2013,

Cash flows from operating activities:
	2014	2013
Net loss	$(655,955)	$36,150

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	128	300
Amortization expense	10	-
Loss on oil and gas assets	-	36,000
Stock compensation	-	-
Loss on loan modification	-	-
Loss on extinguishment of debt	559,048	-
Change in fair value of convertible notes	(65,235)	(101,701)
Change in fair value of warrants	(78,385)	(97,575)
Non-cash interest	8,552	7,317
Changes in operating assets and liabilities:
Other assets	-	350
Accounts payable	7,875	5,327
Stock subscription payable	10,000
Accrued expenses	312	76,385

Net cash used in operating activities	(213,650)	(37,447)

Cash flows from investing activities:

Investment in oil and gas properties	-	-
Purchase of property and equipment	(15,200)	-

Net cash used in investing activities	(15,200)	-

Cash flows from financing activities:
Stock subscription receivable	(150,000)	-
Proceeds for sale of stock	684,750	-
Proceeds from issuance of debt to stockholders	31,000	37,700

Net cash provided by financing activities	715,750	37,700

Net increase (decrease) in cash	336,900	253

Cash, beginning of year	$2,427	$2,174

Cash, end of year	$339,327	$2,427

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Non-cash investing and financing activities:
Stock issued for intangible assets	$33,467	$-
Stock issued for legal retainer included in other assets	$-	$-
Convertible debt issued for oil and gas lease agreements	$-	$-
Stock issued to settle convertible debt	$114,057	$-
Stock issued to settle interest expense	$-	$-

The accompanying notes are an integral part of the financial statements.

  GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Reporting Entity. GrowBlox Sciences, Inc.  (“GrowBlox” or “the Company”) was incorporated on April 4, 2001 under the laws of the State of Delaware. The Company is authorized to issue 250,000,000 shares of common stock, par value $.0001. On March 18, 2014, we purchased assets from Craig Ellins, which included the revolutionary GrowBLOX™ technology. We plan to utilize this technology to commercially cultivate and produce medical grade cannabis for sale in the U.S. states and territories in which it is legal. We also plan to research the medical treatment potential of cannabis and develop treatments from those findings. On April 4, 2014, we officially changed our name to GrowBLOX™ Sciences, Inc. to reflect this new corporate direction.   The Company’s office is located in Las Vegas, Nevada.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $6,100,000 at March 31, 2014 of which $4,500,000 has been accumulated during our current development activities. In addition, the Company has consumed cash in its operating activities of approximately $364,000 and $37,000 for the years ended March 31, 2014 and 2013, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company. The Company is considered to be in the development stage.

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

GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 8,757,106 potentially dilutive common shares at March 31, 2014.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014 and 2013

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

The tables below detail the Company’s assets and liabilities measured at fair value.

	Fair Value Measurements March 31, 2014
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$-	$-
Derivative liability	$-	$-	$-	$-
	Fair Value Measurement March 31, 2013
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$227,521	$227,521
Derivative liability	$-	$-	$260,311	$260,311

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended March 31, 2014 and 2013:

	Convertible Notes	Derivative Liability	Total

Balance, March 31, 2012	$308,255	$334,497	$308,255
Realized and unrealized gains (losses);
Included in other income (expense)	(101,701)	(97,575)	(199,276)
Purchases, issuances, and settlements	20,967	23,389	(44,356)
Balance, March 31, 2013	$227,521	$260,311	$487,832

Realized and unrealized gains (losses);	65,235	78,385	143,720
Included in other income (expense)	756,719	(197,671)	559,048
Purchases, issuances, and settlements	14,843	15,745	30,588
Balance, March 31, 2014	$933,748	$-	$933,748

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

GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014 and 2013

NOTE 4 – FAIR VALUE MEASUREMENTS, CONTINUED

In March 2014, the note holders’ agreed to modify the terms of the notes and warrants.  The notes are now convertible at a fixed price of $0.26.  The notes will no longer be carried at fair market value using Level 3 inputs now that the conversion price is a fixed amount.   The warrants have been cancelled and no longer have any value.  A loss of $559,048 for the extinguishment of debt has been recorded on the Statement of Operations as of March 31, 2014.

NOTE 5 – DEFERRED INCOME TAXES

At March 31, 2014, the Company had net operating loss carryforwards for income tax purposes of approximately $4,413,000 available as offsets against future taxable income.  The net operating loss carryforwards are expected to expire at various times from 2024 through 2032. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2014:

Deferred tax assets:	2014	2013
Net operating loss carryforward	$1,674,000	$1,583,000
Stock based compensation	-	-
Total deferred tax assets	1,674,000	1,583,000
Less valuation allowance	(1,674,000)	(1,583,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. During the year ended March 31, 2014, the decrease in the deferred tax asset valuation allowance amounted to approximately $91,000.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:
	2014	2013
Tax benefit computed at U.S. statutory rates	$(229,000)	$(205,000)

Increases (decreases) in taxes resulting from:
Non-deductible items	145,000	22,000
Change in valuation allowance	91,000	198,000
State taxes	(7,000)	(15,000)
Total	$-	$-

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of March 31, 2013 and 2012.  The open tax years for each Federal taxes are March 31, 2011-2014.

GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014

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

	For the year ended March 31, 2014		For the year ended March 31, 2013
	Convertible Notes	Accrued Interest	Convertible Notes	Accrued Interest
Balance, beginning of period	$442,750	$208,088	$446,750	$163,998
Conversion to common stock	114,057	-	-	-
Accrued interest	-	44,216	-	44,090
Balance, end of period	$328,693	$252,304	$442,750	$208,088

Convertible notes from shareholders accrued interest at a rate of 10 percent per annum. The note holders had the sole option of converting the principal and interest represented by these notes into our common stock at a strike price equal to a $0.01. The note holders were only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

In March 2014, the note holders agreed to modify the terms of the notes.  The notes are now convertible at a fixed price of $0.26 and interest will no longer accrue on the remaining notes.  The note holders were only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2012	11,921,206	$0.15-$0.10
Warrants issued	443,560	$0.15
Warrants exercised	-	-
Warrants expired/cancelled	-	-
Outstanding at March 31, 2013	12,364,766	$0.15-$0.10
Warrants issued	2,960,000	$1.00-$2.00
Warrants exercised	-
Warrants expired/cancelled	(12,364,766)
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00

GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014 and 2013

NOTE 7 – CAPITAL TRANSACTIONS

Sale of Common Stock

As of March 31, 2014, the Company sold 1,480,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

Asset Purchase

On March 13, 2014, the Company, entered into a definitive agreement with Mr. Craig Ellins for the acquisition of assets The Assets include:

•	a provisional patent application
•	concepts associated with the Mr. Ellins or his associates
•	trademarks
•	business plans
•	investor presentations and histories
•	websites
•	trade secrets including without limitation trade secrets involving nutrient mixes
•	drawings and digital artwork
•	raw materials
•	production equipment and related assets including without limitation electrical equipment, plastic molds and internal parts
•	proof-of-concept equipment
•	URL’s

In exchange for the Assets, the Company agreed to issue 12,500,000 restricted shares of the Company’s common stock.  Of the total number of shares to be issued, 4,500,000 were issued upon the signing of the Agreement.  The remainder of the shares will be issued upon reaching certain milestones.  The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Below are the assets purchased:

Equipment	$29,722
Intangibles (patent, trademarks, URL’s)	3,735
Total	$33,457

The assets were valued at their historical cost.

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

GROWBLOX SCIENCES, INC.
Notes to Financial Statements
March 31, 2014 and 2013

NOTE 7 – CAPITAL TRANSACTIONS ( CONTINUED)

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

Note Conversions

During the year ended March 31, 2014, the Company converted a total of $114,013 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 438,681 shares of our common stock to satisfy the principal balances of the notes payable.

NOTE 8 – STOCK OPTION PLAN

On February 6, 2008, the Board of Directors adopted the GrowBlox Sciences, Inc. 2007 Amended Stock Option Plan (“2007 Plan”).  Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants.

At March 31, 2014 the Company has no stock options outstanding.

NOTE 9 – SUBSEQUENT EVENT

From April 2014 to June 2014, the Company converted a total of $1,015,459 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 3,905,612 shares of our common stock to satisfy the principal balances of the notes payable.

As of June 21, 2014, the Company sold 4,520,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

On March 13, 2014 the Company entered into a definitive agreement (the “Agreement”) with Mr. Craig Ellins for the acquisition of assets.  In accordance with the Agreement, Mr. Ellins was issued an additional four million shares upon the completion of a minimum of $1,000,000 in proceeds to the Company from fund raising on May 1, 2014.  The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Subsequent to the fiscal year ended March 31, 2014, the Company issued 8,950,000 shares of common stock pursuant to the employment contracts of our three executive officers.  Fifty thousand of the shares were paid directly to one of the officers.  The remaining shares will be held by the Company until such time as certain milestones are reached and vesting periods have run.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.