Form 10-K/A
period 2014-03-31
Growblox Sciences, Inc.
filed 2014-06-30
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Growblox Sciences, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission on June 27, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (5)
3.3	Bylaws (1)
10.1	2005 Restricted Stock Plan (2)
10.2	2007 Restricted Stock Plan (3)
10.3	Amended Employment Agreement (Craig Ellins) (5)
10.4	Amended Employment Agreement (Steven Weldon) (5)
10.5	Amended Employment Agreement (Andrea Small-Howard) (5)
14.1	Code of Ethics (4)
21.1	Subsidiaries (5)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (5)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (5)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (5)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (5)
99.1	Independent Director Rule (5)
101	XBRL Instant Documents

(1)	Previously filed as an exhibit to Form SB-2 on February 12, 2002
(2)	Previously filed as part of Schedule 14A on August 5, 2005
(3)	Previously filed as an exhibit to Form S-8 on February 8, 2008
(4)	Previously filed as an exhibit to Form 10-KSB on June 22, 2004
           (5) Previously filed as an exhibit to Form 10-K on June 27, 2014

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWBLOX SCIENCES, INC.
Dated: June 30, 2014
By: /S/ Craig Ellins
Name: Craig Ellins
Title:	Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ Craig Ellins
Name: Craig Ellins
Title: Chief Executive Officer and Director
Date: June 30, 2014

By: /S/ Steven Weldon
Name: Steven Weldon
Title: Chief Financial Officer, Chief Accounting Officer and Director
Date: June 30, 2014