Form 10-Q
period 2014-06-30
Growblox Sciences, Inc.
filed 2014-08-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of August 12, 2014
Common stock, .0001 par value                                                                         32,473,282

GROWBLOX SCIENCES, INC AND SUBSIDIARIES

FORM 10-Q

INDEX

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Condensed Balance Sheets

Assets
	June 30,	March 31,
	2014	2013

Current assets:
Cash	$3,213,358	$339,327
Subscription Receivable	-	150,000
Inventory	3,000	-
Prepaid expenses and other current assets	17,664	-

Total current assets	3,234,022	489,327

Property and Equipment:

Property and Equipment, net	74,021	44,922
Intangible assets, net	3,675	3,735

Total property and equipment	77,696	48,657

Total assets	$3,311,718	$537,984

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$33,862	$19,762
Subscription payable	35,250	10,000
Accrued interest	108,749	252,304
Other accrued expenses	1,847	1,847
Notes from shareholders	5,000	5,000
Convertible notes from shareholders	368,610	1,262,441

Total current liabilities	553,318	1,551,354

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized 32,473,282 and 7,268,948 shares issued and outstanding at June 30, 2014 and March 31, 2014	3,247	727
Additional paid-in capital	10,350,432	5,198,659
Accumulated deficit	(7,657,974)	(6,212,756)

Total stockholders’ equity (deficiency)	2,695,705	(1,013,370)
Noncontrolling interest	62,695	-
Total equity	2,758,400	(1,013,370)

Total liabilities and stockholders’ equity (deficiency)	$3,311,718	$537,984

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Condensed Statements of Operations (unaudited)
For the Three Months ended June 30, 2014 and 2013

	2014	2013
Net revenue	$-	$-

Cost of revenue	-	-

Gross profit (loss)	-	-

Stock compensation	537,296	-
Investor relations	396,000	-
General and administrative expenses	561,900	29,487

Loss from continuing operations	(1,495,196)	(29,487)

Other income/(expense)
Interest expense	-	(12,717)
Interest income	173	-

Total other income/(expenses)	173	(12,717)

Total income/(loss)	(1,495,023)	(42,204)
Less net income (loss) attributable to noncontrolling interests	(49,805)	-

Net income/(loss)	$(1,445,218)	$(42,204)

Weighted average common shares outstanding:
Basic and diluted	3,658,004	850,110

Net income/(loss) per share
Basic and diluted	$(0.40)	$(0.05)

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows
For the Three months ended June 30, 2014 and 2013

Cash flows from operating activities:	2014	2013
Net loss	$(1,445,218)	$(42,204)
Less net loss attributable to noncontrolling interest	(49,805)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation expense	227	75
Amortization expense	60	-
Stock compensation	537,296	-
Non-cash interest	-	1,694
Changes in operating assets and liabilities:
Inventory	(3,000)	-
Prepaid expenses	(13,564)	-
Other assets	(4,100)	-
Accounts payable	14,100	10,825
Stock subscription payable	25,250	-
Accrued expenses	-	18,705

Net cash used in operating activities	(938,754)	(10,905)

Cash flows from investing activities:

Purchase of property and equipment	(29,326)	-

Net cash used in investing activities	(29,326)	-

Cash flows from financing activities:
Stock subscription receivable	150,000	-
Proceeds from issuance of stock	3,579,612	-
Proceeds from noncontrolling interest	112,500	-
Proceeds from issuance of debt to stockholders	-	26,000

Net cash provided by financing activities	3,842,112	26,000

Net increase (decrease) in cash	2,874,032	15,095

Cash, beginning of year	$339,327	$2,427

Cash, end of June 30, 2014	$3,213,359	$17,522

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Non-cash investing and financing activities:
Stock issued to settle convertible debt	$893,831	$-
Stock issued to settle interest expense	$143,555	$-

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2014

NOTE 1 - ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2014, contained in the Company’s March 31, 2014 Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $7,600,000 as of June 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2014

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

Fair Value Measurement. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements that will have a material impact on the Company’s financial statements

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2014

NOTE 4 – CONVERTIBLE NOTES AND WARRANTS

Convertible Notes from Shareholders

The Company has debt outstanding to shareholders, which was issued between 2006 and 20013. The debt was not issued with warrants and some of the debt was not originally issued with a conversion feature. During fiscal years 2009 and 2010, the notes without conversion features were modified to contain a conversion feature, for which the Company recorded a loss on the modification.  Convertible notes from shareholders issued during fiscal year 2010 contained a beneficial conversion feature, with the discount being amortized over the term of the note.
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

Additional, between December 2009 and February 2013, the Company entered into several Convertible Note Agreements ("Notes") for a total of $1,033,744.  The Company received aggregate proceeds of $884,700 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

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

In March 2014, the note holders’ agreed to modify the terms of all the notes and warrants.  The notes are now convertible at a fixed price of $0.26.  The warrants have been cancelled and no longer have any value.  A loss of $559,048 for the extinguishment of debt has been recorded on the State of Operations as of March 31, 2014.

	For the three months ended June31, 2014		For the year ended March 31, 2014
	Convertible Notes	Accrued Interest	Convertible Notes	Accrued Interest
Balance, beginning of period	$1,262,441	$252,304	$1,376,498	$208,088
Conversion to common stock	893,831	252,304	114,057	-
Accrued interest	-	-	-	44,216
Balance, end of period	$368,610	$108,749	$1,262,441	$252,304

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2014

NOTE 4 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2013	12,364,766	$0.15-$0.10
Warrants issued	2,960,000	$1.00-$2.00
Warrants exercised	-
Warrants expired/cancelled	(12,364,766)
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00
Warrants issued	12,038,446	$0.55-$2.00
Warrants exercised	-
Warrants expired/cancelled
Outstanding at June 30, 2014	14,995,446	$0.55-$2.00

NOTE 5 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

From April 2014 to June 2014, the Company converted a total of $1,015,459 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 3,905,612 shares of our common stock to satisfy the principal and interest balances of the notes payable.

As of June 30, 2014, the Company sold 4,520,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

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

On June 27, 2014, the Company issued 8,950,000 shares of common stock pursuant to the employment contracts of our three executive officers valued at $1.24 per share.  Fifty thousand of the shares were paid directly to one of the officers.  The remaining shares will be held by the Company until such time as certain milestones are reached and vesting periods have run.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.

NOTE 6 – SUBSEQUENT EVENTS

On July 15, 2014 the Company converted a total of $307,356 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 1,202,500 shares of our common stock to satisfy the principal and interest balances of the notes payable.

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

We have also executed a binding Memorandum of Understanding ("MOU") with LaurelCo, LLC, an Illinois limited liability company formed to pursue the acquisition of both cultivation and dispensary medical marijuana licenses in the state of Illinois. Pursuant to the MOU, the Company will acquire a 20% equity interest in LaurelCo, LLC in exchange for licenses to use our proprietary GrowBLOXTM growing chambers, as well as all technology related to the machines and to various other proprietary technologies. The Company will also provide technical assistance during the upcoming complex Illinois license application process. Upon LaurelCo, LLC receiving one or more licenses in the state, the Company will provide growing chambers for the their growing facilities, in exchange for an accelerated payback of actual costs, plus a 10% royalty interest going forward in any products created in the chambers and sold by licensed entity.

We received first system from production in China during August 2014. After testing and revisions are made, an initial round of production will provide containers for the first cultivation facility in Clark County, Nevada and Illinois in January 2015.

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

Cash Requirements

We estimate that we will require an additional $4,750,000 to fund our currently anticipated requirements for ongoing operations and grow and dispensary facilities for our existing business for the next twelve-month period.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2015 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $2,250,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Results of Operations

Comparison of the fiscal year ended June 30, 2014 and June 30, 2013.

FINANCIAL INFORMATION

	2014	2013
Stock Compensation	537,300	-
Investor relations	396,000	-
General and administrative	561,900	29,000
Other income/(expense)	200	(13,000)
Net income/(loss)	$1,495,000	$(42,000)

Stock Compensation. Stock compensation increase due to the issues of shares to employees in accordance with employee contracts.

Investor Relation. The company hire a professional firm to manage it investor and public relations in the May 2014.

General and Administrative.  General and administrative expenses increased by 532,900 in 2014 due to an increase in professional and consulting fees relating to our licensing process, the addition of six employees. Travel expenses have also increased due to the licensing process in multiple states.

Other Income/(Expense).  Other expenses decreased by $12,800 in 2013 due to a decrease in interest expense.
 Liquidity and Capital Resources

We had cash balances totaling approximately $3,200,000 as of June 30, 2013.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Cash flows from investing activities.  There was $29,000 and $0 cash used in investing activities for the three months ended June 30, 2014 and 2013.

Cash flows from financing activities. Net cash provided by financing activities was generated from the sale of equity that total approximately $3,800,000 and $26,000 for the three months ended June 30, 2014 and 2013.

Variables and Trends

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

Commitments

Except as shown in the following table, as of June 30, 2014, we did not have any material capital commitments, other than funding our operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available to us on a timely basis, or if available, on acceptable terms.

Future payments due on our contractual obligations as of June 30, 2014 are as follows:

Convertible notes from shareholders	367,000
Accrued interest	109,000

Total	$476,000

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 – Quantitive and Qualitative Disclosers About Market Risk

NA

ITEM 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014.

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

Material Weaknesses

In our Form 10-K for the fiscal year ended March 31, 2014 under Item 9-A- Controls and Procedures, we identified material weaknesses in our system of internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York against GCM Administrative Services, LLC (“GCM”), Strategic Turnaround Equity Partners, L.P., Gary Herman, and Seth M. Lukash.  The action was brought for the purpose of determining whether the defendants or any of them were entitled to receive stock in the Company pursuant to conversion rights held under promissory notes given by an affiliate of the Company to GCM.  The defendants answered the compliant and brought five counterclaims back against the Company.  The counterclaims were for declaratory judgment, damages for breach of fiduciary duty and unjust enrichment, a money award for quantum meruit, and for breach of contract for refusing to convert the notes into shares.  No specific amount of money damages is identified in the counterclaims.  The Company believes the court will rule that there are no conversion rights pursuant to which the Company will be required to issue stock and that the counterclaims are without merit

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On June 27, 2014 the Company issued 8,950,000 shares of common stock pursuant to the employment contracts of our three executive officers at $1.24 per share.  Fifty thousand of the shares were paid directly to one of the officers.  The remaining shares will be held by the Company until such time as certain milestones are reached and vesting periods have run.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.

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

Sale of Common Stock

During the quarter ending June 30, 2014, the Company sold 4,520,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

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

On March 13, 2014 Mr. Ellins was issued an additional four million shares upon the completion of a minimum of $1,000,000 in proceeds to the Company from fund raising on May 1, 2014.  The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Employment Agreements

On June 27, 2014 the Company issued 8,950,000 shares of common stock pursuant to the employment contracts of our three executive officers at $1.24 per share.  Fifty thousand of the shares were paid directly to one of the officers.  The remaining shares will be held by the Company until such time as certain milestones are reached and vesting periods have run.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.

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

Note Conversions

From April 2014 to June 2014, the Company converted a total of $1,015,459 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 3,905,612 shares of our common stock to satisfy the principal and interest balances of the notes payable.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable.

 Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           August 14, 2014

GROWBLOX SCIENCES, INC.

By:_/s/ Craig Ellins    ___________
Name: Craig Ellins
Title: CEO, Chairman, and Director