Form 10-Q
period 2014-09-30
Growblox Sciences, Inc.
filed 2014-11-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of November 12, 2014
Common stock, .0001 par value                                                                         34,596,276

GROWBLOX SCIENCES, INC AND SUBSIDIARIES

FORM 10-Q

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Condensed Balance Sheets

Assets
	September 30,	March 31,
	2014	2014

Current assets:
Cash	$1,638,239	$339,327
Subscription Receivable	-	150,000
Prepaid expenses and other current assets	229,972	-

Total current assets	1,868,211	489,327

Property and Equipment:

Property and Equipment, net	141,439	44,922
Intangible assets, net	3,615	3,735

Total property and equipment	145,054	48,657

Total assets	$2,013,265	$537,984

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$21,294	$19,762
Subscription payable	16,000	10,000
Accrued interest	-	252,304
Other accrued expenses	-	1,847
Notes from shareholders	5,000	5,000
Convertible notes from shareholders	-	1,262,441

Total current liabilities	42,294	1,551,354

Commitments and contingencies	-	-

Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares authorized
34,363,276 and 7,268,948 shares issued and outstanding at
September 30, 2014 and March 31, 2014	3,438	727
Additional paid-in capital	11,342,813	5,198,659
Accumulated deficit	(9,328,073)	(6,212,756)

Total stockholders’ equity (deficiency)	2,018,178	(1,013,370)
Noncontrolling interest	(47,207)	-
Total equity	1,970,971	(1,013,370)

Total liabilities and stockholders’ equity (deficiency)	$2,013,265	$537,984

See accompanying notes to the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Condensed Statements of Operations (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit (loss)	-	-	-	-

General and administrative expenses	1,780,161	13,982	3,275,358	43,469

Loss from continuing operations	(1,780,161)	(13,982)	(3,275,358)	(43,469)

Other income/(expense)

Change in fair value of convertible notes	-	135,905	-	135,905
Change in fair value of warrants	-	165,340	-	165,340
Loss on extinguishment of debt	-	-	-	-
Loss on loan modification	-	-	-	-
Interest income	160	-	334	-
Interest expense	-	(13,310)	-	(26,027)

Total other income/(expense)	160	287,935	334	275,218

Total income/(expense)	(1,780,001)	273,953	(3,275,024)	231,749
Less net income (loss) attributable to noncontrolling interests	(109,902)	-	(159,707)	-

Net income/(loss)	$(1,670,099)	$273,953	$(3,115,317)	$231,749

Weighted average common shares outstanding – basic and diluted	34,046,111	850,110	25,515,847	850,110

Net income/( loss) per share - basic and diluted	$(0.07)	$0.33	$(0.12)	$0 .28

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows
For the Six months ended September 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(3,115,317)	$231,749
Less net loss attributable to noncontrolling interest	(159,707)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,338	128
Amortization expense	130	-
Stock compensation	1,033,258	-
Non-cash interest	-	3,982
Change in fair value of convertible notes	-	(135,905)
Change in fair value of warrants	-	(165,340)
Changes in operating assets and liabilities:
Prepaid expenses	(152,490)	-
Other assets	(77,483)	-
Accounts payable	(314)	(475)
Stock subscription payable	25,250	-
Accrued expenses	-	37,435

Net cash used in operating activities	(2,445,335	(28,426)

Cash flows from investing activities:

Purchase of property and equipment	(97,865)	-

Net cash used in investing activities	(97,865)	-

Cash flows from financing activities:
Stock subscription receivable	150,000	-
Proceeds from issuance of stock	3,579,612	-
Proceeds from noncontrolling interest	112,500	-
Proceeds from issuance of debt to stockholders	-	26,000

Net cash provided by financing activities	3,842,112	26,000

Net increase (decrease) in cash	1,298,912	(2,426)

Cash, beginning of year	$339,327	$2,427

Cash, end of September 30, 2014	$1,638,239	$1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Non-cash investing and financing activities:
Stock issued to settle convertible debt	$1,262,411	$-
Stock issued to settle interest expense	$252,304	$-
The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2014

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

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $9,300,000 as of September 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2014

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

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2014

NOTE 4 – CONVERTIBLE NOTES AND WARRANTS

Convertible Notes from Shareholders

The Company had debt outstanding to shareholders, which was issued between 2006 and 2013. The debt was not issued with warrants and some of the debt was not originally issued with a conversion feature. During fiscal years 2009 and 2010, the notes without conversion features were modified to contain a conversion feature, for which the Company recorded a loss on the modification.  Convertible notes from shareholders issued during fiscal year 2010 contained a beneficial conversion feature, with the discount being amortized over the term of the note.
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

In March 2014, the note holders’ agreed to modify the terms of all the notes and warrants.  The notes are now convertible at a fixed price of $0.26.  The warrants have been cancelled and no longer have any value.  A loss of $559,048 for the extinguishment of debt has been recorded on the State of Operations as of March 31, 2014.  As of September 30, 2014, all of the notes have been converted to common stock.

	For the six months ended September 30, 2014		For the year ended March 31, 2014
	Convertible Notes	Accrued Interest	Convertible Notes	Accrued Interest
Balance, beginning of period	$1,262,441	$252,304	$1,376,498	$208,088
Conversion to common stock	(1,262,411)	(252,304)	(114,057)	-
Accrued interest	-	-	-	44,216
Balance, end of period	$-	$-	$1,262,441	$252,304

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2014

NOTE 4 – CONVERTIBLE NOTES AND WARRANTS, CONTINUED

	Warrants Outstanding
	Number of Shares	Exercise Price
Outstanding at March 31, 2013	12,364,766	$0.15-$0.10
Warrants issued	2,960,000	$1.00-$2.00
Warrants exercised	-
Warrants expired/cancelled	(12,364,766)
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00
Warrants issued	12,038,446	$0.55-$2.00
Warrants exercised	-
Warrants expired/cancelled
Outstanding at September 30, 2014	14,995,446	$0.55-$2.00

NOTE 5 – STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

From April 2014 to September 2014, the Company converted a total of $1,262,411 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 5,757,015 shares of our common stock to satisfy the principal and interest balances of the notes payable.

As of September 30, 2014, the Company sold 4,520,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

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

On June 27, 2014, the Company issued 8,950,000 shares of common stock pursuant to the employment contracts of our three executive officers valued at $1.24 per share.  Fifty thousand of the shares were issued directly to one of the officers.  The remaining shares will be held by the Company until such time as certain milestones are reached and vesting periods have run.  The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.

NOTE 6 – SUBSEQUENT EVENTS

On October 6, 2014 the company issued 225,000 shares of restricted common stock to four consultants valued at $157,000.

On October 7, 2014, the company issued 8,000 shares of restricted common stock to two scientific advisory board members for a total of $5,600.

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

On March 18, 2014, we purchased assets from Craig Ellins, which included the innovative GrowBLOX™ technology. We plan to utilize this technology to commercially cultivate and produce medical grade cannabis for sale in the U.S. states and territories in which it is legal. We also plan to research the medical treatment potential of cannabis and develop treatments from those findings. On April 4, 2014, we officially changed our name to GrowBLOX™ Sciences, Inc. to reflect this new corporate direction.

Plan of Operation

Our goal is to be an industry leader in the cultivation technology and research and development of medical cannabis drugs and treatments. To achieve our goal, we plan to use a vertically-integrated approach involving the development of methods and products to improve cultivation and provide consistent medical-grade yield, innovation of biopharmaceutical and nutraceutical products using the harvested materials, and marketing and distribution in coordination with business partnerships to established markets in which the distribution and use of medical cannabis is legal.

We have created a majority owned limited liability company (55%), GB Sciences Nevada, LLC to obtain licensing for cultivation and distribution of cannabis in the state of Nevada. We have been granted a special use permit by Clark County, NV for a cultivation location. The state of Nevada recently granted the Company a provisional license for our proposed cultivation facility and operation in Clark County Nevada. They did not grant us licenses for our proposed dispensary operations in the City of Las Vegas and in Clark County Nevada. The Company intends to go forward with its cultivation operations in Clark County utilizing its proprietary GrowBlox technology. It is evaluating its ability to achieve licensing for dispensary operations. However, there can be no assurance that such efforts will be successful. The Company made an initial contribution of $137,500 for its 55% of GB Sciences Nevada, LLC and GBS Nevada Partners LLC made an initial contribution of $112,500 for its 45%. The Company has agreed to loan GB Sciences Nevada LLC up to $3,750,000 to fund its initial business operations. We plan to use our Nevada operations as a model for establishing business in other U.S. states and territories. At this time, we have created subsidiary companies in New York, Puerto Rico, Florida and New Jersey.

We are finalizing the production and testing of the GrowBLOX™ system. We received the first prototype growing chamber in September, 2014. After testing and revisions are made, an initial round of production will provide containers for the first cultivation facility in Clark County, Nevada in the quarter ending March 31, 2015.

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

Cash Requirements

We estimate that we will require an additional $3,150,000 to fund our currently anticipated requirements for ongoing operations and grow facilities for our existing business for the next twelve-month period.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2015 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $3,150,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

 Results of Operations

FINANCIAL INFORMATION

	For the Three Months Ended September, 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013
General and administrative	1,780,161	13,982	3,275,358	43,469
Other income/(expense)	160	287,953	334	275,218
Net income/(loss)	$(1,780,001)	$273,953	$(3,275,024)	$231,749

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

General and Administrative.  General and administrative expenses increased by $1,766,229 in 2014 due to an increase in stock compensation, investor relations, professional and consulting fees relating to our licensing process, and  the addition of six employees. Travel expenses have also increased due to the licensing process in multiple states.

Other Income/(Expense).  Other income decrease by $287,793 in 2014 due to the change in the fair value of convertible notes and warrants that were settled.

Comparison of the Six Months Ended September 30, 2014 and September 30, 2013

General and Administrative.  General and administrative expenses increased by $3,231,889 in 2014 due to an increase in stock compensation, investor relations, professional and consulting fees relating to our licensing process, and  the addition of six employees. Travel expenses have also increased due to the licensing process in multiple states.

Other Income/(Expense).  Other income decrease by $274,884 in 2014 due to the change in the fair value of convertible notes and warrants that were settled.

 Liquidity and Capital Resources

We had cash balances totaling $1,638,269 as of September 30, 2014.   Historically, our principal source of funds has been cash generated from financing activities.

Cash flow from operations. We have been unable to generate either significant liquidity or cash flow to fund our current operations. We anticipate that cash flows from operations will be insufficient to fund our business operations for the next twelve-month period.

Based upon our cash position, we will need to raise additional capital prior by the end of fiscal 2015 in order to fund current operations. These factors raise substantial doubt about our ability to continue as a going concern.  We are pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings.  We are in discussions with our existing stockholders to provide additional funding in exchange for notes or equity.   In order to finance existing operations and pay current liabilities over the next twelve months, we will need to raise $3,150,000 of capital. However, there can be no assurance that the requisite financing will be consummated in the necessary time frame or on terms acceptable to us.  Should we be unable to raise sufficient funds, we may be required to curtail our operating plans or possibly cease operations.  No assurance can be given that we will be able to operate profitably on a consistent basis, or at all, in the future.

Cash flows from investing activities.  There was $97,865 and $0 cash used in investing activities for the six months ended September 30, 2014 and 2013.

Cash flows from financing activities. Net cash provided by financing activities was generated from the sale of equity that totaled $3,692,912 and $26,000 for the three months ended September 30, 2014 and 2013.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

NA

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer has carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York against GCM Administrative Services, LLC (“GCM”), Strategic Turnaround Equity Partners, L.P., Gary Herman, and Seth M. Lukash.  The action was brought for the purpose of determining whether the defendants or any of them were entitled to receive stock in the Company pursuant to conversion rights held under promissory notes given by an affiliate of the Company to GCM.  The defendants answered the compliant and brought five counterclaims back against the Company.  The counterclaims were for declaratory judgment, damages for breach of fiduciary duty and unjust enrichment, a money award for quantum meruit, and for breach of contract for refusing to convert the notes into shares.  No specific amount of money damages is identified in the counterclaims.  The Company believes the court will rule that there are no conversion rights pursuant to which the Company will be required to issue stock and that the counterclaims are without merit

Item 1A.  Risk Factors

Not required for smaller reporting companies.
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

Sale of Common Stock

During the quarter ending September 30, 2014, the Company sold 4,520,000 units through a private placement.   Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. The price was $0.50 per unit.

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

Note Conversions

From April 2014 to September 2014, the Company converted a total of $1,262,411 of notes payable from certain Note Holders into common stock of the Company.  The Company issued 5,757,015 shares of our common stock to satisfy the principal and interest balances of the notes payable.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Not Applicable.

 Item 6.  Exhibits
(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q*

*           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           November 14, 2014

GROWBLOX SCIENCES, INC.

By:_/s/ Craig Ellins    ___________
Name: Craig Ellins
Title: CEO, Chairman, and Director

By:_/s/ Steven Weldon___________
Name: Steven Weldon
Title: CFO, Chief Accounting Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:_/s/ Craig Ellins    _______________                                                                                           November 14, 2014
Name: Craig Ellins                                                                                (Date)
Title:   CEO, Chairman, and Director

By:_/s/ Steven Weldon_______________                                                                                        November 14, 2014
Name: Steven Weldon                                                                        (Date)
Title:   CFO, Chief Accounting Officer and Director

By:_/s/ Dr. Andrea Small-Howard____________                                                                             November 14, 2014
Name: Dr. Andrea Small-Howard                                                       (Date)
Title:   CSO and Director