Form 10-Q
period 2014-12-31
Growblox Sciences, Inc.
filed 2015-02-17
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

6450 Cameron Street #110A
Las Vegas, Nevada 89118
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of February 14, 2015
Common stock, .0001 par value                                                                         34,904,926

GROWBLOX SCIENCES, INC AND SUBSIDIARIES

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Growblox Sciences, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 10\995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates:, believes”, “estimates”, “predicts” or “continue” , which list is not meant to be all-inclusive and other such negative terms and comparable technology.  These forward-looking statements, include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (1)product demand, market and customer acceptance of Growblox Sciences products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv)competition pricing and development difficulties, (v) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise and forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated results or events.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Condensed Balance Sheets
(unaudited)

Assets

	December 31,	March 31,
	2014	2013
Current assets:
Cash	$282,143	$339,327
Accounts Receivable	150,000
Subscription Receivable	-	150,000
Other assets	454,520	-
Total current assets	$886,663	$489,327
Property and Equipment:
Property and Equipment, net	695,364	44,922
Intangible assets, net	3,555	3,735
Total property and equipment	698,919	48,657

Total assets	$1,585,582	$537,984

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$243,739	$19,762
Subscription payable	16,000	10,000
Accrued interest	-	252,304
Deferred revenue	55,627
Other accrued expenses	-	1,847
Notes from shareholders	5,000	5,000
Convertible notes from shareholders	-	1,262,441

Total current liabilities	$320,366	$1,551,354

Long-term liabilities
Deferred revenue	220,505	-
Total liabilities	$540,871	$1,551,354
Commitments and Contingencies
Stockholders’ equity (deficiency):
Common stock, $0.0001 par value, 250,000,000 shares
authorized 34,904,926 and 7,268,948 shares issued and
outstanding at December 31, 2014 and March 31, 2014	3,490	727
Additional paid-in capital	11,094,781	5,198,659
Accumulated deficit	(9,949,955)	(6,212,756)

Total stockholders’ equity (deficiency)	$1,148,316	$(1,013,370)
Non-controlling interest	(103,605)	-
Total equity	$1,044,711	$(1,013,370)
Total liabilities and stockholders’ equity (deficiency)	$1,585,582	$537,984

See accompanying notes to the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
Consolidated Condensed Statements of Operations
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013

Net revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit (loss)	-	-	-	-

General and administrative expenses	677,737	12,801	3,953,095	56,271

Loss from continuing operations	(677,737)	(12,801)	(3,953,095)	(56,271)

Other income/(expense)

Change in fair value of convertible notes	-	(70,570)	-	65,335
Change in fair value of warrants	-	(86,955)	-	78,385
Interest income	-	-	51	-
Interest expense	(283)	(12,722)	-	(38,749)

Total other income/(expense)	(283)	(170,247)	51	104,971

Total income/(expense)	(678,020)	(183,048)	(3,953,044)	48,700
Less net income (loss) attributable to non-controlling interests	(56,398)	-	(216,105)	-

Net income/(loss)	$(621,622)	$(183,048)	$(3,736,939)	$48,700

Weighted average common shares outstanding – basic and diluted	33,495,053	850,110	28,175,582	850,110

Net income/( loss) per share - basic and diluted	$(0.02)	$0.311	$(0.13)	$0 .06

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
 (A Development Stage Company)
 Condensed Consolidated Statements of Cash Flows
For the Nine months ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(3,736,939)	$48,700
Less net loss attributable to non-controlling interest	(216,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,813	128
Amortization expense	130	-
Stock compensation	784,819	-
Non-cash interest	-	5,619
Change in fair value of convertible notes	-	(65,335)
Change in fair value of warrants	-	(78,385)
Changes in operating assets and liabilities:
Accounts receivable	(150,000)
Stock subscription receivable	150,000
Deferred revenue - current	55,627	-
Other assets	(454,520)	-
Accounts payable	222,128	(475)
Stock subscription payable	25,250	-
Accrued expenses	-	56,372
Net cash used in operating activities	(3,314,797)	(33,376)

Cash flows from investing activities:
Purchase of property and equipment	(655,204)	-
Net cash used in investing activities	(655,204)	-
Cash flows from financing activities:
Stock returned	150
Proceeds from issuance of stock	3,579,662	-
Deferred revenue from licensing	220,505
Proceeds from non-controlling interest	112,500	-
Proceeds from issuance of debt to stockholders	-	31,000

Net cash provided by financing activities	3,912,817	31,000
Net increase (decrease) in cash	(57,184)	(2,376)

Cash, beginning of year	$339,327	$2,427

Cash, end of December 31, 2014	$282,143	$51
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Non-cash investing and financing activities:
Stock issued to settle convertible debt	$1,262,411	$-
Stock issued to settle interest expense	$252,304	$-

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period.  Interim results are not necessarily indicative of the results that may be expected for the year.  The unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operation, for the year ended March 31, 2014, contained in the Company’s March 31, 2014 Annual Report on Form 10-K.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001 which losses have caused an accumulated deficit of approximately $9,949,955 as of December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ORGANIZATION

Reporting Entity  . Overview

Growblox’s business pursuit is to be a pioneer and leader in the medical marijuana industry by combining state of the art cultivation and extraction techniques with biotechnology. The Company’s cultivation, curing and extraction technology provide for the production of consistent medical-grade cannabis and cannabinoid therapies. These cannabis strains and therapies will be developed and targeted to specific medical conditions, including pancreatic cancer, Parkinson’s disease, Alzheimer’s disease and epilepsy, as well as pain therapies.  The Company has compiled a data base of the significant cannabinoid research being conducted around the world and is designing and implementing its own research and development which has, and will continue to be, peer reviewed.   The Company believes that its suite of proprietary technology that includes tissue culture, cultivation, curing and extraction of cannabis and cannabinoids, combined with specific strain selection, will allow it to provide the highest quality, consistent and efficacious cannabinoid therapies to patients.

Our mission is to create a trusted brand of technology that empowers patients with access to the benefits of medicinal-grade cannabis, and to become the trusted producer of consistent and efficacious medicinal cannabis strains and product lines. Our focus is to bring to market, cutting-edge technologies to commercially cultivate and produce medical-grade cannabis and cannabis concentrates.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2014

We believe that these medical-grade products will provide patients with valuable medicines that make a real difference to their quality of life. Please note however that our belief in the medical viability of cannabis related products is contrary to the position taken by the United States federal government and its agencies that cannabis has no medical benefit.

The Company’s current and short term business plan involves research and development in the growing and processing of cannabis products for medicinal purposes and in obtaining state licenses for the production and sale of cannabis products. These activities are not in violation of Federal Law. The Company’s long term business plan is to operate within the parameters of any state licenses obtained, which activities we believe will violate federal laws as presently constituted. If the Company is successful in obtaining state licenses and operating pursuant to those licenses and if federal law does not change, we believe the Company will be in violation of federal law which will likely have material adverse consequences to our business.

Recent Developments

On November 3, 2104, our majority owned subsidiary obtained a provisional license from Clark County, Nevada and the City of Las Vegas to grow and process cannabis products for medicinal purposes within such areas.  Our license applications to distribute cannabis were denied. Accordingly, in Nevada the Company is currently completing the licensing process to cultivate cannabis. Distribution of the cultivated cannabis will have to be conducted be through retailers who have received cannabis distribution licenses.  We intend to go forward with cultivation operations in Clark County utilizing our proprietary GrowBLOXTM technology, and will reapply for a separate license to establish dispensary operations. Although we believe that a dispensary license will ultimately be granted to the Company by Clark County and the City of Las Vegas, there can be no assurance that such efforts will be successful.

On July 25, 2014 the Company filed a S-1 general form for registration of securities under the Securities Act of 1933, which became effective February 12, 2015.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company. The Company is considered to be in the development stage.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable.  Accounts receivable are recorded at the time of sale and at the amount realizable from the transaction. An allowance for doubtful accounts is recorded for any amounts deemed uncollectible.  The Company does not accrue interest receivable on past due accounts receivable. There was no allowance recorded at December 31, 2014 and March 31, 2014.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, 3-5 years for information technology and leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Other Assets. Other assets include security deposits on our warehouses and potential retail locations in Las Vegas, Nevada.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2014

Research and Development Costs. Research and development costs are expensed as incurred.

Net Loss Per Common Share.  Net loss per common share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock and convertible debt are not considered in the diluted income (loss) per share calculation since the effect would be anti-dilutive. The Company had 8,756,707 at March 31, 2014. The results of operations were a net loss for the nine months ended December 31, 2014 therefore the basic and diluted weighted average commons shares outstanding were the same.

Going Concern. The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing.  Management believes they can raise the appropriate funds needed to support their business plan and develop and operating company, which is cash flow positive. As of December 31, 2014 the Company has incurred a cumulative deficit of $9,949,955. The Company has been unable to generate sufficient cash from operating activities to fund its ongoing operations. There is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded net of discount, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipment (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonable assured as the majority of sales are paid for prior to shipping.

Revenue was generated from a one-time non-refundable fee and licensing agreement for the sale of a prototype TBlox machine as designed by Growblox Sciences, Inc. The revenue was recorded as deferred until such time the Company earns the licensing fees.  The amortization of the licensing fees will begin in January 2015.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2014

Recent Accounting Pronouncements

There were no recently issued accounting pronouncements that will have a material impact on the Company’s financial statements

NOTE 4 – CONVERTIBLE NOTES AND WARRANTS

Following is the table of outstanding warrants at December 31, 2014.

	Warrants Outstanding
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00
Warrants issued	12,038,446	$0.55-$2.00
Warrants exercised	-
Warrants expired/cancelled
Outstanding at September 30 and December 31, 2014	14,995,446	$0.55-$2.00

NOTE 5 – PROPERTY AND EQUIPMENT

Following is the table of property and equipment December 31, 2014.

	December 31, 2014	March 31, 2014
Equipment	$701,022	$49,562
Accumulated Depreciation	(5,658)	(4,640)
	$695,364	$44,922

NOTE 6– LITIGATION

On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York against GCM Administrative Services, LLC (“GCM”), Strategic Turnaround Equity Partners, L.P., Gary Herman, and Seth M. Lukash.  The action was brought for the purpose of determining where the defendants or any of them were entitled to receive stock in the Company pursuant to conversion rights held under promissory notes given by an affiliate of the Company.  The counterclaims were for declaratory judgment, damages for breach of fiduciary duty and unjust enrichment, a money award for quantum merit, and for breach of contract for f\refusing to convert the notes into shares. No specific amount of money damages is identified in the counter \claims.  The Company believes the court will rule that there are no conversion rights pursuant to which the Company will be required to issue stock and that the counterclaims are without merit. Subsequently the Company filed a motion to dismiss and are waiting on the ruling.  There can be no assurance the case will be dismissed or end in favorable results toward the Company.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Management’s Discussion and Analysis
December 31, 2014

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Growblox Sciences, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 10/995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates:, believes”, “estimates”, “predicts” or “continue” , which list is not meant to be all-inclusive and other such negative terms and comparable technology.  These forward-looking statements, include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (1)product demand, market and customer acceptance of Growblox Sciences products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv)competition pricing and development difficulties, (v) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Overview

Growblox’s business pursuit is to be a pioneer and leader in the medical marijuana industry by combining state of the art cultivation and extraction techniques with biotechnology. The Company’s cultivation, curing and extraction technology provide for the production of consistent medical-grade cannabis and cannabinoid therapies.  These cannabis strains and therapies will be developed and targeted to specific medical conditions, including pancreatic cancer, Parkinson’s disease, Alzheimer’s disease and epilepsy, as well as pain therapies.  The Company has compiled a data base of the significant cannabinoid research being conducted around the world and is designing and implementing its own research and development which has, and will continue to be, peer reviewed.   The Company believes that its suite of proprietary technology that includes tissue culture, cultivation, curing and extraction of cannabis and cannabinoids, combined with specific strain selection, will allow it to provide the highest quality, consistent and efficacious cannabinoid therapies to patients.

 Our mission is to create a trusted brand of technology that empowers patients with access to the benefits of medicinal-grade cannabis, and to become the trusted producer of consistent and efficacious medicinal cannabis strains and product lines. Our focus is to bring to market, cutting-edge technologies to commercially cultivate and produce medical-grade cannabis and cannabis concentrates. We believe that these medical-grade products will provide patients with valuable medicines that make a real difference to their quality of life. Please note however that our beliefs in the medical viability of cannabis related products are contrary to the position taken by the United States federal government and its agencies that cannabis has no medical benefit.

Plan of Operations

The Company’s current and short term business plan involves research and development in the growing and processing of cannabis products for medicinal purposes and in obtaining state licenses for the

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Management’s Discussion and Analysis
December 31, 2014

production and sale of cannabis products. These activities are not in violation of Federal Law. The Company’s long term business plan is to operate within the parameters of any state licenses obtained, which activities we believe will violate federal laws as presently constituted. If the Company is successful in obtaining state licenses and operating pursuant to those licenses and if federal law does not change, we believe the Company will be in violation of federal law which will likely have material adverse consequences to our business.
Recent Developments

Nevada Licenses

On November 3, 2104, our majority owned subsidiary obtained a provisional license from Clark County, Nevada and the City of Las Vegas to grow and process cannabis products for medicinal purposes within such areas. Our license applications to distribute cannabis were denied. Accordingly, in Nevada the Company is currently completing the licensing process to cultivate cannabis. Distribution of the cultivated cannabis will have to be conducted be through retailers who have received cannabis distribution licenses.  We intend to go forward with cultivation operations in Clark County utilizing our proprietary GrowBLOXTM technology, and will reapply for a separate license to establish dispensary operations. Although we believe that a dispensary license will ultimately be granted to the Company by Clark County and the City of Las Vegas, there can be no assurance that such efforts will be successful.

Cash Requirements

We estimate that we will require an additional $3,150,000 to fund our currently anticipated requirements for ongoing operations and build out of our grow facility and extraction operations for our existing business for the next twelve-month period.

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

 Results of Operations

FINANCIAL INFORMATION

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2014	2013	2014	2013
Revenue	$-	$-	$-	$-
General and administrative	677,737	12,801	3,953,095	56,271
Other income/(expense)	(283)	(170,247)	51	(104,971)
Net income/(loss)	$(621,622)	$(183,408)	$(3,953,044)	$(48,700)

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Management’s Discussion and Analysis
December 31, 2014

Comparison of the Three Months Ended December 31, 2014 and December 31, 2013
Revenue.  Revenue was generated from a one-time non-refundable fee and licensing agreement for the sale of a prototype TBlox machine as designed by Growblox Sciences, Inc.  The amortization of the licensing fees will begin in January 2015.

General and Administrative.  General and administrative expenses increased by $677,737 in 2014 primarily due to an increase in wages, investor relations, compensation expense, professional and consulting fees relating to our licensing process, and  the addition of employees.

Other Income/(Expense).  Other income decrease by $169,717 in 2014 due to the change in the fair value of convertible notes and warrants that were settled.

Comparison of the Nine Months Ended December 31, 2014 and December 31, 2013

Revenue.  Revenue was generated from a one-time non-refundable fee and licensing agreement for the sale of a prototype TBlox machine as designed by Growblox Sciences, Inc.  The amortization of the licensing fees will begin in January 2015.

General and Administrative.  General and administrative expenses increased by $3,953,044 in  the nine months ended December 2014 due to an increase in stock compensation, investor relations, professional and consulting fees relating to our licensing process, and  the addition of employees. Travel expenses have also increased due to the licensing process in multiple states.

Other Income/(Expense).  Other income decrease by $104,949 in 2014 due to the change in the fair value of convertible notes and warrants that were settled.

 Liquidity and Capital Resources

Cash was $282,143 as of December 31, 2014.   Historically, our principal source of funds has been cash generated from financing activities.

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

Cash flows used in investing activities.  There was $655,204 and $0 cash used in investing activities for the nine months ended December 31, 2014 and 2013.

Cash flows from financing activities. Net cash provided by financing activities was generated from the sale of equity that totaled $3,912,817 and $31,000 for the three months ended December 31, 2014 and 2013.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Management’s Discussion and Analysis
December 31, 2014

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

Accounts Receivable.  Accounts receivable are recorded at the time of sale and at the amount realizable from the transaction. An allowance for doubtful accounts is recorded for any amounts deemed uncollectible.  The Company does not accrue interest receivable on past due accounts receivable. There was no allowance recorded at December 31, 2014 and March 31, 2014.

Property and Equipment and Depreciation. Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, 3-5 years for information technology and leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Management’s Discussion and Analysis
December 31, 2014

Other Assets. Other assets include security deposits on our warehouses and potential retail locations in Las Vegas, Nevada.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York against GCM Administrative Services, LLC (“GCM”), Strategic Turnaround Equity Partners, L.P., Gary Herman, and Seth M. Lukash.  The action was brought for the purpose of determining where the defendants or any of them were entitled to receive stock in the Company pursuant to conversion rights held under promissory notes given by an affiliate of the Company.  The counterclaims were for declaratory judgment, damages for breach of fiduciary duty and unjust enrichment, a money award for quantum merit, and for breach of contract for f\refusing to convert the notes into shares. No specific amount of money damages is identified in the counter \claims.  The Company believes the court will rule that there are no conversion rights pursuant to which the Company will be required to issue stock and that the counterclaims are without merit. Subsequently the Company filed a motion to dismiss and are waiting on the ruling.  There can be no assurance the case will be dismissed or end in favorable results toward the Company.

Item 1A.  Risk Factors.

Not necessary for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There was no additional activity in the third quarter ended December 31, 2014.

Convertible Notes and Warrants
There was no additional activity in the third quarter ended December 31, 2014.

Sale of Common Stock
There was no additional activity in the third quarter ended December 31, 2014

Asset Purchase
There was no additional activity in the third quarter ended December 31, 2014.

Employment Agreements

Dr. Steven Weldon our former Chief Financial Officer, entered into an Employment Agreement with the Company for a three year term. Mr. Weldon would have been compensated with 1,500,000 shares of restricted common stock, payable upon the completion three years of employment.  Mr. Weldon resigned on November 19, 2014, and the shares were canceled and no expense was recognized.

Note Conversions

There was no additional activity in the third quarter ended December 31, 2014.

Equity Compensation Plan Information

 There was no additional activity in the third quarter ended December 31, 2014

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

Date: February 17, 2015

GROWBLOX SCIENCES, INC.

By:_/s/ Craig Ellins    ___________
Name: Craig Ellins
Title: CEO, Chairman, and Director

By:_/s/ Cathryn Kennedy___________
Name: Cathryn Kennedy
Title: CFO, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:_/s/ Craig Ellins    _______________                                                                                           February 17,  2015
Name: Craig Ellins                                                                                                                                               (Date)
Title:   CEO, Chairman, and Director

By:_/s/ Cathryn Kennedy_______________                                                                                     February 17, 2015
Name: Cathryn Kennedy                                                                                                                                    (Date)
Title:   CFO, Chief Accounting Officer

By:_/s/ Dr. Andrea Small-Howard____________                                                                               February 17, 2015
Name: Dr. Andrea Small-Howard                                                                                                                       (Date)
Title:   CSO and Director