Form 10-K
period 2015-03-31
Growblox Sciences, Inc.
filed 2015-06-29
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015

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

6450 Cameron Street, Suite 110

Las Vegas, Nevada 89118

Phone: (844) 866-721-0297

Fax: (702) 441-0324

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2015, the last business day of the registrant’s most recently completed fiscal year, based on the closing price on that date of $0.21 on the OTCQB, was approximately $7,554,315.

The shares outstanding on March 31, 2015 were 35,972,929.

Documents Incorporated by Reference

None

GROWBLOX SCIENCES, INC.

FORM 10-K

ii

Forward Looking Statements

This Annual Report on Form 10-K of Growblox Sciences, Inc., a Delaware corporation and its subsidiaries (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates:, believes”, “estimates”, “predicts” or “continue”, which list is not meant to be all-inclusive and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (1)product demand, market and customer acceptance of any or all of the Company’s products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv) competition pricing and development difficulties, (v) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Management has included projections and estimates in this Form 10-K, which are based on management’s experience in the industry, assessments of the results of operations, discussions and negotiations with third parties and a review of information filed by competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise and forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated results or events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

●	the quality of properties with regard to, among other things, the existence of reserves in economic quantities;
●	uncertainties about the estimates of reserves;
●	ability to increase cultivation production
●	the timing and extent of changes in prices for medical cannabis;
●	domestic demand for medical cannabis;
●	Agricultural risks of growing and harvesting medical cannabis;
●	the availability of equipment, such as extraction equipment;
●	changes in harvest plans and related budgets;
●	the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity; and
●	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Business”.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The following summary highlights information contained elsewhere in this Form 10-K Annual Report. It is not complete and does not contain all of the information that you should consider. You should read the entire Annual Report carefully, especially the risks of investing in our common stock discussed under “Risk Factors” and our consolidated financial statements and accompanying notes. Unless the context indicates otherwise, all references to “Growblox” refers solely to Growblox Sciences, Inc., a Delaware corporation, and all references to “the Company,” “we”, “us” or “our” in this Annual Report refers to Growblox and its consolidated subsidiaries.

Overview

The Company believes that it is a leader in developing innovative technologies and processes to convert the cannabis plant into medicines, therapies and treatments for a variety of ailments. We are developing and utilizing state of the art technologies in plant biology, cultivation and extraction techniques, combined with biotechnology, to produce consistent and measurable medical-grade cannabis, cannabis concentrates and cannabinoid therapies. We seek to become a trusted producer of consistent and efficacious medicinal strains and products, combining both cannabinoids and terpenes, which we intend to market in those states within the United States and in other countries where the sale of medical cannabis products are permitted. In addition, subject to obtaining Food and Drug Administrative (FDA) certification, we intend to market our cannabinoid based drug discoveries on a world-wide basis.

Growblox intends to conduct its business operations, primarily through its subsidiaries in three distinct operating units which we designate as our “Solutions,” “Sciences” and “Product” divisions.

Our Solutions division involves the development and use of our proprietary suite of controlled-climate indoor agricultural technology growing and cultivation Suites, which we call “TissueBLOX”, “GrowBLOX,” TM “CureBLOX” and “ExtractionLAB” (collectively, the “GrowBLOX Suites”). Our GrowBLOX Suites are engineered and designed to cultivate medical grade cannabis and create cGMP-certified plant extracts, and thereafter to enable us to process and manufacture a variety of pharmaceutical, nutraceutical and cosmeceutical formulations and products based on these certified raw ingredients. .

We believe that the key advantage of our GrowBLOX Suites is that they are capable of producing certified raw materials with consistent and measurable profiles of active ingredients. We believe that producing cannabis-based materials with validated chemical compositions is ideal for scientifically-rigorous testing of the safety and effectiveness of these materials as a therapy for patients. If these materials are approved by the FDA they can be marketed in patented pharmaceutical compositions. As such, we believe that the medical grade cannabis and other extracts produced in our GrowBLOX Suites can serve as the raw materials for our Science and Products divisions. We will seek to obtain ISO and Current Good Manufacturing Practices (cGMP) certifications for the process of growing and processing botanical ingredients in our GrowBlox Suites. The manufacture, licensing, installation and support of such equipment will be the focus of our Growblox Sciences Puerto Rico, LLC subsidiary, which will operate our Solutions division.

Our Science division will seek to create and validate the effectiveness of proprietary formulations of active ingredients derived from the cannabis plant, in combination with “big data” driven clinical research and development programs to bring pain relief and potential cures to patients suffering from a variety of neurological and other diseases. Our Science division is currently engaged in preclinical testing of its biopharmaceutical cannabinoid product prototypes to begin future human clinical trials. In addition, we are seeking co-development partners to assist us with growing a phytocannabinoid-based biopharmaceutical product pipeline.

We are currently developing and intend to file patent applications for specific, cannabis-based, pharmaceutical formulations that fit within seven broad therapeutic categories. Many of these disease categories are not currently being treated effectively by traditional pharmaceutical companies. Once our patent applications are filed with the U.S. Patent Office, we will submit IND-applications to the FDA and request “orphan drug” designation status for our formulations in some instances or “breakthrough drug” designations in others in order to fast track our clinical trials. In addition, we intend to implement adaptive design clinical trials based on recent FDA-guidance documents. Adaptive design clinical trials have the potential to reduce the total clinical trial time to as little as three to five years, as it has for other new FDA-approved treatments like Gilead’s Hepatitis C treatment. Additionally, we believe that our time to market can be reduced because we expect to shortly be able to cultivate and dispense to human recipients consistent and measurable medical-grade cannabis in Nevada and thereafter in other states by licensed dispensaries and oncologists. In these dispensary trials, we hope to use our GBLX-PRO smartphone application currently under development to establish correlations between the profiles of active ingredients in the cannabis-based extracts and symptom improvement as reported by patients and confirmed biometrically. We therefore believe that these human clinical trials will help establish the safety and efficacy of our raw cannabis-based formulations.

It should be emphasized that we face significant hurdles in obtaining FDA approval and certification for our therapies. Not only is the FDA certification process for any proposed pharmaceutical both extremely expensive and time consuming, but the current policy and regulations of the Federal government and some of its agencies are that cannabis has no medical benefit. Despite current Federal policy, there are more than 500 clinical trials currently in process in the United States testing cannabis or marijuana, and they are registered on the FDA-regulated website at www.clinicaltrials.gov, Of these trials, approximately 188 are testing potentially positive clinical effects of cannabis-based therapies.

Medical cannabis has been shown in numerous trials to be an effective source of pain therapy and has been indicated as being effective in treating some conditions such as glaucoma, AIDS, multiple sclerosis, chemotherapy-induced nausea and certain seizure disorders. While the therapeutic effects of medical cannabis on these conditions have been well documented in the medical literature, many patients and their physicians have well-founded concerns regarding the consistency, safety and efficacy of medical cannabis that is available any most standard dispensaries. We will seek to alleviate these concerns and increase safety and efficacy through cultivating harvest-to-harvest consistency in the levels of active cannabinoids in our proprietary stains; eliminate harmful pesticides and fungicides in our Growblox Suites growing and curing system.

We are also in the preliminary stages of developing, through a third party contactor, a mobile cannabis delivery application that would be downloaded into a smart phone that we call the GBLX-PRO. Once data on a user of medical cannabis is obtained and the precise formulation of medical grade cannabis is dispensed, the proposed application will permit a user to remotely order additional deliveries or obtain the identical product by using thumb print identification on his or her smart phone. In addition, by use of a “health” wrist watch, the user’s blood pressure, pulse rate and potentially sleep patterns and genetic markers can be accessed; all of which, we believe, would be significant in providing “big data” capabilities for the clinical trials to be conducted by our Science division.

However, it should be emphasized that the development of our proposed mobile application is in the early stages of testing. Accordingly, there is no assurance that such application will ever be successfully developed or, even if developed, will be sold or used in any meaningful way or otherwise assist us in our contemplated medical research.

Our Products division will market the pharmaceutical, nutraceutical and cosmeceutical drugs and therapies produced by our Science Division. In addition, our Products division will seek to dispense medical-grade cannabis solutions and products in states within the United States and in other countries where the sale and use of such products are permitted. Growblox will operate its Products division and market its solutions and products through existing and future subsidiaries to be located in permitted jurisdictions.

Our 65% owned subsidiary GB Sciences Nevada, LLC (“GBS Nevada”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. GBS Nevada holds a provisional certificate from the Division of Public & Behavioral Health of the Nevada Department of Health and Human Services to operate an establishment to cultivate medical cannabis at its Las Vegas location. The certificate is considered provisional until the establishment is in compliance with applicable local government requirements and has received a state business operating license. Granted in November 2014, the provisional certificate is subject to revocation if a medical marijuana establishment is not fully operational within 18 months from receipt.

GBS Nevada has applied for a permit or certificate to dispense medical cannabis at two locations in Clark County, Nevada, including one location within the City of Las Vegas, and a certificate to deliver medical grade cannabis throughout the State of Nevada. GBS Nevada is waiting for approval of such dispensary and delivery certificates by the State of Nevada. There can be no assurance that such certificates or permits will be issued, or if issued, that Growblox or GBS Nevada will derive any significant revenues or profits from the cultivation, dispensing and delivery of medical cannabis within such County or City.

In March 2015, Growblox and GBS Nevada entered into a binding memorandum with the local minority members of GBS Nevada who now own 35% of its equity. Under the terms of such agreement, Growblox’s equity in GBS Nevada increased from 55% to 65%, GBS Nevada will retain its existing certification to cultivate and grow cannabis and, if and when issued by Clark County and/or Las Vegas, Nevada, the delivery certification. If and when issued, the dispensary certification will be assigned to an entity to be wholly-owned by the 35% minority owners of GBS Nevada. In consideration for such assignment, the entity operating the dispensaries will agree to purchase a minimum of 20% of its inventory of cannabis from GBS Nevada and pay to Growblox 10% of all profits derived from its dispensary business. In addition, GBS Nevada shall retain the delivery certificate and the exclusive right to provide all delivery services on behalf of the dispensaries that are permitted by applicable state and local Nevada law.

Our principal executive offices and where we operate our Science and Product divisions is currently located at 6450 Cameron St., Suite 110A, Las Vegas, Nevada.

Our Business Strategy

Growblox intends to operate as an intellectual property company that will conduct its business through its subsidiaries. Growblox intends to own all patents and related technologies developed by it and its subsidiaries. In addition, Growblox owns and will seek to own majority interests in each of its existing and future operating subsidiaries.

The completion of pre-clinical and clinical trials and FDA-approvals for a pharmaceutical product is traditionally a long and expensive process. However, we believe that strategic partnering and aggressive licensing of these products at early clinical stages can mitigate some of the risks. If we are able to obtain “orphan drug” or “breakthrough drug” fast track status, this would be very helpful in shortening the process; as is the use of the new adaptive design clinical trial strategy. In order to achieve the strategic goals for our Science division, we intend to enter into partnerships or joint ventures with respected, independent contract research organizations, medical schools and other researchers. To this end, in December 2014, we signed a letter of intent with NRC Research Institute, a respected contract research organization in California. It is contemplated that NRC will focus on designing Phase I/II studies in parallel to simultaneously evaluate safety and efficacy of therapeutics.

If we achieve successful outcomes of product prototypes and meet all of our intermediate clinical trial goals, we will seek to proceed with testing using the adaptive design clinical trial strategy that allows us to proceed more quickly through all three human trial phases in a single series. We would then apply for FDA approval. If and when one or more of our drugs, therapies or treatments are approved by the FDA, we will seek to market them either through our Products division or under joint ventures or licensing arrangements with major pharmaceutical companies.

There can be no assurance that we will ever be able to enter into any joint ventures or other arrangements with third parties to finance our drug development program or that if we are able to do so, that any of our projected therapies will ever be approved by the FDA. Even if we obtain FDA approval for a therapy, there can be no assurance that it could be successfully marketed or would not be superseded by another cannabis based therapy produced by one or more of our competitors. It also may be anticipated that even if we enter into a joint venture development with a financially stable pharmaceutical or institutional partner, we will still be required to raise significant additional capital in the future to achieve the strategic goals of our Science Division. There can be no assurance that we will be able to obtain such additional capital on reasonable terms, if at all. If our Science Division fails to achieve its goal of producing one or more cannabis based pharmaceuticals or therapies, it would have a material adverse effect on our future financial condition and business prospects.

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near term profitability we intend to cultivate and dispense cannabis for medical purposes in both Nevada and other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

Agreement with Growblox Sciences Puerto Rico

On May 8, 2015, the Company entered into agreements with Growblox Sciences, Puerto Rico, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“GBSPR”). GBSPR was formed to operate our Solutions division, and is being capitalized primarily by Cesar Cordero-Kruger, a prominent business executive and resident of Puerto Rico. Such agreements include a commercialization agreement under which the Company has granted to GBSPR the exclusive world-wide rights to all Company technology and intellectual property, including our research, technical support and trademarks, to, among other things:

(a)          manufacture, produce, lease and license the Company’s indoor series of controlled-climate indoor agricultural technology growing and cultivation suites, which we call “TissueBLOX”, “Growblox” and “CureBLOX,” and which engineered and designed to produce medical grade cannabis and other plant extracts (the “Growblox Suites”);

(b)          provide remote diagnostic monitoring and servicing of the Growing Suites to third party growers and processors of hemp, cannabis and other plant extracts; and

(c)          sell to our Company or our other subsidiaries, for resale and distribution throughout the world in all territories and jurisdictions (including states in the United States) where the sale and use of such products are permitted, any and all pharmaceutical raw materials and products as well as neutraceuticals and cosmeceutical skin care products derived from medical-grade cannabis and hemp raw materials that were cultivated and grown in Growblox Suites.

The grant of rights under the commercialization agreement is subject to the condition that GBSPR obtain not less than $1,250,000 of equity financing by no later than September 30, 2015; failing which the Company may unilaterally terminate the agreement. In such connection, Cesar Cordero-Kruger has invested the initial $300,000 of capital to GBSPR and will be responsible for accessing the remaining $950,000 of capital for GBSPR. Neither Growblox, nor any officer or director of Growblox, will participate in obtaining financing for GBSPR. If the initial $1,250,000 of equity financing is completed, GBSPR will thereafter seek to raise up to an additional $4,750,000 to expand its operations. To date, GBSPR has not raised additional financing.

There can be no assurance that the proposed initial $1,250,000 capitalization of GBSPR will be consummated by September 30, 2015 or thereafter, or that the contemplated $4,750,000 of additional financing will be undertaken or completed upon terms and conditions that are acceptable to GBSPR or the Company, if at all.

Recent Financing

On May 12, 2015, Growblox entered into a note purchase agreement, to be effective as of June 9, 2015, with Pacific Leaf Ventures, LP ( “Pacific Leaf”), pursuant to which Pacific Leaf agreed to make an installment loan to our Company of up to $1,750,000 (the “Loan”). The purpose of the financing will be to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GBS Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements.

Under the note purchase agreement, Pacific Leaf made a $100,000 advance on June 9, 2015 and shall make additional advances to GBS Nevada in installments, as follows: (a) $600,000 by July 9, 2015; (b) $700,000 by August 9, 2015; and (c) $350,000 by September 9, 2015. The installment advances are designed to dovetail with construction and implementation needs for the cultivation facility for GBS Nevada. The obligation of Pacific Leaf to make each periodic installment is subject to satisfaction of certain conditions, including compliance with certain covenants and with Nevada legal requirements and no material adverse events. The proceeds of the loan can be used only for the purchase of assets, construction, and leasehold improvements related to the cultivation facility. Part of the assets purchased with the proceeds of the note will include extraction equipment developed by the Company in cooperation with Pacific Leaf. The note is secured by a first lien and security interest on (i) the equipment of GBS Nevada, including the equipment purchased with the proceeds of the Loan, and (ii) the Company’s equity in GBS Nevada.

To evidence the loan, we issued a 6% senior secured $1,750,000 convertible promissory note, to bear interest at a fixed rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the note shall be due and payable on May 12, 2020. The Company is required to prepay the outstanding principal amount of the note on a quarterly basis in an amount equal to 50% of the earnings before interest taxes depreciation and amortization (EBITDA) of GBS Nevada attributable to the Company’s existing percentage interest (currently 55%) in GBS Nevada.

Pacific Leaf has the option, at any time and from time to time, prior to the date on which the Company makes payment in full of the note, to convert all or any portion of the outstanding principal amount of the note into shares of our common stock, par value $0.0001 per share at an initial conversion price equal to $0.50. Pacific Leaf and any subsequent holders of the note shall be granted rights to piggyback registration on all shares of common stock issuable upon conversion of the note.

In a related development, we also entered into an exclusive perpetual license agreement with Pacific Leaf to make use of Pacific Leaf’s intellectual property for the cultivation of cannabis and extraction of oils and other cannabis formulations that it has developed or acquired (the “Pacific Leaf Intellectual Property”) for the sole use of GBS Nevada in its operations within the state of Nevada; it being understood that any other use of the Pacific Leaf Intellectual Property requires the approval of the licensor. We believe that the rights to the Pacific Leaf Intellectual Property will give GBS Nevada a significant competitive advantage in the Nevada cannabis market. In consideration for the license of the Pacific Leaf Intellectual Property, the Company has agreed to pay Pacific Leaf for a period of ten years out of all periodic distributions we receive from GBS Nevada (based on our percentage equity in GBS Nevada a royalty at the rate of 14% of the gross revenue earned by the Company from GBS Nevada for the initial five years, and a royalty at the rate of 7% of gross sales revenues of GBS Nevada in years six through ten.

As part of the Pacific Leaf license, we were also granted the exclusive perpetual right in Nevada to use certain proprietary techniques developed by Pacific Leaf for the extraction of oils from the product grown in the Nevada facility, using the extraction equipment financed by the proceeds of the Pacific Leaf loan. In connection therewith, the Company agreed to pay a royalty of $2.00 per extracted gram for a period of five years.

There can be no assurance that

•	we will be able to comply with our covenants under the Pacific Leaf Note Purchase Agreement so as to enable us to receive all of the anticipated funding thereunder;

•	there will not be cost over-runs in connection with the purchase and/or lease of the cultivation facility and related equipment resulting in the proceeds of the loan being insufficient to enable GBS Nevada to complete the installation and commence production of cannabis for medical purposes;

•	a final certificate to cultivate medical cannabis at the Las Vegas facility will be issued, or that Growblox or or GBS Nevada will not violate existing or newly imposed state, county and city regulations in Nevada that would significant restrict or prohibit our proposed business activities; or

•	that the proposed cannabis cultivation, dispensary and delivery business to be conducted by Growblox and GBS Nevada will prove profitable to us..

A default under the note purchase agreement could have a material adverse effect on the our business and business prospects.

In addition, there can also be no assurance that:

•	the proposed business activities of GBSPR, GBS Sciences or our other subsidiaries will ever be successful;

•	our existing and intended research and development programs will result in pre-clinical trials or clinical trials that will lead to the production of any pharmaceutical, nutraceutical or cosmeceutical related products that will either be commercially accepted or permitted to be sold by the FDA or any other state or federal regulatory authority; or

•	we will ever be able to purchase or be permitted to resell medical grade cannabis or other products.

Competition

The medical cannabis industry is subject to intense and increasing competition. Some of our competitors may have substantially greater capital resources, facilities and infrastructure then we have, which may enable them to compete more effectively in this market. These competitors include MedBox, Inc., TerraTech Corp., Cannabis Science, Inc., Peak Pharmaceuticals, Inc., Cannabis-Rx, Inc. and Nemus Biosciences, Inc. In addition, the development of therapies and pharmaceutical products based on extracts from the cannabis plant is being undertaken by a number of medical and educational institutions, including the University of Mississippi, which is the only U.S. based entity authorized by the Federal government to cultivate cannabis for research. Such institutions have significantly greater financial resources and facilities than we have

Intellectual Property

We believe that we have the opportunity to file applications for several potential patents relating to our cultivation and growing technologies. We filed a provisional patent application in 2014 which has expired. We intend to expand our prior claims and refile on or more new patent applications in the near future.

Our key technology is the indoor agricultural growing Suite known as the Growblox™.  The Growblox™ is a controlled-climate indoor agricultural growing Suite designed and engineered to cultivate medical-grade cannabis plants. We believe that our Growblox™ Suites create the ideal growing environment for each plant while economically monitoring and adjusting the light, humidity, nutrition, temperature and aeration, The Growblox™ Suites also excludes outside stresses like, toxins, pathogens and pests. We believe that this customized environment ensures maximum harvest of the finest grade products and will consistently deliver the quality and efficacy expected from a medical-grade cannabis product.

We believe that the Growblox™ system is economical, environmental and user friendly as it utilizes the following technologies:

•	Growblox’s™ AeroVAPOR™ misting system delivers all of the moisture, nutrients and oxygen the cannabis plants need to grow through a misting system that recycles the water used. Absolutely, no gray water remains that would traditionally be released back into the environment.
•	Energy-efficient LED lighting system.
•	Integrated, intelligent control system that continuously monitors, manages, records, and analyzes the cultivation methodology for optimal growth.
•	Remote monitoring system sends alerts via text, email and telephone to scientists, botanists and cultivators, recommending adjustments to the Suites cultivation levels.

We also anticipate filing a number of patent applications for specific, cannabis-based, pharmaceutical formulations that fit within seven broad therapeutic categories using phytocannabinoid ingredients extracted from the cannabis plant. Canabinoids, we believe, either in isolated form or in varying combinations within various prototypes of cannabis plants, are either proven, or have the potential, for treatment of numerous conditions, including pain; nausea, seizure and inflammation reduction; tumor inhibition; psychotic and anxiety issue; and muscle spasms. There is no assurance that any or all of these patent applications will be filed in the near future or if filed that letters patent will issue in the near future, if at all. Even if issued, there is no assurance that our patents will afford us with adequate protection for the intellectual property that we may develop.

Government Regulation and Federal Policy

Under the Controlled Substances Act (“CSA”), the policies and regulations of the Federal government and its agencies are that cannabis (marijuana) is a stage 1 narcotic that is addictive and has no medical benefit. Accordingly, and a range of activities including cultivation and the personal use of cannabis is prohibited and subject to prosecution and criminal penalties. Unless and until Congress amends the CSA with respect to medical cannabis, there is a risk that the federal authorities may enforce current federal law, and we may be deemed to be engaged in producing, cultivating, or dispensing cannabis in violation of federal law, or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to our Company’s business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our strategic goals, revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. See “Risk Factors” below.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical cannabis laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against cannabis, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (“DOJ”) has issued Guidance Regarding Cannabis Enforcement to all United States attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning cannabis enforcement in light of state laws legalizing medical and recreational cannabis possession in small amounts.

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of cannabis to children;
•	Revenue from the sale of cannabis going to criminals;
•	Diversion of medical cannabis from states where it is legal to states where it is not;
•	Using state authorized cannabis activity as a pretext of other illegal drug activity;
•	Preventing violence in the cultivation and distribution of cannabis;
•	Preventing drugged driving;
•	Growing cannabis on federal property; and
•	Preventing possession or use of cannabis on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of cannabis for use on private property but has relied on state and local law enforcement to address cannabis activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical cannabis and recreational cannabis in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical cannabis.

In contrast to federal policy, there are currently 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation.

Employees

We currently employ a Chief Executive Officer, Chief Financial Officer, Chief Science Officer, and a support staff of six employees and other contractors.

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes thereto. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operation and cash flows. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. See also “Cautionary Note Regarding Forward-Looking Statements.”

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can supply growing equipment in a manner that enables us to be profitable and meet customer requirements, develop intellectual property to enhance our product lines, obtain the necessary permits to develop medical grade cannabis, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flows.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges and uncertainties, the value of your investment could be significantly reduced or completely lost.

Our independent auditor’s report for the fiscal years ended March 31, 2014 has expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2014 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses, has not generated revenue and has had negative operating cash flows since inception of the exploration activities. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2015 and 2014, We incurred net losses of $7,722,755 and $655,955 respectively, and we had an accumulated deficit of $14,008,525 and $6,212,756 respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business plan could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter, especially if we are to develop our Science division and start to conduct, individually or with joint venture partners, pre-clinical and clinical trials for potential pharmaceutical, nutraceutical or cosmeceutical products derived from cannabis.. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment requirements for research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of common stock could limit our ability to obtain equity financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

The establishment of our Solutions division operation in Puerto Rico will require additional financing.

In order for GB Sciences Puerto Rico to commence the manufacture, licensing, installation and servicing of our proprietary GrowBLOX Suites, it will need to raise a minimum of $1,250,000 and up to $6,000,000 of financing. Although we believe that Cesar Cordero-Kruger and his business associates are capable of raising such capital, there is no assurance that he will be able to do so or that even if such financing is obtained that it will be sufficient to enable our Puerto Rico subsidiary to effectively commence operations. There is also no assurance that there will be any significant third demand to license or lease our GrowBLOX Suites or that, even if successfully established, our Solutions division will ever be able to operate profitably.

The inability of our Solutions division to establish its business and provide an adequate number of GrowBLOX Suites would materially and adversely affect our proposed Science and Products division and our business prospects taken as a whole.

We must establish a cannabis cultivation facility in Nevada by May 2016

Our GBS Nevada subsidiary holds a provisional cultivation certificate for a cannabis cultivation facility which must be operational by May 2016, or we will lose such certification. Although we have obtained a maximum $1,750,000 line of credit to construct such facility to be funded in installments though September 2015, there can be no assurance that:

•	we will be able to comply with our loan covenants to enable it to receive all of the anticipated funding thereunder;

•	there will not be cost over-runs in connection with the purchase and/or lease of the cultivation facility and related equipment resulting in the proceeds of the loan being insufficient to enable us to timely complete the facility and commence production of cannabis for medical purposes;

•	a final certificate to cultivate medical cannabis at the Las Vegas facility will be issued, or we or GBS Nevada will not violate existing or newly imposed state, county and city regulations in Nevada that would significant restrict or prohibit proposed business activities; or

•	that the proposed business to be conducted by GBS Nevada with the proceeds of will prove profitable.

The occurrence of any of the above events could have a material adverse effect on our business and prospective cash flow.

Drug research and development programs typically involves huge expenditures, long periods to obtain FDA approvals and the potential that such prospective pharmaceutical products will not prove to be safe and effective.

The production of FDA-approved pharmaceutical products and related drug is typically a highly expensive a long and drawn out process, typically involving hundred’s of millions of dollars and a decade or more to achieve. Although we believe that some, if not all, of our planned cannabinoid based pharmaceutical protocols can qualify for “orphan drug” status and be accelerated through the FDA approval process, there can be no assurance that this will be the case.

In addition, we do not now have, and do not expect in the foreseeable future to have, the capital resources to fund our drug discovery programs, nor do we have the infrastructure to conduct such program alone. For that reason, we intend to engage in joint ventures with third parties, including hospitals, clinics, foundations and other qualified sources. Although we are in preliminary discussions with various potential partners, to date, we have not entered into any definitive drug development joint venture or partnership agreement. Our failure or inability to enter into one or more drug development agreements will materially and adversely affect our ability to develop our Science division. Even if we are able to obtain such joint drug development agreements there can be no assurance that it will be on terms and conditions that will be favorable to us.

Although we believe that we can significant reduce the costs of engaging in FDA certified pre-clinical and clinical trails, including traditional Phase IV human trials, by obtaining data from existing users of our medical cannabis protocols, there can be no assurance that such data will be available, or if it is, that the FDA will accept our data. There is the further risk that the anticipated costs of producing an FDA approved drug will not escalate to the point that will cause us and any of our prospective development partners to abandon such efforts.

Even if we do develop an FDA-approved pharmaceutical product, there is the risk that it will not be salable to a major pharmaceutical company (either before or after completion of the FDA approval process), or that other competing drugs will not be produced providing the same medical benefits.

Accordingly, there is a significant risk that we will never be able to generate a return on our investment, and we could lose our entire investment in our Science division. Either of such events, would have a material adverse effect on our business prospects and equity value.

Federal law prohibits the use of cannabis for the purposes in which the Company expects to engage.

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Stage One narcotic that has no medical benefit. Therefore a range of activities including cultivation and the personal use of cannabis is prohibited and is a criminal offense. Unless and until Congress amends the CSA with respect to medical cannabis, as to the timing or scope of any which amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The current policy and regulations of the Federal government and its agencies, including the U.S. Drug Enforcement Agency and the FDA, are that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of Federal law. Although 23 states have passed legislation permitting the cultivation and dispensing of medical cannabis, these laws are, in many jurisdictions, subject to strict regulation and limitations and are still being developed. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the ability of the Company to develop its business plan even though it is allowed by state regulation in the various states in which the Company intends to operate. Although research and development in the growing and processing of cannabis products for medicinal purposes and in seeking to obtain state permits for the cultivation and sale of cannabis products are not in violation of Federal law, our business plan to conduct our Solutions and Products divisions, even if conducted within the parameters of any state licenses or permits we are able to obtain, will violate federal laws, as currently in effect. Accordingly, even if the Company is successful in obtaining a cultivation and dispensing license or permit in Nevada or other states and operates pursuant to such licenses, if federal law does not change, we believe the Company will at that time be in violation of federal law. If existing federal laws are enforced by the United States Department of Justice or the FDA, it is likely that our proposed business will be significantly and materially adversely affected.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (current good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced.

If no additional states allow the medicinal use of cannabis, or if one or more states that currently allow it reverse their position, we may not be able to continue our growth, or the market for our products and services may decline.

Currently, twenty three states and the District of Columbia allow the use of medicinal cannabis.   While we believe that the number of states that allow the use of medicinal cannabis will grow, there can be no assurance that it will, and if it does not, there can be no assurance that the twenty three existing states and/or the District of Columbia won’t reverse their position and disallow it.  If either of these things happens, then not only will the growth of our business be materially impacted, we may experience declining revenue as the market for our products and services declines.

Because the business activities of some of our customers are illegal under Federal law, we may be deemed to be aiding and abetting illegal activities through the services that we provide to those customers.  As a result, we may be subject to actions by law enforcement authorities which would materially and adversely affect our business.

We provide services to customers that are engaged in businesses involving the possession, use, cultivation, and transfer of cannabis.  As a result, law enforcement authorities may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities.  Such an action would have a material effect on our business and operations.

In the states where medicinal cannabis is permitted, local laws and regulations could adversely affect our clients, including causing some of them to close, which would materially and adversely affect our business.

Even in areas where the medicinal use of cannabis is legal under state law, there are also local laws and regulations that affect our clients.  These local laws and regulations may cause some of our customers to close and having a material effect on our business and operations.  In addition, the enforcement of identical rules or regulations as it pertains to medicinal cannabis may vary from municipality to municipality, or city to city.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict cannabis-related activities, including activities related to medical cannabis may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized cannabis to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Two states, Colorado and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical cannabis exemptions. For example, Alaska and Colorado have limits on the number of cannabis plants that can be homegrown. In most states, the cultivation of cannabis for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical cannabis needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of cannabis may indirectly and adversely affect our business and our revenue and profits.

It is possible that federal or state legislation could be enacted in the future that would prohibit us from selling our products or any resulting cannabis products, and if such legislation were enacted, it could prevent us from generating revenue, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational cannabis growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of our products is found in the definition of “drug paraphernalia.” Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful.

If federal and/or state legislation is enacted which prohibits the sale of our growing equipment to medical cannabis growers, our revenues would decline, leading to a loss of a material portion of your investment.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational cannabis.

Internet websites are visible by people everywhere, not just in jurisdictions where the medical or recreational use of cannabis is considered legal. Our website is visible in jurisdictions where medicinal and/or recreational use of cannabis is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing cannabis with our Growblox Suites, reducing our revenue. In most states in which the production and sale of cannabis have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

We may not obtain the necessary permits and authorizations to operate the medical cannabis business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations, or may only be able to do so at great cost, to operate its medical cannabis business. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical cannabis business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

We have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of cannabis is illegal under Federal law, there is an argument that banks should not accept for deposit funds from businesses involved with the cannabis industry. Consequently, such businesses often have difficulty finding a bank willing to accept their business.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. To date we are unaware if any banks have relied on the guidance and taken on legal marijuana companies as clients.

Notwithstanding the above federal guidelines and in addition to potential federal sanctions, regulators in the states in which we are able to conduct business may make it difficult for local banks to do business with companies considered to be engaged in cultivating and dispensing cannabis. . To date, two financial institutions have closed our corporate bank account and we have been notified by a third bank that they will close our account within the next 30 days. We are currently searching for a new financial institution with which to establish a banking relationship. There is no assurance that we will be able to do so. Failure to establish a permanent banking relationship could have a material and adverse effect on our future business operations.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect or develop our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. We will rely on patents, copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our intellectual property does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team, especially our Chief Executive Officer, Mr. Craig Ellins. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some of our potential customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industry. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and
•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy could produce a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees, or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

If we are unable to adopt or incorporate technological advances into Growblox™’s equipment products, our business could become less competitive, uncompetitive, or obsolete and we may not be able to compete effectively with competitors’ products.

We expect that technological advances in the processes and procedures for growing equipment will continue to occur. As a result, there are risks that products that compete with our products could be improved or developed. If we are unable to adopt or incorporate technological advances, our products could be less efficient or cost-effective than methods developed and sold by our competitors, which could cause our products to become less competitive, uncompetitive or obsolete, which would have a material adverse effect on our financial condition, and to a much lesser extent, on our financial condition.

Competing forms of specialized agricultural equipment may be more desirable to consumers or make our products obsolete.

There are currently several different specialized agricultural equipment technologies being deployed in urban vertical farming operations other than hydroponics, such as aquaponics and terraponics. Further development of any of these competitive technologies may lead to advancements in vertical farming techniques that will make our products obsolete. Consumers may prefer alternative technologies and products. Any developments that contribute to the obsolescence of our products may substantially impact our business, reducing our ability to generate revenues.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our officers and directors have significant control over stockholder matters and the minority stockholders will have little or no control over our affairs.

Our officers and directors currently own approximately 38.7% of our outstanding common stock, and have approximately 38.7% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, the Company’s minority stockholders will have little or no control over its affairs.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

As of March 31, 2015, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2015, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

•	Lack of a functioning audit committee consisting of independent Board members as well as a lack of expertise with respect to the application of US GAAP and SEC rules and regulations and;
•	Inadequate segregation of duties consistent with control objectives; and

Lack of audit committee members with prior experience in financial accounting and the application of US GAAP. The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our insurance coverage may be inadequate to cover all significant risk exposures; Because we are in the cannabis industry, we have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Currently we have insurance coverage in place for business personal property located at our principal business address located at 6450 Cameron Street, Suite 110, Las Vegas, Nevada 89118.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we engaged in the medicinal cannabis industry.   There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us.  If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions.

Because we do not have a compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We expect to experience volatility in the price of our common stock, which could negatively affect stockholders’ investments.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has little experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties and our management would have to divert resources from attending to our business plan.

Our common stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock is categorized as “penny stock”. The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for or obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of common stock in the future, which could cause significant dilution to all stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a par value of $0.001 per share. As of June 26, 2015, we had 45,321,964 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of us.

Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Delaware law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Delaware’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTY

Growblox’s executive offices and our Science division are located at 6450 Cameron Street, Las Vegas, NV 89118 under a month to month lease with a rental of $6,000 per month. We lease a warehouse at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a five year lease expiring December 31, 2020 at a monthly base rental of $28,432. Our Growblox Sciences Puerto Rico, LLC subsidiary lease offices in San Juan, Puerto Rico under a one year lease expiring January 31, 2016 at a monthly rental of $1.00

ITEM 3.	LEGAL PROCEEDINGS

On April 2, 2014, Growblox commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the “Action”). After the change of name of Signature Exploration and Production Corporation, the caption was amended to substitute GrowBlox Sciences, Inc. as the plaintiff. The complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, Growblox pursuant to certain share conversion rights held under promissory notes in the aggregate amount of $75,000.00, given by a related party of Growblox to the entity defendants GCM and Strategic.

On May 9, 2014, defendants filed an answer denying the complaint’s material allegations, and asserted a counterclaim against Growblox, against persons identified as certain of its officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. Growblox moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for unjust enrichment, in which recovery would be based on quantum meruit, that is, upon the alleged value of any benefit conferred by defendants to Growblox through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim Growblox is unable at present to advise what specific sum of money damages is sought. Growblox did not challenge the fifth count of the counterclaim at this stage that seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes.

Growblox intends to vigorously contest the remaining claim of the defendants as it does not believe that the defendants provided any benefit or value to Growblox or GrowOpp, LLC and Tumbleweed Holdings, Inc., the predecessor entities affiliated with Craig Ellins.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Growblox Sciences, Inc.’s common stock is quoted on the OTCQB under the symbol "GBLX".

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2015	High ($)	Low ($)
Fourth Quarter	$0.48	$0.15
Third Quarter	$1.51	$0.31
Second Quarter	$1.48	$0.67
First Quarter	$6.28	$0.98
Fiscal Year 2014
Fourth Quarter	$8.90	$0.40
Third Quarter	$1.00	$0.30
Second Quarter	$0.70	$0.30
First Quarter	$0.70	$0.70

Dividends and Dividend Policy

Cash dividends have never been declared or paid on common stock dividends are not anticipated on common stock in the foreseeable future. Future earnings, if any, will be retained to finance the expansion business and for general corporate purposes. There is no assurance we will pay dividends in the future. Future dividend policy is within the discretion of the Board of Directors and will depend upon various factors, including results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

Common Stock

On March 13, 2014, Growblox entered into a definitive assets purchase agreement with Mr. Craig Ellins, the current Chief Executive Officer for the acquisition of assets that were developed by Mr. Ellins and others in a predecessor company. The assets include:

•	a provisional patent application;
•	concepts associated with Mr. Ellins or his associates;
•	trademarks;
•	business plans;
•	investor presentations and histories;
•	websites;
•	trade secrets including without limitation trade secrets involving nutrient mixes;
•	drawings and digital artwork;
•	raw materials;
24

•	production equipment and related assets including without limitation electrical equipment; plastic molds and internal parts;
•	proof-of-concept equipment; and
•	URL’s

Under the terms of such agreement, Growblox agreed to issue to Mr. Ellins or his designees a total of 12,500,000 restricted shares of Growblox’s common stock. At the time of the transfer of the assets, a total of 4,500,000 were issued, 4,000,000 shares were issued after Growblox raised an additional $1,000,000 in financing in May 2014 and the remaining 4,000,000 shares will be issued to Mr. Ellins upon the Company reaching certain milestones relating to the filing of patent applications in respect of its technology. Under the terms of the asset purchase agreement, Mr. Ellins had the right to assign certain of his shares to other persons who had assisted him and his predecessor companies in the development of the assets sold to Growblox. In September and October 2014, Mr. Ellins assigned and transferred a total of 5,580,000 of his 8,500,000 vested shares to 18 persons, including Mark Ellins, the son of Craig Ellins, who received 980,000 of such 5,580,000 transferred shares. Each of such transferees released Growblox from any further obligations in connection with the transfer of the assets, and none of these persons or their affiliates were or are officers, directors or affiliates of Growblox. The shares issued to Craig Ellins and transferred by him are restricted securities issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

As of March 31, 2014, Growblox sold 1,480,000 units through a private placement at a price of $0.50 per unit.  Each unit consisted of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00.

Between April 1, 2014 and September 30, 2014, Growblox sold additional units of securities through a private placement at $0.50 per unit.  Each unit consisted of one share of common stock, one Class A warrant, expiring in three years, with an exercise price of $1.00 and one Class B warrant, expiring in five years, with an exercise price of $2.00. As a result of this offering, Growblox issued an aggregate of 9,937,720 shares of common stock, 10,937,720 Class A warrants and 10,937,720 Class B warrants and 1,000,000 additional warrants with an exercise price of $0.55, inclusive of warrants issued to the placement agent and its affiliates.

Such securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended. Pursuant to Growblox’s registration statement on Form S-1 which became effective February 12, 2015, the common stock included in the units and the shares of common stock issuable under both the A warrants and B warrants were registered for resale.

Between June 2014 and February 2015, Growblox issued 5,450,000 shares of common stock pursuant to the employment contracts of four executive officers. 1,500,000 shares issued to the former Chief Financial Officer were cancelled due to employment termination, and 3,000,000 shares issued to Craig Ellins under his employment agreement were exchanged in June 2015 for warrants. See “Employment Agreements” below.

In order to encourage the exercise of its B warrants, on February 12, 2015, the board of directors of Growblox passed a resolution to temporarily reduce, until April 30, 2015, the exercise price of such B warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified of such temporary exercise price reduction. On April 30, 2015, Growblox’s board of directors extended to 5:00 PDT on May 15, 2015 the temporary voluntary reduction of the exercise price of the B Warrants to $0.20 per share and notified the holders of the B Warrants. As at May 15, 2015, B warrants to purchase 2,748,115 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $549,623 to Growblox.

On April 22, 2015, Cesar Cordero-Kruger, the Chief Executive Officer of Growblox Sciences Puerto Rico LLC, purchased from Growblox, for $592,200 or $0.21 per share, an aggregate of 2,820,000 shares of Growblox common stock. Growblox agreed to register such common stock for resale under the Securities Act pursuant to a registration rights agreement.

Between February, 2015 and May 15, 2015, certain holders of Class B Warrants sold back to Growblox for $0.01 each, Class B warrants to purchase an aggregate of 5,600,000 shares of common stock. During the same period, in addition to the 2,820,000 shares purchased by Mr. Cordero-Kruger, Growblox sold an additional 2,442,023 shares of common stock to 25 other investors for $0.21 per share, resulting in total additional proceeds to Growblox of $512,825.

In May and June 2015, seven persons were issued an aggregate of 485,500 shares of common stock in settlement and release of certain obligations owed by the Company to such person aggregating $107,504.

In May 2015, Network 1 Financial Services and its affiliates exercised Class B warrants on a cashless basis and received a total of 1,000,000 shares of common stock.

All of the foregoing securities, including Growblox common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Convertible Notes and Warrants

Between December 2009 and February 2013, Growblox entered into several Convertible Note Agreements ("Notes") for a total of $1,033,744. Growblox received aggregate proceeds of $884,700 reflecting a 15% original issue discount to the Note holders and a nominal rate of 16.63%.

The Notes were due after one year. The note holders could have converted any portion of the Notes that are outstanding, whether such portion represents principal or interest, into shares of common stock of Growblox at a price equal to $0.10. The Notes includes an anti-dilution adjustment that may not be adjusted below $0.01.

Simultaneously with the issuance of these Notes, Growblox issued to the Note holders a 5-year warrant (the "Warrants") to purchase 12,364,766 shares of common stock of Growblox. The Warrants were exercisable at a price equal to $0.15. The Warrants included an anti-dilution adjustment that may not be adjusted below $0.01.

The note holders were only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of Growblox.

Simultaneously with the issuance of this Note, Growblox issued to each Note holder a 5-year warrant (the "Warrant") to purchase 504,203 shares of common stock of Growblox. The Warrant is exercisable at a price equal to $0.50. The Warrants include an anti-dilution adjustment that may not be adjusted below $0.01.

The note holder will only be allowed to convert shares or exercise warrants or portion thereof to the extent that, at the time of the conversion or exercise, the conversion or exercise will not result in the note holder beneficially owning more than 9.9% of the issued and outstanding common shares of Growblox.

In March 2014, the note holders’ agreed to modify the terms of the notes and warrants. The notes are now convertible at a fixed price of $0.26. The warrants have been cancelled and no longer have any value. A loss of $559,048 for the extinguishment of debt has been recorded on the State of Operations as of March 31, 2014.

The Notes and Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note Conversions

During the year ended March 31, 2012, Growblox converted a total of $104,000 of notes payable from certain Note Holders into common stock of Growblox. Growblox issued 140,000 shares of common stock to satisfy the principal balances of the notes payable.

During the year ended March 31, 2013, Growblox converted a total of $114,013 of notes payable from certain Note Holders into common stock of Growblox. Growblox issued 438,681 shares of common stock to satisfy the principal balances of the notes payable.

From April 2014 to June 2014, Growblox converted a total of $1,015,459 of notes payable from certain Note Holders into common stock of Growblox. Growblox issued 3,905,612 shares of common stock to satisfy the principal balances of the notes payable.

Employment Agreements

On June 19, 2014 Craig Ellins entered into an amended employment agreement having a three year term. Mr. Ellins received a salary of $140,000 per annum, year one, $180,000 per annum year two and $240,000 per annum year three. Additionally he received 3,000,000 shares of the common stock of Growblox which vest over three years in equal 1,000,000 amounts. Effective as of June 19, 2015, Growblox and Mr. Ellins amended and restated the employment agreement with the same compensation terms and cancelling the 3,000,000 share stock grant. In consideration for such forfeiture, Mr. Ellins received a three year warrant to purchase 5,000,000 shares of Growblox common stock at an exercise price of $0.45 per share, the closing price of Growblox common stock on the date of the restated employment agreement. The warrant contains customary anti-dilution provisions and cashless exercise provisions. The warrant and underlying shares of common stock issuable upon exercise of the warrant are restricted securities as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

On June 19, 2014, Dr. Andrea Small-Howard, Chief Science Officer, entered into a three year employment agreement with Growblox. Dr. Small-Howard received a salary at the annual rate of $85,000 and 450,000 shares of restricted common stock that vests over the three year term of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Dr. Howard also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest over five years.

Cathryn Kennedy, Chief Financial Officer, entered into an Employment Agreement with Growblox for a three-year term beginning November 15, 2014. Ms. Kennedy receives a salary of $160,000 per annum phased in during year one, $170,000 per annum year two and $180,000 per annum in year three. Ms. Kennedy was compensated with 500,000 shares of restricted common stock, payable over three years of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Ms. Kennedy also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest over five years.

Dr. Steven Weldon, former Chief Financial Officer, entered into an Employment Agreement with Growblox for a three year term. Mr. Weldon would have been compensated with 1,500,000 shares of restricted common stock, payable upon the completion of three years of employment. Mr. Weldon resigned on November 19, 2014, and the shares were canceled and no expense was recognized.

Equity Compensation Plan Information

The 2007 Amended Stock Option Plan was adopted by the Board of Directors on February 6, 2008. The Company revised the plan and the Board of Directors approved the 2014 Equity Compensation Plan. Under this plan, a maximum of 8,000,000 shares of common stock, par value $0.0001, were authorized for issue. The vesting and terms of all of the options are determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

Growblox issued 2,010,000 shares under the plan during the year ended March 31, 2015 to employees and members of the Advisory Boards.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL INFORMATION

	2015	2014

General and administrative expenses	$7,973,850	$187,760
Net income/(loss) before non-controlling interest	(7,973,715)	(655,954)
Non-controlling interest	(250,960)	-
Net income/(loss)	$(7,722,755)	$(655,954)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

The following discussion of the plan of operation, financial condition and results of operations should be read in conjunction with the Company’s financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

Overview

On March 18, 2014, Growblox purchased assets, including the Growblox™ cultivation technology from our current CEO, Mr. Craig Ellins and his affiliated companies which resulted in a change in its corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc. We plan to utilize this technology to plan to research the medical treatment potential of cannabis and develop treatments from those findings and to commercially cultivate and produce medical grade cannabis for sale in the United States and territories in which it is legal and.

Growblox Sciences, Inc. was incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, a majority of stockholders approved changing its then name “Signature Exploration and Production Corp.” as the business model had changed.

Plan of Operation

The Company’s goal is to be an industry leader in cultivation technology and research and development of medical cannabis drugs and treatments. To achieve this goal, the Company will use a vertically-integrated approach. Strategically to continue to improve cultivation to enable the provision of consistent medical-grade yield cannabis, to strive to innovate biopharmaceutical and nutraceutical products using the harvested materials, and streamline marketing and distribution in coordination with business partnerships in markets in which the distribution and use of medical cannabis is legal.

Our 65% owned subsidiary GB Sciences Nevada, LLC (“GBS Nevada”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. GB Sciences LLC holds a provisional certificate from the Division of Public & Behavioral Health of the Nevada Department of Health and Human Services to operate an establishment to cultivate medical cannabis at its Las Vegas location. The certificate is considered provisional until the establishment is in compliance with applicable local government requirements and has received a state business operating license. Granted in November 2014, the provisional certificate is subject to revocation if a medical marijuana establishment is not fully operational within 18 months from receipt.

GBS Nevada has applied for a permit or certificate to dispense medical cannabis at two locations in Clark County, Nevada, including one location within the City of Las Vegas, and a certificate to deliver medical grade cannabis throughout the State of Nevada. GBS Nevada is waiting for approval of such dispensary and delivery certificates by the State of Nevada. There can be no assurance that such certificates or permits will be issued, or if issued, that Growblox or GBS Nevada will derive any significant revenues or profits from the cultivation, dispensing and delivery of medical cannabis within such County or City.

In March 2015, Growblox and GBS Nevada entered into a binding memorandum with the local minority members of GBS Nevada who now own 35% of its equity. Under the terms of such agreement, Growblox’s equity in GBS Nevada increased from 55% to 65%, GBS Nevada will retain its existing certification to cultivate and grow cannabis and, if and when issued by Clark County and/or Las Vegas, Nevada, the delivery certification. If and when issued, the dispensary certification will be assigned to an entity to be wholly-owned by the 35% minority owners of GBS Nevada. In consideration for such assignment, the entity operating the dispensaries will agree to purchase a minimum of 20% of its inventory of cannabis from GBS Nevada and pay to Growblox 10% of all profits derived from its dispensary business. In addition, GBS Nevada shall retain the delivery certificate and the exclusive right to provide all delivery services on behalf of the dispensaries that are permitted by applicable state and local Nevada law.

We are finalizing the production and testing of the Growblox™ Suites system, primarily at our Growblox Sciences, Puerto Rico, LLC, (GBSPR) which we opened in San Juan in April 2015. We shipped our first Growblox Suites from third party contractor production facilities located in China during November 2014. After testing and revisions are made, GBSPR intends to produce an initial round of demonstration production Suites in the second quarter of fiscal 2016.

Our Science division will seek to pioneer technologies and industry leading processes, in combination with “big data” driven clinical research and development programs to bring pain relief and potential cures to patients suffering from a variety of neurological and other diseases. Our Science division is currently working on licensing its initial biopharmaceutical cannabinoid product prototypes to begin clinical trials. In addition, we are currently seeking co-development partners to assist us with growing a phytocannabinoid-based biopharmaceutical product pipeline.

On May 12, 2015, Growblox entered into a note purchase agreement, to be effective as of June 9, 2015, with Pacific Leaf Ventures, LP ( “Pacific Leaf”), pursuant to which Pacific Leaf agreed to make an installment loan to our Company of up to $1,750,000 (the “Loan”). The purpose of the financing will be to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GBS Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements.

Under the note purchase agreement, Pacific Leaf made a $100,000 advance on June 9, 2015 and shall make additional advances to GBS Nevada in installments, as follows: (a) $600,000 by July 9, 2015; (b) $700,000 by August 9, 2015; and (c) $350,000 by September 9, 2015. The installment advances are designed to dovetail with construction and implementation needs for the cultivation facility for GBS Nevada.

Results of Operations

Comparison of the fiscal year ended March 31, 2015 and March 31, 2014.

FINANCIAL INFORMATION

	2015	2014

General expenses	$2,995,039	$156,021
Payroll and related	4,467,536	30,824
Utilities and facilities	441,250	0
-Depreciation and amortization	70,025	915
	(7,973,850)	(187,760)
Other income/(expense)	136	(468,195)
Net income/(loss) before non-controlling interest	(7,973,715)	(655,955)
Non-controlling interest	(250,960)	-

Net income/(loss)	$(7,722,755)	$(655,955)

General and Administrative. Increase in general expenses in 2015 over 2014, primarily included $1,000,584 increase for raising capital, $278,518 increase in travel, $717,028 and 415,037 for legal and professional fees related to starting up operations in Nevada and Puerto Rico, respectively.

Payroll and Related. Payroll increased by $4,405,888 due to a $616,899 increase in wages due to an increase in staff, stock option expense of 3,768,120, and an increase in employee benefits of $51,733 Additionally employee insurance was added in fiscal year 2015. During 2015 previous consulting positions were moved into full time employees as positions and business developed.

Other Income/(Expense). Other expenses increased by $468,059 for the year ended March 31, 2015 over the year ended March 31, 2014 primarily due to the change in the fair value of convertible notes and warrants by 57,000 and a loss on loan modifications of $559,000 in the prior year.

Liquidity and Capital Resources

We had cash balances totaling approximately $0 and $339,000 as of March 31, 2015 and 2014. Historically principal source of funds has been cash generated from financing activities. Subsequent to March 31, 2015 we raised approximately $1,603,000 from a combination of private placements and exercise of Class B warrants during the temporary reduction of the exercise price from $2.00 to t $0.20. Also on June 9, 2015 we signed a note agreement for $1,750.000 to fund the construction of the grow operations for GBS Nevada LLC.

Cash flow from operations. Cash flows used in operations were $3,545,583 and 521,127 for the year ended March 31, 2015 and 2014, respectively. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Cash flows from investing activities. Cash used for investing activities for purchasing equipment were $937,660 and $49,573 for the years ended March 31, 2015 and 2014.

Cash flows from financing activities. Net cash provided by financing activities was generated from promissory notes, sales of common stock and exercise of warrants that totaled $3,869,001 and $6,466,828 for the year ended March 31, 2015 and $715,750 for the year ended March 31, 2014.

Variables and Trends

We have no operating history with respect to the current business plan. In the event we are able to obtain the necessary financing to move forward with the business plan, we expect expenses to increase significantly as we grow this business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light these circumstances.

General and Administrative. General and administrative expenses increased in 2014 due to an increase in professional and consulting fees for obtaining licenses in Nevada.

Variables and Trends

We have no operating history with respect to the current business plan.. In the event we are able to obtain the necessary financing to move forward with the business plan, we expect business expenses to increase significantly as we go operational. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light these circumstances.

Critical Accounting Policies

General

The preparation of financial statements requires management to utilize estimates and make judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates are evaluated by management on an ongoing basis, and the results of these evaluations form a basis for making decisions about the carrying value of assets and liabilities that are not readily apparent from other sources. Although actual results may differ from these estimates under different assumptions or conditions, management believes that the estimates used in the preparation of the financial statements are reasonable. Policies involving the most significant judgments and estimates are summarized below.

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

Equity-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact the financial statements for each respective reporting period.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: three to eight years for machinery and equipment, leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

Intangibles

Intangible assets with definite lives are amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. The annual testing date is March 31. We test intangibles for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for intangibles is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of intangible impairment. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the customer list. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Stock-Based Compensation

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2014
Starting Balance	-	$-	-	-
Issued in Period	6,014,000.00	$-	2.74	0.01
Exercised in Period	1,594,400.00	$-	2.92	0.00
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
2015
Starting Balance	4,419,600.00	$-	2.67	0.01
Issued in Period	1,000,000.00	$0.20	-	-
Exercised in Period	1,000,000.00	$0.20	-	-
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
Ending Balance	4,419,600.00	$-	2.67	0.01

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price

0 to 5	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-
5.01 to 10	-	-	$-	-	-	$-
10.01 to 15	-	-	$-	-	-	$-
15.01 to 20	-	-	$-	-	-	$-
20.01 to 25	-	-	$-	-	-	$-
0 to 25	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-

NOTES:

1)  Exercisable information:

At March 31, 2015 and 2016, there were 4 and 1,632,400 exercisable awards with a weighted average exercise price of $0.00 and $0.00, respectively.

2)  Intrinsic Value Information:

The aggregate intrinsic value of outstanding as of March 31, 2016 was $1,723,644.00 and far vested as of March 31, 2016 was $694,000.00.

The intrinsic value of awards exercised during the years ended March 31, 2015 and 2016 was $1,711,628.00 and $0.00, respectively.

3)  Unrecognised Compensation Cost:

The total remaining unrecognized compensation cost is $2,147,805.50 and $654,968.43 as of March 31, 2015 and 2016. The weighted average period over which this cost is expected to be recognized is 2.78 and 2.15 years.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

N/A

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are set forth on pages F-1 through F-6 and are incorporated herein by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in or disagreements with the accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Financial Officer concluded as of March 31, 2015 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of the control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  internal control over financial reporting also includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of management; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2015. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. The matters involving internal controls over financial reporting that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Management believes that the material weaknesses set forth above did not have an adverse effect on the financial results.

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have initiated, or plan to initiate, the following series of measures:

We have implemented and established control procedures for purchasing and cash disbursements

We have hired a secondary person to handle cash receipts and disbursements

We are currently looking for a third member of the accounting team to assist with controls and procedures

We have implemented a fixed asset accounting system

We have implemented an equity compensation tracking software.

We have upgraded our entire accounting software system

Although we have not remedied these issues in the past fiscal year, we anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2016.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2016

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of Growblox, their ages as of June 20, 2015, and the positions currently held by each are as follows:

Name	Age	Position
Craig Ellins	62	Chief Executive Officer and Chairman of the Board
Cathryn Kennedy	57	Chief Financial Officer
Dr. Andrea Small-Howard	46	Chief Science Officer and Director

Craig Ellins, Chairman and Chief Executive Officer

Mr. Ellins was appointed as our Chief Executive Officer and as chairman of our board of directors on March 13, 2014, and has served continuously in both positions since that time. Mr. Ellins has spent over 30 years discovering emerging trends and developing start-ups for various industries. He has served as Chief Executive Officer and on the Board of Directors of numerous organizations, both in the private and public sectors and has worked with a multitude of Fortune 500 organizations. Mr. Ellins has a proven and successful background in international and domestic product and business development, technological innovation, trade secrets, strategic planning, critical infrastructure and sustainable growth. Mr. Ellins continuously sets new standards for innovation and most recently set his sights on the cannabis industry. His work in medical marijuana has produced significant advancements in indoor growing technology, all of which have pending patents. Mr. Ellins has worked diligently over the years to produce state-of-the-art technology that has a substantial impact on cultivation and ingenuity. Finding treatments to serious medical conditions has become the benchmark to Mr. Ellins technological innovation, out of which has come the Growblox™. Mr. Ellins’ rich history of new technology and financial expertise has created a framework for change in technological enterprises, especially in cultivation.

From 2013 to 2014, Mr. Ellins served as the Chairman and CEO of Cognitiv, Inc. Cognitiv, Inc., together with its subsidiaries, engages in the creation, development, and maintenance of Websites and mobile applications. It also provides Website search engine optimization services; email marketing services; pay per click consultation services; social media consultation, creation, and marketing services; domaining services; and mobile marketing services. The company was formerly known as University Health Industries, Inc. and changed its name to Cognitiv, Inc. in March 2012. Cognitiv, Inc. is based in Heathrow, Florida. As Chairman and CEO, Mr. Ellins was responsible for all aspects of the company.

From 2009 to 2013, Mr. Ellins served as CEO and Chairman of Phototron Holdings, Inc., now known as GrowLife, Inc. GrowLife, Inc. manufactures and supplies branded equipment and expendables for urban gardening in the United States. The company offers equipment and expendables, such as nutrients and soils for the growing of medical marijuana. As Chairman and CEO, Mr. Ellins was responsible for all aspects of the company.

Cathryn J. Kennedy, Chief Financial Officer

Effective December 9, 2014, Cathryn J. Kennedy was appointed as our Chief Financial Officer. From 2013 to the present Ms. Kennedy served as controller and secretary to the board of directors of American Optical Services. American Optical Services owns and operates ophthalmology and optometry practices across the U.S. As controller, she managed profit and loss and cash flow, implemented audit policies and managed financial reporting and tax return preparation with a national firm. She managed personnel in the accounting and treasury departments.

From 2008 through 2013, Ms. Kennedy worked for eCommLink, Inc. eCommLink, Inc. is a prepaid card processor which supports a full array of global and domestic payments and transactions, which was sold via asset sale to a top prepaid processor in the United States. From 2011 to 2013 she served as CFO, from 2010 to 2011 she served as Vice President of Finance and as Controller from 2008 to 2010.

From 2005 to 2008, Ms. Kennedy served as director of SEC reporting for Pinnacle Entertainment Inc., an entertainment company with fifteen hotel and gaming operations located in the U.S. with over ten thousand employees. Prior to 2005, she served as Controller for American Wagering Inc. overseeing all corporate reporting, consolidations, financial preparations, preparation of SEC reports and preparation of NGC tax filings, and oversaw gaming audits and compliance.

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Board of Directors

Dr. Small-Howard was appointed as our Chief Science Officer and as a member of our board of directors on June 10, 2014 and has served continuously in both positions since that time. As the Chief Science Officer, her goal is to create and maintain a novel cannabinoid therapy pipeline based on the Company's proprietary technology suite, direct research & development efforts, facilitate clinical research partnerships, guide product commercialization strategies, develop corporate cannabis education programming, and create corporate messaging around our novel drug discovery process.

From January, 2012 to present, she has served as a Director on the Board of Directors at The Center for Healthcare Innovation, "CHI". CHI is a non-profit, non-partisan, and independent organization committed to serving as a catalyst for stimulating ideas, people, companies, and institutions to collaborate and achieve excellence in healthcare innovation, particularly in the biotechnology, medical device, nanotechnology, and pharmaceutical sectors. Her board level responsibilities at CHI have included shaping and supporting the evolving mission of this dynamic group. She has also been on the planning committee for their annual "Emerging Markets in the Life Sciences" seminar series, which is now in its 5th consecutive year.

From July 2011 to June 2014, Dr. Small-Howard was the Founder and President of International Biotechnology Solutions, a management consulting firm that created customized, cost-effective commercialization solutions for viable yet abandoned biopharmaceutical products. International Biotechnology Solutions provided management consulting with a focus on assisting US biotech companies with products that could be commercialized within the Asia-Pacific region. Dr. Small-Howard she successfully completed projects within the areas of business development, corporate alliance building, product commercialization, due diligence reporting on medical marijuana companies, corporate restructuring, and management of successful fund raising campaigns.

From June 2011 to March 2013, she served as a Director on the Board of Directors (President for part of that time), for the Ceremax Investment Corporation. The Ceremax Investment Group was established by members of the USC EMBA Class XXV to pool its financial and intellectual resources to identify investment opportunities. During her tenure at Ceremax, Dr. Small Howard reviewed and approved capital and resource investments in promising start-up or scale-up phase private companies.

From November, 2008 to July, 2011, she served as the Vice President of Scientific Oversight for the Radient Pharmaceutical Corporation, a vertically-integrated biopharmaceutical research, development and manufacturing corporation with operations in both the US and China. Dr. Small-Howard provided oversight for global product development in multiple international business divisions. She authored and/or attained 12 patents & 3 trademarks on proprietary cancer tests, cancer (gene) therapies, cosmeceuticals, and animal models. She achieved numerous regulatory approvals for cancer tests, cancer therapies, pharmaceuticals, and cosmeceutical products with the United States FDA, Health Canada and other foreign ministries of health. She initiated and/or nurtured five international, collaborative, cancer research trial programs with universities and that yielded 7 publications supporting cancer products, and supervised the Quality Management Systems for an ISO 13485/cGMP compliant medical device manufacturing facility in the US; as well as the regulated manufacturing facilities in China. She also led and participated in internal and US FDA, CDPH, CE Mark/ISO 13485, and CMDR audits of Radient’s Quality Management System.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

The Company does not have stock registered under Section 12(b) or Section 12(g) of the Exchange Act. Effective June 25, 2015 beneficial owners and officers need to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We adopted the Growblox Sciences, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to Chief Executive Officer, Chief Financial Officer, Chief Science Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Growblox Sciences, Inc. 6450 Cameron St. Suite 110, Las Vegas, NV 89118. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to the Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Financial Officer and Chief Science Officer for all services rendered to us in all capacities during each of the years ended March 31, 2015, 2014 and 2013.

Summary Compensation Table [

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Craig Ellins, CEO and	2015	$168,617	$-	$1,470,000	$-	$-	$-	$1,490,629
Chairman of the Board	2014	$6,125	$-	$-	$-	$-	$-	$120,975
	2013	$-	$-	$-	$-	$-	$-	$-

Cathryn Kennedy,	2015	$32,774	$-	$28,000	$16,985	$-	$-	$65,009
CFO	2014	$-	$-	$-	$-	$-	$-	$12,750
	2013	$-	-	$-	$-	$-	$-	$-

Dr. Andrea Small-Howard	2015	$62,700	$-	$73,500	$16,985	$-	$-	$104,358
Chief Science Officer	2014	$0	$-	$-	$-	$-	$-	$45,833
	2013	$-	$-	$-	$-	$-	$-	$-

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. Directors are not currently compensated, although each is entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Currently the board of directors has an audit committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 24, 2015, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;
•	each of named executive officers and directors; and
•	directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 45,321,964 shares of common stock outstanding as of June 26, 2015. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned

Craig Ellins	7,920,000	(2)	17.5%

Cesar Cordero-Kruger	2,820,000	(3)	6.2%

Lazarus Investment Partners, LLLP(4)	4,000,000		8.8%

Dr. Andrea Small-Howard	250,000	(5)	0.6%

Cathryn Kennedy	200,000	(6)	0.6%

All directors and officers as a group (3) persons	8,370,000		18.5%

_______________________

(1)	Unless otherwise noted, the address of each person listed is c/o Growblox Sciences, Inc. 6450 Cameron St., Suite 110, Las Vegas, NV 89118.

(2)	Includes (a) 2,920,000 shares of common stock currently owned of record by Mr. Ellins, and (b) 5,000,000 additional shares of common stock issuable upon exercise of warrant at an exercise price of $0.45 per share. Does not include an additional 4,000,000 shares of common stock issuable to Mr. Ellins if the Company files patent applications on either its GrowBLOX Suites or drug delivery technologies.

(3)	Does not include a minimum of 16.2% and a maximum of 20.6% of the equity of GBSPR, our Puerto Rico subsidiary with operates the Solutions division

(4)	Address is c/o Lazarus Management Company LLC, 3200 Cherry Creek South Drive, Suite 670, Denver, CO 80209.

(5)	Includes 150,000 of the 450,000 shares issued to Dr. Small-Howard under her employment agreement and 100,000 stock options granted to Dr. Small Howard at an exercise price of $0.17 per share. Does not include an additional 300,000 shares that vest in June 2016 and June 2017 in equal installments under her employment agreement, and 400,000 additional shares issuable upon exercise of stock options that vest in 100,000 increments over four years under the Growblox equity compensation plan.

(6)	Includes 100,000 of the 500,000 shares issued to Ms. Kennedy under her employment agreement and 100,000 stock options granted to Ms. Kennedy at an exercise price of $0.17 per share. Does not include an additional 400,000 shares that vest in June 2016 and June 2017 in equal installments under her employment agreement, and 400,000 additional shares issuable upon exercise of stock options that vest in 100,000 increments over the next four years under the Growblox equity compensation plan.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

"We do not have any independent directors serving on the Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15). The text of this rule is attached to this Annual Report as Exhibit 99.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Audit Fees(1)	$44,035	$22,370	$29,000
Audit-Related Fees(2)	-0-	-0-	-0-
Tax Fees(3)	-0-	-0-	-0-

Subtotal	$44,035	$22,370	$29,000
All other Fees(4)	-0-	-0-	-0-

Total	$44,035	$22,370	$29,000

(1)	Audit Fees –Audit fees billed to the Company in FY 2015 by auditor, LJ Sullivan Certified Public Accountant, LLC were for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Audit-Related Fees – There were no other fees billed by LJ Sullivan Certified Public Accountant, LLC and during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3)	Tax Fees – There were no tax fees billed during the last past fiscal year for professional services.

(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (8)
3.3	Bylaws (1)
10.1	2005 Restricted Stock Plan (2)
10.2	2007 Restricted Stock Plan (3)
10.3	Amended Employment Agreement (Craig Ellins) (5)
10.4	Amended Employment Agreement (Steven Weldon) (6)
10.5	Amended Employment Agreement (Andrea Small-Howard) (6)
10.6	Employment Agreement (Cathryn Kennedy) (7)
10.7	Operating Agreement of GB Sciences Nevada LLC (8)
10.8	Asset Assignment, Acquisition and Professional Association Agreement with Craig Ellins (9)
10.9	2014 Equity Incentive Plan (10)
10.10	A Warrant Certificate (11)
10.11	B Warrant Certificate (11)
10.12	Commercialization Agreement with Growblox Sciences Puerto Rico LLC (12)
10.13	Operating Agreement of Growblox Sciences LLC (12)
10.14	Note Purchase Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (13)
10.15	$1,750,000 6% senior secured convertible note issued to Pacific Leaf Ventures LP (13)
10.16	Security Agreement between GB Sciences Nevada LLC and Pacific Leaf Ventures LP (13)
10.17	Royalty Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (13)
10.18	Warrant to purchase 5,000,000 shares of common stock issued to Craig Ellins (5)
14.1	Code of Ethics (4)
21.1	Subsidiaries (6)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Independent Director Rule
101	XBRL Instant Documents

(1)	Previously filed as an exhibit to Form SB-2 on February 12, 2002
(2)	Previously filed as part of Schedule 14A on August 5, 2005
(3)	Previously filed as an exhibit to Form S-8 on February 8, 2008
(4)	Previously filed as an exhibit to Form 10-KSB on June 22, 2004
(5)	Filed herewith.
(6)	Previously filed as an exhibit to Form 10-K on June 17, 2014
(7)	Intentionally left blank
(8)	Previously filed as an exhibit to Form S-1/A on October 6, 2014.
(9)	Previously filed as an exhibit to Form 8-K/A on March 19, 2014.
(10)	Previously filed as an exhibit to Form S-1/A on December 23, 2014
(11)	Previously filed as an exhibit to Form S-1/A on January 14, 2015

(12)	Previously filed as an exhibit to Form 8-K on May 5, 2015.

(13)	Previously filed as an exhibit to Form 8-K on June 15, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWBLOX SCIENCES, INC.

Dated: June 29, 2015

		By:	/S/ Craig Ellins
		Name:	Craig Ellins
		Title:	Chief Executive Officer, President and Chairman

By:	/S/ Craig Ellins
Name:	Craig Ellins
Title:	Chief Executive Officer and Director

By:	/S/ Cathryn Kennedy
Name:	Cathryn Kennedy
Title:	Chief Financial Officer

LJ SULLIVAN CERTIFIED PUBLIC ACCOUNTANT, LLC

701 Brickell Avenue, Suite 1550

Miami, Florida 33131

REPORT OF IINDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Growblox Sciences, Inc.

I have audited the accompanying balance sheets of Growblox Sciences, Inc. as of March 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Growblox Sciences, Inc.’s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Growblox Sciences, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

L J Sullivan Certified Public Accountant, LLC

Miami, Florida

June 29, 2015

GROWBLOX SCIENCES, INC.

Condensed Balance Sheets

	March 31, 2015	March 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$-	$339,327
Accounts Receivable	50,000	-
Subscription Receivable	-	150,000
Prepaid Expenses	190,374	-
Total Current Assets	240,374	489,327

Property and Equipment, Net	913,642	44,922
Intangible Assets , Net	3,555	3,735

Other Assets
Deposits	293,920	-
Total Other Assets	293,920	-

Total Assets	$1,451,491	$537,984
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$677,230	$19,762
Subscription Payable	-	10,000
Accrued Interest	230	252,304
Accrued Liabilities	72,776	1,846
Advance from Investor	150,000	-
Notes Payable	30,000	5,000
Convertible Notes from Shareholders	-	328,693
Convertible Notes from Shareholders, at Fair Value	-	933,748
Deferred Revenue	54,409	-
Total Current Liabilities	984,645	1,551,353

Other Long-Term Liabilities
Deferred Revenue	220,506	-
Total Other Long-Term Liabilities	220,506	-

Commitment and Contingency

Stockholders' Equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized 35,972,929 and 7,268,948 shares issued and outstanding at March 31, 2015 and 2014	3,597	728
Additional Paid In Capital	14,502,228	5,198,659
Accumulated Deficit	(14,008,525)	(6,212,756)

Total Stockholders' Equity	497,300	(1,013,369)
Non-controlling Interest	(250,960)	-

Total Equity	246,340	(1,013,369)

Total Liabilities and Stockholders ' Equity	$1,451,491	$537,984

The accompanying notes are an integral part of the financial statements

GROWBLOX SCIENCES, INC.

Statements of Operations

	For the years ended March 31,
	2015	2014

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	7,973,850	187,760
Loss on oil and gas properties	-	-

Loss from continuing operations	7,973,850	(187,760)

Other income/(expense)
Change in fair value of convertible notes	-	65,235
Change in fair value of warrants	-	78,385
Loss on extinguishment of debt	-	(559,048)
Interest expense	(230)	(52,766)
Other	365	-

Total other income/(expenses)	135	(468,194)

Net income/(loss) before non-controlling interest	(7,973,715)	(655,954)

Less: Net loss in non-controlling interest	(250,960)	-

Net income/(loss)	$(7,722,755)	$(655,954)

Weighted average common shares outstanding – basic and diluted	29,520,288	940,723

Net loss per share - basic and diluted	$(0.26)	$(0.70)

The accompanying notes are an integral part of the financial statement.

GROWBLOX SCIENCES, INC.

Statements of Stockholders’ Equity (Deficiency)

For the years ended March 31, 2015 and 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2013	850,110	85	4,367,028	(5,556,800)	(1,189,689)

Fractional share from stock split	157	-	-	-	-
Asset acquisition	4,500,000	450	33,016	-	33,466
Sale of stock subscription	1,480,000	148	739,852	-	740,000
Issuance of stock for debt conversion	438,681	44	114,013	-	114,057
Stock issuance costs	-	-	(55,250)	-	(55,250)
Net loss	-	-	-	(655,955)	(655,955)

Balance, March 31, 2014	7,268,948	727	5,198,659	(6,212,755)	(1,013,371)

Sale of stock subscription	18,784,044	1,878	4,460,009	-	4,461,887
Issuance of stock for debt conversion	5,957,747	596	1,262,441	-	1,263,037
Exercise of warrants for stock	1,032,190	103	206,335	-	206,438
Investment in subsidiary	-	-	127,500	-	127,500
Stock issuance costs	-	-	(594,750)	-	(594,750)
Induced dividend from warrant exercises	-	-	73,015	(73,015)	-
Stock compensation	2,930,000	293	3,768,120	-	3,768,413
Net loss	-	-	-	(7,973,715)	(7,872,961)
Loss attributable in non-controlling interest	-	-	-	250,960	(250,960)

Balance, March 31, 2015	35,972,929	$3,597	$14,502,230	$(14,008,525)	$497,300

The accompanying notes are an integral part of the financial statements.

GROWBLOX SCIENCES, INC.

Statements of Cash Flows

	2015	2014
Cash flow from operating activities:
Net income/(loss)	$(7,973,715)	$(655,954)
Non-controlling interest	250,960
Adjustments to reconcile net income/(loss) to to
Depreciation and amortization expense	70,025	138
Stock compensation	3,768,120	-
Loss on extinguishment of debt	-	559,048
Change in fair value of convertible notes	-	(65,235)
Change in fair value of warrants	-	(78,385)
Non-cash interest	-	8,863
Loss on oil and gas assets	-	-
Increase in deposits	(293,920)	-
Changes in operating assets and liabilities:
Prepaid expenses	(190,374)	-
Accounts receivable	(50,000)	-
Stock subscription receivable	150,000	(150,000)
Accounts payable	657,468	7,875
Accrued expenses	76,758	-
Stock subscription payable	(10,000)	10,000
Net cash used in operating activities	(3,545,583)	(363,650)
Cash flows from investing activities:
Deferred Revenue	274,915	-
Purchase of property and equipment	(937,660)	(15,200)
Net cash used in investing activities	(662,745)	(15,200)
Cash flows from financing activities:
Advances from related parties	150,000	-
Proceeds from issuance of notes payable	30,000	-
Reduction of notes from shareholder	(5,000)	-
Deferred revenue from licensing	(252,074)	-
Net proceeds from sale of stock	3,865,259	684,750
Proceeds from issuance of debt to stockholders	-	31,000
Net cash provided by financing activities	3,89,001	715,750
Common stock	1981
Exercise of warrants	206,335
Investment in subsidiary	(127,500)
Net (decrease) increase in cash	(339,327)	336,900
Cash, beginning of year	339,327	2,427
Cash, end of year	$-	$339,327

Supplemental disclosures of cash flow information:
Cash paid during the year for intest	$-	$-
Non-cash investing and financing activities:
Stock issued to settle convertible debt	$1,262,441	$114,057
Stock issued for intangible assets	$-	$33,467
Market price over warrant exercise and transfer price	$73,015	$-

The accompanying notes are an integral part of the financial statements.

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America. Our consolidated financial statements include all operating divisions and majority owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Undivided interests in jointly-owned generation facilities are included on a proportionate basis. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

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

On July 25, 2014 the Company filed an S-1 general form for registration of securities under the Securities Act of 1933, which became effective February 12, 2015.

NOTE 2 – BASIS OF PRESENTATION

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $14,008,525 at March 31, 2015. In addition, the Company has consumed cash in its operating activities of approximately $4,292,161, $363,650 and 37,447 for the years ended March 31, 2015, 2014 and 2013, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing. There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. .Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company cannot continue as a going concern.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recorded net of discount, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer which occurs at shipment (F.O.B. terms). Upon shipment, the Company has no further performance obligations and collection is reasonable assured as the majority of sales are paid for prior to shipping.

Research and Development Costs. Research and development costs are expensed as incurred.

Equity-Based Compensation. The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 29,520,288 and 8,757,106 potentially dilutive common shares at March 31, 2015 and 2014, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

Reclassifications. Certain reclassifications have been made to the prior year amounts in order to conform to the current year presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows of the entity.

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

The tables below detail the Company’s assets and liabilities measured at fair value. There were no convertible notes at March 31, 2015.

Fair Value Measurements March 31, 2014
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$-	$-
Derivative liability	$-	$-	$-	$-

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended March 31, 2015, 2014 and 2013:

	Convertible Notes	Derivative Liability	Total

Balance, March, 2013	$227,521	$260,311	$487,832

Realized and unrealized gains (losses);	65,235	78,385	143,720
Included in other income (expense)	756,719	(197,671)	559,048

Purchases, issuances, and settlements	14,843	15,745	30,588
Balance, March 31, 2014	$933,748	$-	$933,748

Realized and unrealized gains (losses);	(933,848)	-	(933,848)
Included in other income (expense)	-	-	-
Purchases, issuances, and settlements	-	-	-
Balance, March 31, 2015	$-	$-	$-

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

In March 2014, the note holders’ agreed to modify the terms of the notes and warrants. The notes are now convertible at a fixed price of $0.26. The notes will no longer be carried at fair market value using Level 3 inputs now that the conversion price is a fixed amount. The warrants have been cancelled and no longer have any value. A loss of $559,048 for the extinguishment of debt has been recorded as of March 31, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

	March 31,
	2015	2014

Computer and software	$136,302	$-
Machinery and equipment	620,479	45,837
Leaseholds	226,697	-
Construction in progress		-

	$983,478	$45,837
Less accumulated depreciation and amortization	(69,836)	(915)

	$913,642	$44,922

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the asset or, in the case of leasehold improvements amortized over the lessor of the useful life of the asset or the underlying lease term. Property and equipment is comprised of the following:

NOTE 6 – DEFERRED REVENUE

On December 16, 2014, the Company entered into an agreement to license certain proprietary equipment to an entity that intends to market the service of isolating particular cannabis strains for the purpose of developing tissue from those strains so as to create a consistent, brandable product of the customer’s choosing from any such strain. The licensing agreement called for an initial non-refundable one-time license fee. The Licensee is entitled to sell this service to third parties nationwide for a term of five years. After recouping the one-time licensing fee, the Licensee is required to pay to the Company a royalty fee of 6% of the gross proceeds generated. The initial term will automatically renew for a period of three additional years, if certain minimum annual net sales are achieved.

NOTE 7 – DEFERRED INCOME TAXES

At March 31, 2015 and 2014 respectively, the Company had net operating loss carryforwards for income tax purposes of approximately $3,395,126 and $4,413,000 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2024 through 2035. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2015	2014	2013
Tax benefit computed at U.S. statutory rates	$(2,669,517)	$(229,000)	$(205,000)
Increases (decreases) in taxes resulting from:
Non-deductible items	(3,058)	145,000	22,000
Change in valuation allowance	2,672,575	91,000	198,000
State taxes	-	(7,000)	(15,000)
Total	$-	$-	$-

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$3,080,750	$1,674,000
Depreciation expense	(125,507)	-
Stock based compensation	1,391,032	-
Total deferred tax assets	4,346,575	1,674,000
Less valuation allowance	(4,346,575)	(1,674,000)
Net deferred tax asset	$-	$-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction, and other required state jurisdictions. The Company's periodic tax returns filed in 2014 and, thereafter, are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions. During the year ended March 31, 2015 and 2014, the decrease in the deferred tax asset valuation allowance amounted to approximately 320,500 and $91,000, respectively.

NOTE 8 – CONVERTIBLE NOTES AND WARRANTS

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

	Convertible	Accrued
	Notes	Interest

Balance, March 31, 2013	$442,750	$208,088
Increase in convertible notes	933,748	-
Conversion to common stock	(114,057)	-
Accrued interest	-	44,216
Balance, March 31, 2014	$1,262,441	$252,304

Conversion to common stock	(1,262,441)	-
Accrued interest	-	-
Balance, March 31, 2015	$-	$-

Convertible notes from shareholders accrued interest at a rate of 10 percent per annum. The note holders had the sole option of converting the principal and interest represented by these notes into common stock at a strike price equal to a $0.01. The note holders were only be allowed to convert shares or portion thereof to the extent that, at the time of the conversion, the conversion will not result in the note holders beneficially owning more than 9.9% of the issued and outstanding common shares of the Company.

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

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at April 1, 2013	$12,364,766	$0.15-$0.10
Warrants issued	2,960,000	$1.00-$2.00
Warrants exercised	-	-
Warrants expired/cancelled	(12,364,766)	-
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00
Warrants issued	19,915,446	$0.55-$2.00
Warrants exercised	(1,032,190)	$0.20-$0.21
Warrants expired/cancelled	-
Outstanding at March 31, 2015	$21,843,256

NOTE 9– CAPITAL TRANSACTIONS

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

As of September 30, 2014, the Company sold units through a private placement at $0.50 per unit.  Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. As a result of this offering, The Company issued an aggregate of 9,937,720 shares of common stock, 10,937,720 A warrants and 10,937,720 B warrants, inclusive of warrants issued to the placement agent and its affiliates.

On September 26, 2014 the Company filed a S-1 Securities Registration Statement. Pursuant to Growblox’s registration statement on Form S-1 which became effective February 11, 2015, the common stock included in the units and the shares of common stock issuable under both the A warrants and B warrants were registered for resale.

During the fiscal year ended March 31, 2015, Growblox issued 5,450,000 shares of common stock pursuant to the employment contracts of four executive officers. Two of those officers received 150,000 shares in total, 1,500,000 shares were cancelled due to employment termination, and 3,000,000 shares issued to Craig Ellins in June 2014 were cancelled in June 2015 and exchanged for three year warrants exercisable at $0.45 per share. The remaining shares will be held by Growblox until such time as certain milestones are reached and vesting periods have run.

In order to encourage the exercise of its B warrants, on February 12, 2015, the board of directors of Growblox passed a resolution to temporarily reduce, until April 30, 2015, the exercise price of such B warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified of such temporary exercise price reduction. On April 30, 2015, Growblox’s board of directors extended to 5:00 PDT on May 15, 2015 the temporary voluntary reduction of the exercise price of the B Warrants to $0.20 per share and notified the holders of the B Warrants. As at May 15, 2015, B warrants to purchase 2,748,115 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $549,623 to Growblox.

On April 22, 2015, Cesar Cordero-Kruger, the Chief Executive Officer of Growblox Sciences Puerto Rico LLC, purchased from Growblox, for $592,200 or $0.21 per share, an aggregate of 2,820,000 shares of Growblox common stock. Growblox agreed to register such common stock for resale under the Securities Act pursuant to a registration rights agreement.

Between February, 2015 and May 15, 2015, certain holders of B Warrants sold back to Growblox for $0.01 each, B warrants to purchase an aggregate of 5,600,000 shares of common stock. During the same period, in addition to the 2,820,000 shares purchased by Mr. Cordero-Kruger, Growblox sold an additional 2,442,023 shares of common stock to 25 other investors for $0.21 per share, resulting in total additional proceeds to Growblox of $512,825.

In May and June 2015, ten persons were issued an aggregate of 1,818,750 shares of common stock in settlement and release of certain obligations owed by the Company to such person aggregating $528,750

In May 2015, Network 1 Financial Services and its affiliates exercised B warrants on a cashless basis and received a total of 1,000,000 shares of common stock.

All of the foregoing securities, including Growblox common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Asset Purchase

On March 13, 2014, the Company, entered into a definitive agreement with Mr. Craig Ellins for the acquisition of assets.  The assets include:

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

Under the terms of such agreement, Growblox agreed to issue a total of 12,500,000 restricted shares of Growblox’s common stock. At the time of the transfer of the assets, a total of 4,500,000 were issued, 4,000,000 shares were issued after Growblox raised an additional $1,000,000 in financing, and the remaining 4,000,000 shares will be issued to Mr. Ellins upon reaching the Company reaching certain milestones relating to the filing of patent applications in respect of its technology. Under the terms of the asset purchase agreement, Mr. Ellins had the right to assign certain of his shares to other persons who had assisted him and his predecessor company in the development of the assets sold to Growblox. On September 17, 2014 and October 9, 2014, Mr. Ellins assigned and transferred 4,980,000 and 600,000, respectively of his 8,500,000 vested shares to eighteen persons, all of whom released Growblox from any further obligations. None of these persons or their affiliates are officers, directors or affiliates of Growblox. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Below are the assets purchased:

Equipment	$29,721
Intangibles (patent, trademarks, URL’s)	3,745
Total	$33,466

The assets were valued at their historical cost.

Employment Agreements

During the fiscal year ended March 31, 2015, Growblox issued 5,450,000 shares of common stock pursuant to the employment contracts of four executive officers. Two of the officers received a total of 150,000 shares. The remaining shares will be held by Growblox until such time as certain milestones are reached and vesting periods have run. The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Act because there was no public offering in connection with the issuance of the shares.

On June 19, 2014 Craig Ellins entered into an amended employment agreement having a three year term. Mr. Ellins received a salary of $140,000 per annum, year one, $180,000 per annum year two and $240,000 per annum year three. Additionally he received 3,000,000 shares of the common stock of Growblox which vest over three years in equal 1,000,000 amounts. Effective as of June 19, 2015, Growblox and Mr. Ellins amended and restated the employment agreement with the same compensation terms and cancelling the 3,000,000 share stock grant. In consideration for such forfeiture, Mr. Ellins received a three year warrant to purchase 5,000,000 shares of Growblox common stock at an exercise price of $0.45 per share, the closing price of Growblox common stock on the date of the restated employment agreement. The warrant contains customary anti-dilution provisions and cashless exercise provisions. The warrant and underlying shares of common stock issuable upon exercise of the warrant are restricted securities as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

On June 19, 2014, Dr. Andrea Small-Howard, Chief Science Officer, entered into a three year employment agreement with Growblox. Dr. Small-Howard received a salary at the annual rate of $78,000 and 450,000 shares of restricted common stock that vest over the three year term of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Dr. Howard also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest according to the equity compensation plan.

Cathryn Kennedy, Chief Financial Officer, entered into an Employment Agreement with Growblox for a three-year term beginning November 15, 2014. Ms. Kennedy receives a salary of $160,000 per annum phased in during year one, $170,000 per annum year two and $180,000 per annum in year three. Ms. Kennedy was compensated with 500,000 shares of restricted common stock, payable over three years of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. Ms. Kennedy also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest according to the equity compensation plan.

Dr. Steven Weldon, former Chief Financial Officer, entered into an Employment Agreement with Growblox for a three year term. Mr. Weldon would have been compensated with 1,500,000 shares of restricted common stock, payable upon the completion of three years of employment. Mr. Weldon resigned on November 19, 2014, and the shares were canceled and no expense was recognized.

Note Conversions

During the year ended March 31, 2013, the Company converted a total of $114,057 of notes payable from certain Note Holders into common stock of the Company. The Company issued 438,681 shares of common stock to satisfy the principal balances of the notes payable.

From April 2014 to June 2014, the Company converted a total of $1,262,441 of notes payable from certain Note Holders into common stock of the Company. The Company issued 3,905,612 shares of common stock to satisfy the principal balances of the notes payable.

NOTE 10 – STOCK OPTION PLAN

On February 6, 2008, the Board of Directors adopted the Growblox Sciences, Inc. 2007 Amended Stock Option Plan (“2007 Plan”). Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants. The Company revised the plan and the Board of Directors adopted the new 2014 Equity Compensation Plan.

During the year ended March 31, 2015, 1,962,000 shares of common stock options were awarded to employees of the Company, and 40,000 to Advisory Board members. The options vest over a period of 36-60 months. The value of the stock was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2014
Starting Balance	-	$-	-	-
Issued in Period	6,014,000.00	$-	2.74	0.01
Exercised in Period	1,594,400.00	$-	2.92	0.00
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
2015
Starting Balance	4,419,600.00	$-	2.67	0.01
Issued in Period	1,000,000.00	$0.20	-	-
Exercised in Period	1,000,000.00	$0.20	-	-
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
Ending Balance	4,419,600.00	$-	2.67	0.01

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price
0 to 5	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-
5.01 to 10	-	-	$-	-	-	$-
10.01 to 15	-	-	$-	-	-	$-
15.01 to 20	-	-	$-	-	-	$-
20.01 to 25	-	-	$-	-	-	$-
0 to 25	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-

NOTES:

1)  Exercisable information:

At March 31, 2015 and 2016, there were 4 and 1,632,400 exercisable awards with a weighted average exercise price of $0.00 and $0.00, respectively.

2)  Intrinsic Value Information:

The aggregate intrinsic value of outstanding as of March 31, 2016 was $1,723,644.00 and far vested as of March 31, 2016 was $694,000.00.

The intrinsic value of awards exercised during the years ended March 31, 2015 and 2016 was $1,711,628.00 and $0.00, respectively.

3)  Unrecognised Compensation Cost:

The total remaining unrecognized compensation cost is $2,147,805.50 and $654,968.43 as of March 31, 2015 and 2016. The weighted average period over which this cost is expected to be recognized is 2.78 and 2.15 years.

NOTE 11 – COMMITMENT AND CONTINGENCY

On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the “Action”). After the Company’s change of name, the caption was amended to substitute GrowBlox Sciences, Inc. as the plaintiff. The Company’s complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, the Company pursuant to certain share conversion rights held under promissory notes in the aggregate amount of Seventy-Five Thousand and No Dollars ($75,000.00), given by a related party of the Company to the entity defendants GCM and Strategic.

On May 9, 2014, defendants filed an answer denying the complaint’s material allegations, and asserted a counterclaim against the Company, against persons identified as certain of its officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. The Company moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for(The fifth count, as set forth above, sought damages of $75,000 for alleged non-payment of certain promissory notes, and the Company did not challenge in on its motion.) unjust enrichment, in which recovery would be based on quantum meruit, that is, upon the alleged value of any benefit conferred by defendants on the Company through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim, the Company is unable at present to advise what specific sum of money damages is sought. The Company did not challenge the fifth count of the counterclaim at this stage. That claim seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes.

NOTE 12 – SUBSEQUENT EVENT

Growblox Sciences, Inc. – B Warrants

On February 12, 2015, in order to encourage the exercise of the Company’s B warrants, the board of directors passed a resolution to temporarily reduce, until April 30, 2015, the exercise price of previously-issued warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified. Additionally, the resolution allowed the transfer of current B Warrant holders to other interested investors at $0.21 with $0.01 being returned to the original warrant holder.

On April 30, 2015, the Company’s board of directors extended the temporary voluntary reduction of the exercise price of the B warrants to May 15, 2015.

On April 22, 2015, an individual purchased an aggregate of 2,820,000 share of common stock at $0.21 per share resulting in net proceeds of $592,200 to the Company.

On April 27, 2015, two limited partnerships sold back to the Company for $0.01 each, warrants to purchase a total of 4,000,000 warrants.

As of May 15, 2015, there were 9,010,138 warrants to purchase 9,010,138 shares exercised at $0.20.

Glowblox Sciences, Puerto Rico, LLC

On May 7, 2015, the Company entered into an agreement with Growblox Sciences, Puerto Rico, LLC, (“GBSPR”) a limited liability company organized under the laws of the Commonwealth of Puerto Rico. GBSPR is a related party through common equity ownership. The agreement grants GBSPR the exclusive worldwide rights to all Company technology and intellectual property to include, but not be limited to, the manufacture, the production, the lease and license of the Company’s indoor cultivation Suites and to sell to the Company for resale and distribution any and all pharmaceutical raw materials and products derived from medical-grade cannabis. All rights not granted to GBSPR under the agreement are retained by the Company and include the right to conduct pre-clinical and clinical trials; to develop formulations of combinations of active ingredients to combat specific conditions and diseases; and to sell, cultivate, grow, dispense medical-grade cannabis or cannabis in Nevada and Colorado. Terms of the agreement require GBSPR to obtain not less than $1,250,000 of equity financing by no later than September 30, 2015. Failing to do so would unilaterally terminate the agreement.

On May 12, 2015, the Company entered into a Note Purchase Agreement (“Note”) with Pacific Leaf Ventures, LP (“PLV”) whereby PLV agreed to make an installment loan to the Company of up to $1,750,000. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets of GB Sciences Nevada LLC, (“GBS”), a 65% subsidiary of the Company. The facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis. The terms call for scheduled advances through August 2015, which will bear interest at a fixed rate of 6% per annum, payable quarterly. Principal payments are required on a quarterly basis in an amount equal to 50% of EBITDA of GBS multiplied by the Company’s percentage interest in GBS Nevada (currently 65%). All outstanding principal and interest is due and payable on May 12, 2020. While principal amounts remain outstanding under the Note, PLV or other holder of the Note, shall have the option to convert all or any portion of the outstanding principal amount of the Note into shares of common stock at an initial conversion price of $0.50.

In a related development to the Note Purchase Agreement entered into May 12, 2015, PLV has entered into a Royalty Agreement which grants to the Company in perpetuity all of PLV’s intellectual property for the cultivation of cannabis and extraction of oils and other constituent chemicals for the sole use of GBS Nevada in its operations within the state of Nevada. In consideration, Growblox Sciences, Inc. is obligated to pay PLV for a period of five years, out of all periodic distributions it receives from GBS Nevada, the sum of $2.00 per gram of material extracted from cannabis at any facility owned, operated or controlled by GS plus 14% of the gross sales revenue. In years six through ten, the per gram payment will cease and the gross sales revenue percentage will be reduced to 7%. The gross sales revenue percentage is subject to equitable adjustments if the equity interest of the Company in GBS Nevada should increase or decrease.

On June 29, 2015, Growblox filed a Form S-8 Registration Statement with the SEC to register 8,000,000 shares of common stock issuable under stock options to grant to employees and consultants.

