Form 10-K/A
period 2015-03-13
Growblox Sciences, Inc.
filed 2015-07-15
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The shares outstanding on March 31, 2015 were 35,972,929.

Documents Incorporated by Reference

None

GROWBLOX SCIENCES, INC.

FORM 10-K

ii

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended Form 10-K”) of Growblox Sciences, Inc. a Delaware corporation and its subsidiaries (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on June 29, 2015 (the “Original Form 10-K”), to correct certain immaterial, inadvertent errors (including formatting) in the Summary Compensation Table in Item 11 EXECUTIVE COMPENSATION, in the Statements of Cash Flows included in the Financial Statements and in the Notes to Financial Statements, including the recording of a deemed inducement dividend of $73,015. Also, the Company is including as an exhibit the employment agreement of its Chief Financial Officer and deleted unnecessary information for the year ended March 31, 2014 in Note 4 (Fair Value Measurements) and in Note 10 (Stock Option Plan)

The following tables show the effects of certain of these changes

As Previously Reported

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Craig Ellins, CEO and	2015	$168,617	$-	$1,470,000	$-	$-	$-	$1,490,629
Chairman of the Board	2014	$6,125	$-	$-	$-	$-	$-	$120,975
	2013	$-	$-	$-	$-	$-	$-	$-

Cathryn Kennedy,	2015	$32,774	$-	$28,000	$16,985	$-	$-	$65,009
CFO	2014	$-	$-	$-	$-	$-	$-	$12,750
	2013	$-	-	$-	$-	$-	$-	$-

Dr. Andrea Small-Howard	2015	$62,700	$-	$73,500	$16,985	$-	$-	$104,358
Chief Science Officer	2014	$0	$-	$-	$-	$-	$-	$45,833
	2013	$-	$-	$-	$-	$-	$-	$-

As Corrected

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Craig Ellins, CEO and	2015	$168,617	$-	$1,470,000	$-	$-	$-	$1,490,629
Chairman of the Board	2014	$6,125	$-	$-	$-	$-	$-	$120,975
	2013	$-	$-	$-	$-	$-	$-	$-

Cathryn Kennedy,	2015	$32,774	$-	$92,000	$16,985	$-	$-	$124,774
CFO	2014	$-	$-	$-	$-	$-	$-	$12,750
	2013	$-	-	$-	$-	$-	$-	$-

Dr. Andrea Small-Howard	2015	$62,700	$-	$73,500	$16,985	$-	$-	$104,358
Chief Science Officer	2014	$0	$-	$-	$-	$-	$-	$45,833
	2013	$-	$-	$-	$-	$-	$-	$-

As Previously Recorded (page F-8)

Note 4 – FAIR VALUE MEASUREMENTS

The tables below detail the Company’s assets and liabilities measured at fair value. There were no convertible notes at March 31, 2015.

Fair Value Measurements March 31, 2014
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$-	$-
Derivative liability	$-	$-	$-	$-

As Corrected

There were no assets or liabilities at fair value in March 31, 2015 and 2014.

As Previously Recorded (page F-16)

NOTE 10 – STOCK OPTION PLAN

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2015
Starting Balance	-	$-	-	-
Issued in Period	6,014,000.00	$-	2.74	0.01
Exercised in Period	1,594,400.00	$-	2.92	0.00
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
2015
Starting Balance	4,419,600.00	$-	2.67	0.01
Issued in Period	1,000,000.00	$0.20	-	-
Exercised in Period	1,000,000.00	$0.20	-	-
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
Ending Balance	4,419,600.00	$-	2.67	0.01

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price
0 to 5	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-
5.01 to 10	-	-	$-	-	-	$-
10.01 to 15	-	-	$-	-	-	$-
15.01 to 20	-	-	$-	-	-	$-
20.01 to 25	-	-	$-	-	-	$-
0 to 25	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-

As Corrected (page f-16)

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

During the year ended March 31, 2015, 1,962,000 shares of common stock options were awarded to employees of the Company. The options vest over a period of 36-60 months. The value of the stock was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2015
Starting Balance	-	$-	-	-
Issued in Period	1,962,000	$-	1.12	0.01
Exercised in Period	-	$-	-	-
Expired in Period	-	$-	-	-

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price
0 to 5	1,962,000	4.47	$0.17	392,000	4.11	$0.17

As Corrected

NOTES:

1)	Exercisable information:

At March 31, 2015 there were 392,000 exercisable awards with a weighted average exercise price of $0.17.

2)	Intrinsic Value Information:

The aggregate intrinsic value of outstanding options as of March 31, 2015 was $78,480 and vested options as of March 31, 2015 was $15,700.

No stock options were exercised during the year ended March 31, 2015.

3)	Unrecognized Compensation Cost:

As of March 31, 2015 the total remaining unrecognized compensation cost is $255,318. The weighted average period over which this cost is expected to be recognized is 2.78 and 2.15 years

Except as described above, no other amendments are being made to the Original Form 10-K. This Amended Form 10-K does not reflect events occurring after the filing of the Original Form 10-K, or modify or update the disclosure contained therein in any other way except as required to reflect the amendments discussed above.

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

As previously reported (page 33)

Stock-Based Compensation

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2015
Starting Balance	-	$-	-	-
Issued in Period	6,014,000.00	$-	2.74	0.01
Exercised in Period	1,594,400.00	$-	2.92	0.00
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price

0 to 5	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-
0 to 25	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-

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

As Corrected

Stock-Based Compensation

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2015
Starting Balance	-	$-	-	-
Issued in Period	1,962,000	$-	2.74	0.01
Exercised in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price

0 to 5	1,962,000	4.47	$0.17	392,000	4.11	$0.17

NOTES:

1)	Exercisable information:

At March 31, 2015 there were 392,000 exercisable awards with a weighted average exercise price of $0.17.

2)	Intrinsic Value Information:

The aggregate intrinsic value of outstanding options as of March 31, 2015 was $78,480 and vested options as of March 31, 2015 was $15,700.

No stock options were exercised during the year ended March 31, 2015.

3)	Unrecognized Compensation Cost:

As of March 31, 2015 the total remaining unrecognized compensation cost is $255,318. The weighted average period over which this cost is expected to be recognized is 2.78 and 2.15 years.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Craig Ellins, CEO and	2015	$168,617	$-	$1,470,000	$-	$-	$-	$1,490,629
Chairman of the Board	2014	$6,125	$-	$-	$-	$-	$-	$120,975
	2013	$-	$-	$-	$-	$-	$-	$-

Cathryn Kennedy,	2015	$32,774	$-	$92,000	$16,985	$-	$-	$124,774
CFO	2014	$-	$-	$-	$-	$-	$-	$12,750
	2013	$-	-	$-	$-	$-	$-	$-

Dr. Andrea Small-Howard	2015	$62,700	$-	$73,500	$16,985	$-	$-	$104,358
Chief Science Officer	2014	$0	$-	$-	$-	$-	$-	$45,833
	2013	$-	$-	$-	$-	$-	$-	$-

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

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (8)
3.3	Bylaws (1)
10.1	2005 Restricted Stock Plan (2)
10.2	2007 Restricted Stock Plan (3)
10.3	Amended Employment Agreement (Craig Ellins) (5)
10.4	Amended Employment Agreement (Steven Weldon) (6)
10.5	Amended Employment Agreement (Andrea Small-Howard) (6)
10.6	Employment Agreement (Cathryn Kennedy) (7)
10.7	Operating Agreement of GB Sciences Nevada LLC (8)
10.8	Asset Assignment, Acquisition and Professional Association Agreement with Craig Ellins (9)
10.9	2014 Equity Incentive Plan (10)
10.10	2015 Stock Plan (11)
10.10	A Warrant Certificate (12)
10.11	B Warrant Certificate (12)
10.12	Commercialization Agreement with Growblox Sciences Puerto Rico LLC (13)
10.13	Operating Agreement of Growblox Sciences LLC (13)
10.14	Note Purchase Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (14)
10.15	$1,750,000 6% senior secured convertible note issued to Pacific Leaf Ventures LP (14)
10.16	Security Agreement between GB Sciences Nevada LLC and Pacific Leaf Ventures LP (14)
10.17	Royalty Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (14)
10.18	Warrant to purchase 5,000,000 shares of common stock issued to Craig Ellins (5)
14.1	Code of Ethics (4)
21.1	Subsidiaries (6)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (7)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (7)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (7)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (7)
101	XBRL Instant Documents (7)

(1)	Previously filed as an exhibit to Form SB-2 on February 12, 2002
(2)	Previously filed as part of Schedule 14A on August 5, 2005
(3)	Previously filed as an exhibit to Form S-8 on February 8, 2008
(4)	Previously filed as an exhibit to Form 10-KSB on June 22, 2004
(5)	Previously filed as an exhibit to Form 10-K on June 28, 2015.
(6)	Previously filed as an exhibit to Form 10-K on June 17, 2014
(7)	Filed herewith
(8)	Previously filed as an exhibit to Form S-1/A on October 6, 2014.
(9)	Previously filed as an exhibit to Form 8-K/A on March 19, 2014.
(10)	Previously filed as an exhibit to Form S-1/A on December 23, 2014
(11)	Filed as an exhibit to Form S-8 registration statement on June 30, 2015
(12)	Previously filed as an exhibit to Form S-1/A on January 14, 2015
(13)	Previously filed as an exhibit to Form 8-K on May 5, 2015.
(14)	Previously filed as an exhibit to Form 8-K on June 15, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWBLOX SCIENCES, INC.

Dated: July 14, 2015

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

L J Sullivan Certified Public Accountant, LLC

Miami, Florida

June 29, 2015

GROWBLOX SCIENCES, INC.

Condensed Balance Sheets

	March 31, 2015	March 31, 2014
Assets

Current Assets
Cash and Cash Equivalents	$-	$339,327
Accounts Receivable	50,000	-
Subscription Receivable	-	150,000
Prepaid Expenses	190,374	-
Total Current Assets	240,374	489,327

Property and Equipment, Net	913,642	44,922
Intangible Assets , Net	3,555	3,735

Other Assets
Deposits	293,920	-
Total Other Assets	293,920	-

Total Assets	$1,451,491	$537,984
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$677,230	$19,762
Subscription Payable	-	10,000
Accrued Interest	230	252,304
Accrued Liabilities	72,776	1,846
Advance from Investor	150,000	-
Notes Payable	30,000	5,000
Convertible Notes from Shareholders	-	328,693
Convertible Notes from Shareholders, at Fair Value	-	933,748
Deferred Compensation	1,522,537	-
Deferred Revenue	54,409	-
Total Current Liabilities	2,507,182	1,551,353

Other Long-Term Liabilities
Deferred Revenue	220,506	-
Other Long-Term Liabilities	654,968	-
Total Other Long-Term Liabilities	220,506	-
Commitment and Contingency

Stockholders' Equity
Common Stock, $0.0001 par value, 250,000,000 shares authorized 35,972,929 and 7,268,948 shares issued and outstanding at March 31, 2015 and 2014	3,597	728
Deferred compensation	1,573,033	-
Additional Paid In Capital	10,751,690	5,198,659
Accumulated Deficit	(14,008,525)	(6,212,756)
Total Stockholders' Equity	(1,680,206)	(1,013,369)
Non-controlling Interest	(250,960)	-
Total Equity	(1,931,166)	(1,013,369)

Total Liabilities and Stockholders ' Equity	$1,451,491	$537,984

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

GROWBLOX SCIENCES, INC.

Statements of Stockholders’ Equity (Deficiency)

For the years ended March 31, 2015 and 2014

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2013	850,110	85	4,367,028	(5,556,800)	(1,189,689)

Fractional share from stock split	157	-	-	-	-
Asset acquisition	4,500,000	450	33,016	-	33,466
Sale of stock subscription	1,480,000	148	739,852	-	740,000
Issuance of stock for debt conversion	438,681	44	114,013	-	114,057
Stock issuance costs	-	-	(55,250)	-	(55,250)
Net loss	-	-	-	(655,955)	(655,955)

Balance, March 31, 2014	7,268,948	727	5,198,659	(6,212,755)	(1,013,371)

Sale of stock subscription	14,457,000	1,446	4,226,762	-	4,228,208
Issuance of stock for debt conversion	4,470,747	447	1,514,169	-	1,514,616
Exercise of warrants for stock	1,032,190	103	206,335	-	206,438
Investment in subsidiary	-	-	127,500	-	127,500
Stock issuance costs	-	-	(594,750)	-	(594,750)
Induced dividend from warrant exercises	-	-	73,015	(73,015)	-
Stock compensation	8,744,044	874	1,573,033	-	1,573,907
Net loss	-	-	-	(7,722,755)	(7,722,755)
Loss attributable in non-controlling interest	-	-	-	(250,960)	(250,960)

Balance, March 31, 2015	35,972,929	$3,597	$12,324,723	$(14,259,485)	$1,931,165

The accompanying notes are an integral part of the financial statements.

As Previously Recorded (page F-5)

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

As Restated (page F-5)

GROWBLOX SCIENCES, INC.

Statements of Cash Flows

	2015	2014
Cash flow from operating activities:
Net income/(loss)	$(7,973,715)	$(655,954)
Non-controlling interest	250,960
Adjustments to reconcile net income/(loss) to to
Depreciation and amortization expense	69,120	138
Stock compensation	3,768,120	-
Loss on extinguishment of debt	-	559,048
Change in fair value of convertible notes	-	(65,235)
Change in fair value of warrants	-	(78,385)
Non-cash interest	-	8,863
Loss on oil and gas assets	-	-
Increase in deposits	(293,920)	-
Changes in operating assets and liabilities:
Prepaid expenses	(190,374)	-
Accounts receivable	(50,000)	-
Stock subscription receivable	150,000	(150,000)
Accounts payable	657,468	7,875
Accrued expenses	76,758	-
Stock subscription payable	(10,000)	10,000
Net cash used in operating activities	(3,545,583)	(363,650)
Cash flows from investing activities:
Deferred Revenue	274,915	-
Purchase of property and equipment	(937,660)	(15,200)
Net cash used in investing activities	(662,745)	(15,200)
Cash flows from financing activities:
Advances from related parties	150,000	-
Proceeds from issuance of notes payable	30,000	-
Reduction of notes from shareholder	(5,000)	-
Deferred revenue from licensing	(252,074)	-
Net proceeds from sale of stock	3,864,371	684,750
Proceeds from issuance of debt to stockholders		31,000
Common stock	2,869	-
Exercise of warrants	206,335	-
Investment in subsidiary	(127,500)	-
Net cash provided by financing activities	3,869,001	715,750
Net (decrease) increase in cash	(339,327)	336,900
Cash, beginning of year	339,327	2,427
Cash, end of year	$-	$339,327

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Stock issued to settle convertible debt	$1,262,441	$114,057
Stock issued for intangible assets	$-	$33,467
Market price over warrant exercise and transfer price	$73,015	$-

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

There were no assets or liabilities at fair value at March 31, 2015 and 2014.

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

As Previously reported (F-11)

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

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at April 1, 2013	$12,364,766	$0.15-$0.10
Warrants issued	2,960,000	$1.00-$2.00
Warrants exercised	-	-
Warrants expired/cancelled	(12,364,766)	-
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00
Warrants issued	19,915,440	$0.55-$2.00
Warrants exercised	(1,032,190)	$0.20-$0.21
Warrants expired/cancelled	-
Outstanding at March 31, 2015	$21,843,250

As Corrected (F-11)

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

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at April 1, 2013	$12,364,766	$0.15-$0.10
Warrants issued	2,960,000	$1.00-$2.00
Warrants exercised	-	-
Warrants expired/cancelled	(12,364,766)	-
Outstanding at March 31, 2014	2,960,000	$1.00-$2.00
Warrants issued	31,915,440	$0.55-$2.00
Warrants exercised	(1,032,190)	$0.20-$0.21
Warrants expired/cancelled	-
Outstanding at March 31, 2015	$33,843,250

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

As of September 30, 2014, the Company sold units through a private placement at $0.50 per unit.  Each unit consists of one share of common stock, one A warrant, expiring in three years, with an exercise price of $1.00 and one B warrant, expiring in five years, with an exercise price of $2.00. As a result of this offering, The Company issued an aggregate of 9,937,720 shares of common stock, 10,937,720 A warrants and 10,937,720 B warrants and 1,000,000 cashless warrants exercisable at $0.55 per share, inclusive of warrants issued to the placement agent and its affiliates.

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

From April 2014 to June 2014, the Company converted a total of $1,262,441 of notes payable from certain Note Holders into common stock of the Company. The Company issued 3,905,612 shares of common stock and recognized an induced dividend of $73,015 to satisfy the principal balances of the notes payable.

As Previously Recorded (page F-8)

Note 4 – FAIR VALUE MEASUREMENTS

The tables below detail the Company’s assets and liabilities measured at fair value. There were no convertible notes at March 31, 2015.

Fair Value Measurements March 31, 2014
	Level 1	Level 2	Level 3	Total
Convertible notes from stockholders, at fair value	$-	$-	$-	$-
Derivative liability	$-	$-	$-	$-

As Corrected

There were no assets or liabilities at fair value in March 31, 2015 and 2014.

As Previously Recorded (page F-16)

NOTE 10 – STOCK OPTION PLAN

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2015
Starting Balance	-	$-	-	-
Issued in Period	6,014,000.00	$-	2.74	0.01
Exercised in Period	1,594,400.00	$-	2.92	0.00
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
2015
Starting Balance	4,419,600.00	$-	2.67	0.01
Issued in Period	1,000,000.00	$0.20	-	-
Exercised in Period	1,000,000.00	$0.20	-	-
Naturally Expired in Period	-	$-	-	-
Expired Vested in Period	-	$-	-	-
Forfeited Unvested in Period	-	$-	-	-
Total Expired in Period	-	$-	-	-
Ending Balance	4,419,600.00	$-	2.67	0.01

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price
0 to 5	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-
5.01 to 10	-	-	$-	-	-	$-
10.01 to 15	-	-	$-	-	-	$-
15.01 to 20	-	-	$-	-	-	$-
20.01 to 25	-	-	$-	-	-	$-
0 to 25	4,419,600.00	4.47	$-	1,632,400.00	4.11	$-

As Corrected (page f-16)

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

During the year ended March 31, 2015, 1,962,000 shares of common stock options were awarded to employees of the Company. The options vest over a period of 36-60 months. The value of the stock was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Total Awards	WA Strike Price	WA Volatility	WA Interest Rate
2015
Starting Balance	-	$-	-	-
Issued in Period	1,962,000	$-	1.12	0.01
Exercised in Period	-	$-	-	-
Expired in Period	-	$-	-	-

Range	Outstanding Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Exercisable Exercisable	Remaining Exercisable Contractual Life	WA Exercisable Strike Price
0 to 5	1,962,000	4.47	$0.17	392,000	4.11	$0.17

As Corrected

NOTES:

1)	Exercisable information:

At March 31, 2015 there were 392,000 exercisable awards with a weighted average exercise price of $0.17.

2)	Intrinsic Value Information:

The aggregate intrinsic value of outstanding options as of March 31, 2015 was $78,480 and vested options as of March 31, 2015 was $15,700.

No stock options were exercised during the year ended March 31, 2015.

3)	Unrecognized Compensation Cost:

As of March 31, 2015 the total remaining unrecognized compensation cost is $255,318. The weighted average period over which this cost is expected to be recognized is 2.78 and 2.15 years

Except as described above, no other amendments are being made to the Original Form 10-K. This Amended Form 10-K does not reflect events occurring after the filing of the Original Form 10-K, or modify or update the disclosure contained therein in any other way except as required to reflect the amendments discussed above.

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

NOTE 12 – SUBSEQUENT EVENT

Growblox Sciences, Inc. – B Warrants

On February 12, 2015, in order to encourage the exercise of the Company’s B warrants, the board of directors passed a resolution to temporarily reduce, until April 30, 2015, the exercise price of previously-issued warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified. Additionally, the resolution allowed the transfer of current B Warrant holders to other interested investors at $0.21 with $0.01 being returned to the original warrant holder. The Company recognized a dividend of $73,015 resulting from such inducement to exercise the B warrants.

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

