Form 10-Q
period 2015-06-30
Growblox Sciences, Inc.
filed 2015-08-20
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 333-82580

GROWBLOX SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

6450 Cameron Street #110A
Las Vegas, Nevada 89118
Phone: (844) 843-2569
(Address and telephone number of
principal executive offices)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller Reporting Company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes     ☒  No

There were 45,321,964 shares of common stock, par value $0.0001 per share, outstanding as of August 19, 2015.

GROWBLOX SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INDEX

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30, 2015	March 31, 2015
Assets

Current Assets
Cash and Cash Equivalents	332,787	-
Accounts Receivable	50,000	50,000
Prepaid Expenses	207,404	190,374
Total Current Assets	590,191	240,374

Property and Equipment, Net	1,067,920	913,642
Intangible Assets, Net	3,555	3,555

Other Assets
Deposits and Prepayments	298,637	293,920
Total Other Assets	298,637	293,920

Total Assets	$1,960,303	$1,451,491

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts Payable	$664,270	$677,230
Accrued Interest	-	230
Accrued Liabilities	102,341	72,776
Advance from Investor	-	150,000
Notes Payable	-	30,000
Deferred Compensation	1,632,754	1,522,537
Deferred Revenue	54,409	54,409
Total Current Liabilities	2,453,774	2,507,182

Other Long-Term Liabilities
Deferred Revenue	219,288	220,506
Other Long-Term Liabilities	754,968	654,968
Total Other Long-Term Liabilities	974,256	875,474

Commitments and Contingencies

Stockholders' Deficit
Common Stock	4,532	3,597
Deferred Stock Compensation	1,573,033	1,573,033
Additional Paid In Capital	12,436,398	10,751,690
Accumulated Deficit	(15,350,274)	(14,008,525)
Total Stockholders' Deficit	(1,336,311)	(1,680,205)
Non-controlling Interest	(131,416)	(250,960)

Total Deficit	(1,467,727)	(1,931,165)

Total Liabilities and Stockholders' Deficit	$1,960,303	$1,451,491

See Accompanying Notes to the Condensed Financial Statements.

INDEX

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months ended June 30,
	2015	2014

Net revenue	$-	$-

General and administrative expenses	1,522,765	1,495,196

Loss from continuing operations	(1,522,765)	(1,495,196)

Other income/(expense)
Interest expense	(658)	-
Interest income		173
Other	1,219	-

Total other income/(expenses)	561	173

Net loss before non-controlling interest	(1,522,204)	(1,495,023)
Less: net loss attributable to non-controlling interests	(180,456)	(49,805)

Net Loss	$(1,341,748)	$(1,445,218)

Weighted average common shares outstanding – basic and diluted	41,026,532	3,658,004

Net loss per share - basic and diluted	$(0.03)	$(0.40)

See Accompanying Notes to the Condensed Financial Statements.

INDEX

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOW
(unaudited)

	Three Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Net Loss	$(1,341,748)	$(1,445,218)
Non-controlling interest	(180,456)	$(49,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,519	287
Stock-based compensation	398,411	537,296
Recognition of Deferred Revenue	(1,218)	-
Changes in operating assets and liabilities:
Prepaids and other current assets	(21,747)	(20,664)
Accounts payable	(12,960)	14,100
Accrued interest	(230)	-
Accrued liabilities	29,565	-
Net cash used in operating activities	(1,086,864)	(964,004)

Cash flows from investing activities:
Increase in deposits	(4,717)	-
Purchase of property and equipment	(197,797)	(29,326)
Net cash used in investing activities	(202,514)	(29,326)

Cash flows from financing activities:
Cash from debt proceeds	100,000	-
Repayment of debt	(30,000)	-
Cash used to purchase warrants	(56,000)	-
Net proceeds from sale of stock	1,308,165	3,579,612
Stock subscription receivable	-	150,000
Stock subscription payable	-	25,250
Proceeds from noncontrolling interest	300,000	112,500
Net cash provided by financing activities	1,622,165	3,867,362

Net (decrease) increase in cash	332,787	2,874,032
Cash, beginning of year	-	339,327
Cash, end of year	$332,787	$3,213,359

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$526	$-
Non-cash investing and financing activities:
Stock issued to settle advance	$150,000
Stock issued to settle convertible debt		$893,831
Stock issued for intangible assets		$143,555

See Accompanying Notes to the Condensed Financial Statements.

INDEX

GROWBLOX SCIENCES, INC AND SUBSIDIARIES
JUNE 30, 2015
NOTES TO THE CONDENSED FINANICAL STATEMENTS
(unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2015.

Principles of Consolidation

The consolidated financial statements include all operating divisions and majority owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

Recent Developments

On May 7, 2015, the Company entered into an agreement with Growblox Sciences, Puerto Rico, LLC, (“GBSPR”) a limited liability company organized under the laws of the Commonwealth of Puerto Rico.  GBSPR is a related party through common equity ownership.  The agreement grants GBSPR the exclusive worldwide rights to all Company technology and intellectual property to include, but not be limited to, the manufacture, the production, the lease and license of the Company’s indoor cultivation Suites and to sell to the Company for resale and distribution any and all pharmaceutical raw materials and products derived from medical-grade cannabis.  All rights not granted to GBSPR under the agreement are retained by the Company and include the right to conduct pre-clinical and clinical trials; to develop formulations of combinations of active ingredients to combat specific conditions and diseases; and to sell, cultivate, grow, dispense medical-grade cannabis or cannabis in Nevada and Colorado.   Terms of the agreement require GBSPR to obtain not less than $1,250,000 of equity financing by no later than September 30, 2015.  Failing to do so would unilaterally terminate the agreement.  On May 22, 2015, the Company received $300,000 of the partner equity financing proceeds.

On May 12, 2015, the Company entered into a Note Purchase Agreement (“Note”) with Pacific Leaf Ventures, LP (“PLV”) whereby PLV agreed to make an installment loan to the Company of up to $1,750,000.  The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets of GB Sciences Nevada LLC, (“GBS”), a 65% subsidiary of the Company.  The facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis.  The terms call for scheduled advances through August 2015, which will bear interest at a fixed rate of 6% per annum, payable quarterly. Principal payments are required on a quarterly basis in an amount equal to 50% of EBITDA of GBS multiplied by the Company’s percentage interest in GBS Nevada (currently 65%). All outstanding principal and interest is due and payable on May 12, 2020. While principal amounts remain outstanding under the Note, PLV or other Noteholders shall have the option to convert all or any portion of the outstanding principal amount of the Note into shares of common stock at a conversion price of $0.50, subject to adjustments for anti-dilution.

INDEX

The Company received loan installments of $100,000 on June 9, 2015, $200,000 on July 3, 2015, $200,000 on July 22, 2015 and $200,000 on August 3, 2015.  The remaining installment  is due by September 9, 2015. The timing of the installment advances were  designed to fund the  construction and implementation needs for the cultivation facility for GBS Nevada, thus the actual timing of said advances may vary.

In a related development to the Note Purchase Agreement entered into May 12, 2015, PLV has entered into a Royalty Agreement which grants to the Company in perpetuity all of PLV’s intellectual property for the cultivation of cannabis and extraction of oils and other constituent chemicals for the sole use of GBS Nevada and its operations within the state of Nevada.  In consideration, Growblox Sciences, Inc. is obligated to pay PLV for a period of five years, out of all periodic distributions it receives from GBS Nevada, the sum of $2.00 per gram of material extracted from cannabis at any facility owned, operated or controlled by GS plus 14% of the gross sales revenue.  In years six through ten, the per gram payment will cease and the gross sales revenue percentage will be reduced to 7%.  The gross sales revenue percentage is subject to equitable adjustments if the equity interest of the Company in GBS Nevada should change.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained  net losses since April 4, 2001, which losses have caused an accumulated deficit of approximately $15,350,000 at June 30, 2015. In addition, the Company has consumed cash in its operating activities of approximately $1,087,000 for the three months ended June 30, 2015 compared to $964,000 for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

 Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

 In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations.  .Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company is unable to  continue as a going concern.

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

INDEX

Other Assets.  Other assets include security deposits on our warehouses and potential retail locations in Las Vegas, Nevada.

Revenue Recognition.  Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue will be recorded net of discount, rebates, promotional adjustments, price adjustments and estimated returns and upon transfer of title and risk to the customer.

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 41,026,532 and 29,520,288 potentially dilutive common shares at June 30, 2015 and March 31, 2015, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

Reclassifications.  Certain reclassifications have been made to the comparative period  amounts in order to conform to the current year presentation.  These reclassifications had no effect on the reported financial position, results of operations or cash flows of the entity.

INDEX

Fair Value of Financial Instruments. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with FASB ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs—Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs—Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs—Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable, accounts payables, accrued expenses and other current liabilities, approximated their fair values due to the short maturity of these financial instruments.

Recently Adopted Accounting Pronouncements. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the asset or, in the case of leasehold improvements amortized over the lessor of the useful life of the asset or the underlying lease term.  Property and equipment is comprised of computer equipment and software, other equipment and leasehold improvements.

NOTE 5 – DEFERRED REVENUE

On December 16, 2014, the Company entered into an agreement to license certain proprietary equipment to an entity that intends to market the service of isolating particular cannabis strains for the purpose of developing tissue from those strains so as to create a consistent, brandable product of the customer’s choosing from any such strain.   The licensing agreement called for an initial non-refundable one-time license fee.  The Licensee is entitled to sell this service to third parties nationwide for a term of five years.  After recouping the one-time licensing fee, the Licensee is required to pay to the Company a royalty fee of 6% of the gross proceeds generated.  The initial term will automatically renew for a period of three additional years, if certain minimum annual net sales are achieved. During the quarter ended June 30, 2015, the Company recognized approximately $1,200 in deferred revenue.

INDEX

NOTE 6 – CAPITAL TRANSACTIONS

In order to encourage the exercise of its B warrants,  the board of directors   passed a resolution to temporarily reduce the exercise price of such B warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified of such temporary exercise price reduction.   As a result of this incentive, B warrants to purchase 2,160,112 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $432,022.

On April 22, 2015, the Chief Executive Officer of Growblox Sciences Puerto Rico LLC, purchased  2,820,000 shares of  common stock for $592,200 or $$0.21 per share.  Growblox agreed to register such common stock for resale under the Securities Act pursuant to a registration rights agreement. In addition, Growblox sold  1,995,833 shares of common stock to investors for $0.21 per share, resulting in total  proceeds to Growblox of $419,225 . Growblox issued 476,190 shares of common stock during the current quarter, the warrants of  which were purchased in March 2015 for $0.21 per share, or $100,000..

Between February, 2015 and May 15, 2015, certain holders of B Warrants sold back to Growblox for $0.01 each, B warrants to purchase an aggregate of 1,600,000 shares of common stock.  On April 27, 2015, two limited partnerships sold back to the Company for $0.01 each, warrants to purchase a total of 4,000,000 warrants for a total of $56,000.

During the three months ended June 30, 2015, the Company issued an aggregate of 470,500 shares of common stock in settlement and release of certain obligations owed by the Company to various persons and recorded expenses of $152,430. The Company issued 424,400 shares of common stock to certain persons and employees and recorded an expense of $135,765.

In May 2015, the Company issued 1,000,000 shares of common stock in connection with a cashless exercise of B warrants.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 2, 2014, we commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the “Action”). After the change of name of Signature Exploration and Production Corporation, the caption was amended to substitute GrowBlox Sciences, Inc. as the plaintiff. The complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, Growblox pursuant to certain share conversion rights held under promissory notes in the aggregate amount of $75,000, given by a related party of ours to the entity defendants GCM and Strategic.

On May 9, 2014, defendants filed an answer denying the complaint’s material allegations, and asserted a counterclaim against us, against persons identified as certain of our officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. We moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for unjust enrichment, in which recovery would be based on quantum merit, that is, upon the alleged value of any benefit conferred by defendants to us through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim we are unable at present to advise what specific sum of money damages is sought. We did not challenge the fifth count of the counterclaim at this stage that seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes.

The Company also become involved in certain legal proceedings and claims which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve is recorded, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

INDEX

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND OF OPERATIONS

This Quarterly Report on Form 10-Q of Growblox Sciences, Inc., a Delaware corporation (the “Company”, “We” or “Us”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts” or “continue” , which list is not meant to be all-inclusive and other such negative terms and comparable technology.  These forward-looking statements, include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (1)product demand, market and customer acceptance of Growblox Sciences products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv)competition pricing and development difficulties, (v) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis is based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Overview

The Company is an innovative technologies and solutions company that converts the cannabis plant into medicines, therapies and treatments for a variety of ailments. The Company is developing and utilizing state of the art technologies in plant biology, cultivation and extraction techniques, combined with biotechnology, to produce consistent and measurable medical-grade cannabis, cannabis concentrates and cannabinoid therapies.

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

INDEX

On March 18, 2014, we purchased assets, including the Growblox™ cultivation technology, from our current Chief Executive Officer, Mr. Craig Ellins and his affiliated companies which resulted in a change in our corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc.

We were incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, stockholders owning a majority of our outstanding common stock approved changing our then name “Signature Exploration and Production Corp.” as our business model had changed.

Plan of Operation

The Company believes that it is a leader in developing innovative technologies and solutions to convert the cannabis plant into medicines, therapies and treatments for a variety of ailments.  We intend to conduct our business operations primarily through subsidiaries in three distinct operating units which we designate as our “Solutions,” “Sciences” and “Products” divisions.

Our Solutions division involves the development and use of our proprietary suite of controlled-climate indoor agricultural technology growing and cultivation Suites, which we call “TissueBLOX”, “GrowBLOX,” TM“CureBLOX” and “ExtractionLAB” (collectively, the “GrowBLOX Suites”). Our GrowBLOX Suites are engineered and designed to cultivate medical grade cannabis and create cGMP-certified plant extracts, and thereafter to enable us to process and manufacture a variety of pharmaceutical, nutraceutical and cosmeceutical formulations and products based on these certified raw ingredients.

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

Our Products division will market the pharmaceutical, nutraceutical and cosmeceutical drugs and therapies produced by our Science Division. In addition, our Products division will seek to dispense medical-grade cannabis solutions and products in states within the United States and in other countries where the sale and use of such products are permitted. We will operate our Products division and market its solutions and products through existing and future subsidiaries to be located in permitted jurisdictions.

Subsidiaries

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

GBS Nevada has applied for a permit or certificate to dispense medical cannabis at two locations in Clark County, Nevada, including one location within the City of Las Vegas, and a certificate to deliver medical grade cannabis throughout the State of Nevada. GBS Nevada is waiting for approval of such dispensary and delivery certificates by the State of Nevada. There can be no assurance that such certificates or permits will be issued, or if issued, that we or GBS Nevada will derive any significant revenues or profits from the cultivation, dispensing and delivery of medical cannabis within such County or City.

INDEX

In March 2015, the Company and GBS Nevada entered into a binding memorandum with the local minority members of GBS Nevada who now own 35% of its equity. Under the terms of such agreement, our equity in GBS Nevada increased from 55% to 65%, GBS Nevada will retain its existing certification to cultivate and grow cannabis and, if and when issued by Clark County and/or Las Vegas, Nevada, the delivery certification. If and when issued, the dispensary certification will be assigned to an entity to be wholly-owned by the 35% minority owners of GBS Nevada. In consideration for such assignment, the entity operating the dispensaries will agree to purchase a minimum of 20% of its inventory of cannabis from GBS Nevada and pay to us 10% of all profits derived from its dispensary business. In addition, GBS Nevada shall retain the delivery certificate and the exclusive right to provide all delivery services on behalf of the dispensaries that are permitted by applicable state and local Nevada law.

We are finalizing the production and testing of the Growblox™ Suites system, primarily at our Growblox Sciences, Puerto Rico, LLC, (GBSPR) facility which we opened in San Juan in April 2015. We shipped our first Growblox Suites from third party contractor production facilities located in China during November 2014. After testing and revisions are made, GBSPR intends to produce an initial round of demonstration production Suites in the second quarter of fiscal 2016.

Installment Loan Financing – Convertible Debenture

On May 12, 2015, we entered into a note purchase agreement, effective as of June 9, 2015, with Pacific Leaf Ventures, LP ( “Pacific Leaf”), pursuant to which Pacific Leaf agreed to make an installment loan to our Company of up to $1,750,000 (the “Loan”). The purpose of the financing will be to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GBS Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements.

Under the note purchase agreement, Pacific Leaf made a $100,000 advance on June 9, 2015. Additional loans were advanced to the Company on July 3, 2015 for $200,000, on July 22, 2015 for $200,000 and on August 3, 2015 for $200,000. The remaining amount is due by September 9, 2015. The installment advances are designed to dovetail with construction and implementation needs for the cultivation facility for GBS Nevada, thus the actual timing of said advances may var.  The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.

Results of Operations

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended June 30,
	2015	2014
Revenue	$-	$-
General and administrative expenses	1,522,765	1,495,196
Other income/(expense)	561	173
Loss attributable to non-controlling interest	(180,456)	49,805
Net income/(loss)	$(1,341,748)	$(1,445,218)

INDEX

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

Revenues

The Company had no operating revenues for the quarters ended June 30, 2015, and June 30, 2014, and has not achieved any operating revenues to date.

General and Administrative Expenses

General and administrative expenses increased for the three month period ended June 30, 2015 by approximately $27,000 to $1,522,765 compared to $1,495,196 for the prior year period. The increase is primarily attributable to an increase in outside consulting fees.

Other Income/(Expense)

Total other income increased for the three month period ended June 30, 2015 by approximately $388 to $561 compared to $173 of total other income in the prior year period. The increase is primarily attributable to the recognition of deferred revenue. The Company had $362 in accrued interest at June 30, 2015 pertaining to the loan proceeds received from Pacific Leaf.

Loss from Operations

The Company incurred net losses from operations of ($1,522,765) and ($1,495,196) for the three months ended June 30, 2015 and June 30, 2014, respectively. The increase in comparable losses was primarily due to an increase in outside consulting fees.

Financial Condition, Liquidity and Capital Resources

The Company will need additional capital to implement our strategies. There is no assurance that it will be able to raise the amount of capital needed for future growth plans. Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. The Company represents a speculative investment and investors may lose all of their investment. In order to be able to achieve the strategic goals, the Company needs to further expand its business and financing activities. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. These factors raise substantial doubt about the ability to continue as a going concern.  The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $6,000,000 of capital. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans.

At June 30, 2015, cash was $332,787, other current assets excluding cash were $257,404 and working capital deficit was ($1,863,583). At the same time, current liabilities were approximately ($2,453,774), which consisted principally of accounts payable of ($664,270), accrued liabilities of ($102,341), deferred compensation of ($1,632,754) and deferred revenue of ($54,409). At March 31, 2015, cash was $0, and other current assets, excluding cash was $240,374. At the same time, current liabilities were $2,507,182, which consisted principally of accounts payable ($677,230), accrued liabilities ($72,776), an advance from an investor ($150,000), notes payable ($30,000), deferred compensation ($1,522,537) and deferred revenues ($54,409). The working capital deficit at March 31, 2015 was ($2,266,808). The increase in the liquidity position at June 30, 2015 compared to March 31, 2015 is primarily attributable to the cash received for the exercise in warrants to purchase shares of common stock, partner equity contribution of $300,000 and loan proceeds of $100,000.

INDEX

Net Cash Used in Operating Activities

Net cash used in operating activities was ($1,086,864) for the three months ended June 30, 2015, as compared to net cash used of ($964,004) for the three months ended June 30, 2014. The increase in net cash used in operations was primarily due to a decrease in deferred stock compensation, the retirement of an advance and the increase of losses from the non-controlling interest.

Net Cash Used in Investing Activities

During the three months ended June 30, 2015 and 2014, the Company used ($202,514) and ($29,326), respectively, of cash in investing activities. The cash used in investing activities in the three months ended June 30, 2015 was primarily for the acquisition of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended June 30, 2015 and 2014, cash flows from financing activities totaled $1,622,165 and $3,867,362, respectively. Cash flows from financing activities for the three months ended June 30, 2015 primarily relate to proceeds from the exercise of stock warrants, the contribution of third party  equity and the receipt of loan proceeds.

General

The Company will only commit to capital expenditures for any future projects requiring the raise additional capital as and when adequate capital or new lines of finance are made available. There is no assurance that the Company will be able to obtain any financing or enter into any form of credit arrangement. Although, offers may arise for such financing, the terms may not be acceptable. If the Company is not able to secure financing or it is offered on unacceptable terms, then the business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing the Company will be able to achieve our goals.

Going Concern

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of  ($15,350,274) as of June 30, 2015, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Variables and Trends

In the event the Company is able to obtain the necessary financing to move forward with the business plan, the Company expects expenses to increase significantly to grow the business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light of these circumstances.

INDEX

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

Equity-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company uses a Black-Scholes option pricing model to calculate the fair value of our stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of the estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact the financial statements for each respective reporting period.

Cash and Cash Equivalents. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable.  Accounts receivable are recorded at the time of sale and at the amount realizable from the transaction. An allowance for doubtful accounts is recorded for any amounts deemed uncollectible.  The Company does not accrue interest receivable on past due accounts receivable. There was no allowance recorded at June 30, 2015 and March 31, 2015.

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

Other Assets. Other assets include security deposits on the warehouses and potential retail locations in Las Vegas, Nevada.

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

INDEX

Commitments.  The Company did not have any material capital commitments, other than funding the operating losses and repaying outstanding debt. It is anticipated that any capital commitments that may occur will be financed principally through borrowings from stockholders (although such additional financing has not been arranged). However, there can be no assurance that additional capital resources and financings will be available on a timely basis, or if available, on acceptable terms.

Off Balance Sheet Arrangements.  The Company does not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations. Not applicable.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2015 the disclosure controls and procedures were not effective due to material weaknesses resulting from not having a functioning audit committee consisting of independent board members

Limitations on Effectiveness of Controls and Procedures

Management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

INDEX

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On April 2, 2014, we commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the “Action”). After the change of name of Signature Exploration and Production Corporation, the caption was amended to substitute GrowBlox Sciences, Inc. as the plaintiff. The complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, Growblox pursuant to certain share conversion rights held under promissory notes in the aggregate amount of $75,000, given by a related party of ours to the entity defendants GCM and Strategic.

On May 9, 2014, defendants filed an answer denying the complaint’s material allegations, and asserted a counterclaim against us, against persons identified as certain of our officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. We moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for unjust enrichment, in which recovery would be based on quantum meruit, that is, upon the alleged value of any benefit conferred by defendants to us through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim we are unable at present to advise what specific sum of money damages is sought. We did not challenge the fifth count of the counterclaim at this stage that seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes.

We intend we vigorously contest the remaining claim of the defendants as we do not believe that the defendants provided any benefit or value to us or GrowOpp, LLC and Tumbleweed Holdings, Inc., the predecessor entities affiliated with Craig Ellins.

ITEM 1A.                     RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2015, as filed with the SEC.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

INDEX

Common Stock

On April 22, 2015,  the Chief Executive Officer of GBSPR , purchased from us, for $592,200 or $0.21 per share, an aggregate of 2,820,000 shares of our common stock. During the quarter ended June 30, 2015, B warrants to purchase 2,160,112 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $432,022.

In addition to the 2,820,000 shares purchased by Mr. Cordero-Kruger, during the current quarter, the Company sold an additional 1,995,833 shares of common stock to investors for $0.21 per share for aggregate proceeds of approximately $419,225. The Company issued 476,190 shares of common stock during the current quarter, which were purchased in March 2015 for $0.21 per share for $100,000.

The Company issued 424,400 shares of common stock to persons and employees for their services and incurred an expense of $135,765. Additionally, the Company issued 470,500 shares of common stock to satisfy existing amounts due to certain persons and recorded an expense to consulting fees of $152,430.

Warrant

In May 2015, the Company issued 1,000,000 shares of common stock in connection with a cashless exercise of B warrants.

Convertible Note

The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015 (the “Effective Date”), with Pacific Leaf Ventures, LP (“Pacific Leaf”), pursuant to which Pacific Leaf has made installment loans of $100,000 as of June 30, 2015, $200,000 on July 3, 2015, $200,000 on July 22, 2015 and $200,000 on August 3, 2015. Pacific Leaf is obligated to make an additional loan of the remaining balance, in installments to the Company by September 9, 2015 (the “Loan”). To evidence the Loan, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note, bearing interest at the rate of 6% per annum, payable quarterly.  All outstanding principal and interest due under the Note is due and payable on May 12, 2020.  The Company is required to prepay the outstanding principal amount of the note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBS Nevada attributable to our percentage interest in GBS Nevada. Pacific Leaf has the option, at any time and from time to time, prior to the date on which is made the payment in full of the note, to convert all or any portion of the outstanding principal amount of the note into shares of our common stock at an initial conversion price equal to $0.50 per share.

All of the foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

INDEX

ITEM 4. OTHER INFORMATION

CFO Departure and Appointment

Effective as of July 23, 2015, the Company was advised that Cathryn Kennedy, the Chief Financial Officer, had elected not to accept a newly offered position and had elected rather to resign to seek other opportunities. The Company is currently negotiating a separation agreement with Ms. Kennedy and anticipate that the parties will consummate a mutually acceptable agreement with Ms. Kennedy. There can be no assurance that the Company and Ms. Kennedy will enter into such agreement upon mutually acceptable terms.

The Company was not advised by Ms. Kennedy nor is the Company of any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(l)(v)) of Regulation S-K).

Effective July 27, 2015, the board of directors hired John Poss as the new Chief Financial Officer.

Mr. Poss has over 30 years of experience working as a consultant to companies facing major transitions and transformations. Mr. Poss began his career in the Washington, D.C. office of Arthur Andersen & Co. and has served as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer of both public and private companies in such diverse industries as homebuilding, mining, telecommunications, manufacturing, logistics, construction lending and mortgage banking. For the past twenty months Mr. Poss served as Chief Executive Officer of Experiential Teaching Online Corp., an educational content developer and for four years prior thereto owned and operated his own consulting firm. Mr. Poss has also has worked extensively internationally, successfully negotiating agreements in countries throughout Asia, Europe and the Americas. Mr. Poss graduated from the University of Texas in 1974 with a degree in accounting. A copy of the Letter Agreement between the Company and Mr. Poss is attached as an exhibit.

Changes in our Certifying Accountant

Effective as of July 15, 2015, L J Sullivan Certified Public Accountant, LLC, withdrew as our independent public accounting firm. On the same date, we engaged Patrick Heyn, CPA, as our independent public accounting firm. The withdrawal of LJ Sullivan Certified Public Accountant, LLC and the engagement of Patrick Heyn, CPA, our independent public accounting firm was approved by our board of directors. See Form 8-K/A filed on

Formation of Wholly-Owned Subsidiary

On June 29, 2015, the Company formed a wholly-owned limited liability company subsidiary in Puerto Rico called GB Sciences, LLC. Pacific Leaf Note Purchase Agreement

The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015 (the “Effective Date”), with Pacific Leaf Ventures, LP (the “Lender” or “Pacific Leaf”), pursuant to which the Lender agreed to make an installment loan of up to $1,750,000 (the “Loan”).  The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada LLC (“GBS Nevada”)., a majority-owned subsidiary. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements.

GBS Nevada holds a provisional certificate from the Division of Public & Behavioral Health of the Nevada Department of Health and Human Services to operate an establishment to cultivate medical cannabis at 3550 West Teco Avenue, in Clark County Nevada.  The certificate is considered provisional until the establishment is in compliance with applicable local government requirements and has received a state business operating license.  Granted in November 2014, the provisional certificate is subject to revocation if a medical marijuana establishment is not fully operational within 18 months from receipt.

INDEX

Subject to the terms and conditions of the Note Purchase Agreement (“Agreement”), the Lender has made advances as follows: (a) $100,000 on the Effective Date, June 9, 2015, $200,000 on July 3, 2015, $200,000 on July 22, 2015 and $200,000 August 3, 2015.  The lender is required to advance the remainder of the funds by September 9, 2015.  The installment advances are designed to dovetail with construction and implementation needs for the cultivation facility for GBS Nevada, thus the actual advances may vary from the Agreement.  The obligation of the Lender to make each periodic installment advance in connection with the Agreement is subject to satisfaction by the Company of certain conditions, including compliance with certain covenants and with Nevada legal requirements and no material adverse events.  The proceeds of the Agreement can be used only for the purchase of assets, construction, and leasehold improvements related to the cultivation facility.  Part of the assets purchased with the proceeds of the Agreement will include extraction equipment developed by the Company in cooperation with Pacific Leaf.  The Agreement is secured by a first lien and security interest on (i) the equipment of GBS Nevada, including the equipment purchased with the proceeds of the Agreement, and (ii) the Company’s equity in GBS Nevada.

To evidence the Agreement, the Company issued to the Lender a 6% senior secured convertible promissory note, bearing interest at a fixed rate of 6% per annum, payable quarterly (the “Note”).  All outstanding principal and interest due under the Note is due and payable on May 12, 2020.  The Company is required to repay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBS Nevada attributable to the percentage interest in GBS Nevada.

Pacific Leaf has the option, at any time and from time to time, prior to the date on which the Company makes payment in full on the Note, to convert all or any portion of the outstanding principal amount of the Note into shares of common stock at an initial conversion price equal to $0.50.  Pacific Leaf and any subsequent holders of the note have or will be granted rights to piggyback registration on all shares of common stock issuable upon conversion of the Note.

In a related development, the Company also entered into an exclusive perpetual license agreement with Pacific Leaf to make use of Pacific Leaf’s intellectual property for the cultivation of cannabis and extraction of oils and other strains of cannabis that it has developed or acquired (the “Pacific Leaf Intellectual Property”) for the sole use of GBS Nevada in its operations within the State of Nevada; it being understood that any other use of the Pacific Leaf Intellectual Property requires the approval of the licensor.

The Company believes that the rights to the Pacific Leaf Intellectual Property will give GBS Nevada a significant competitive advantage in the Nevada cannabis market.  In consideration for the license of the Pacific Leaf Intellectual Property, the Company has agreed to pay Pacific Leaf for a period of ten years out of all periodic distributions received from GBS Nevada (based on the percentage equity in GBS Nevada) a royalty at the rate of 14% of the gross revenue earned by the Company from GBS Nevada for the initial five years, and a royalty at the rate of 7% of gross sales revenues of GBS Nevada in years six through ten.

As part of the Pacific Leaf license, the Company was also granted the exclusive perpetual right in Nevada to use certain proprietary techniques developed by Pacific Leaf for the extraction of oils from the product grown in the Nevada facility, using the extraction equipment financed by the proceeds of the Pacific Leaf loan.  In connection therewith, the Company has agreed to pay a royalty of $2.00 per extracted gram for a period of five years.

There can be no assurance that:

•	the Company will be able to comply with the covenants under the Pacific Leaf Note Purchase Agreement so as to enable the Company to receive all of the anticipated funding thereunder;
•
there will not be cost over-runs in connection with the purchase and/or lease of the cultivation facility and related equipment resulting in the proceeds of the Loan being insufficient to enable GBS Nevada to complete the installation and commence production of cannabis for medical purposes;

•
a state business license to operate the medical cannabis facility will be issued, or that the Company or GBS Nevada will not violate existing or newly imposed state, county and city regulations in Nevada that would significant restrict or prohibit its proposed business activities; or

•	the proposed business to be conducted by GBS Nevada with the proceeds of the Loan will prove profitable to the Company or its subsidiaries.

INDEX

A default by the Company under the Note Purchase Agreement could have a material adverse effect on the business.

Although the proposed and actual business activities of GBS Nevada are not illegal within the State of Nevada, the production and sale of cannabis products violate federal laws as presently constituted.

Agreement with Growblox Sciences, Puerto Rico

On May 7, 2015, the Company entered into certain agreements with Growblox Sciences, Puerto Rico, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (“GBSPR”).   GBSPR was formed and is being capitalized primarily by Cesar Cordero-Kruger, a prominent business executive and resident of Puerto Rico.

Under the terms of a commercialization agreement between the Company and GBSPR, the Company has granted to GBSPR the exclusive world-wide rights to all of our technology and intellectual property to:

(a)           manufacture, produce, lease and license our indoor series of controlled-climate indoor agricultural technology growing and cultivation chambers engineered and designed to produce medical grade cannabis and other plant extracts (the “Growblox Chambers”) and provide remote diagnostic monitoring and servicing of the Growing Chambers to third party growers and processors of hemp, cannabis and other plant extracts;

(b)           sell to the Company, for resale and distribution throughout the world, in all territories and jurisdictions (including states in the United States) where the sale and use of such products are permitted, any and all pharmaceutical raw materials and products as well as neutraceuticals and cosmeceutical skin care products derived from medical-grade cannabis and hemp raw materials that were cultivated and grown in Growblox Chambers;

(c)           use the trademarks and packaging developed by the Company to be used to identify all cannabis products grown in Growblox Chambers;

(d)           provide technical support for the licensing, permitting and other requisite applications for the cannabis business in Puerto Rico and related markets;

(e)           access all research supporting the Growblox Chambers and educational materials previously developed or collected in the future by the Company to the extent associated or used with GBSPR Business; and

(f)           access all of the dispensary related technology, proprietary information and contacts including, without limitation, technology, proprietary information, and contacts.

All rights not granted to GBSPR under the commercialization agreement are retained by the Company and include the (i) right to conduct pre-clinical and clinical trials and ongoing research and development to create cannabis-based therapies for specific clinical conditions based on an understanding of how cannabinoids interact with the natural receptors in the human body; (ii) formulation of targeted combinations of active ingredients to combat specific conditions and diseases; (iii) use of proprietary cannabinoid formulations, to develop palliative and curative pharmaceutical treatment options and products for patients with certain critical diseases; (iv) exclusive right to  sell, dispense and market cannabinoid and hemp based pharmaceutical raw materials and products as well as neutraceuticals and cosmeceutical skin care products throughout the world, either directly, through distributors or under other agreements with third parties; and (iv) right, directly, or through one or more of our subsidiaries (other than GBSPR), to cultivate, grow, dispense and sell medical-grade cannabis or marijuana in Nevada and Colorado.

To the extent that GBSPR produces and sells to the Company for resale or distribution pharmaceutical raw materials and products, neutraceuticals and/or cosmeceutical skin care products derived from plants cultivated and grown in Growblox Chambers (collectively, the “Finished Products”), the Company has agreed to establish mutually acceptable transfer pricing between GBSPR and the Company for such Finished Products; failing which agreement, an independent third party will arbitrate such pricing and pricing policies.  In the event that GBSPR is unable to fulfill 100% of the requirements of the customers for Growblox Chambers or Finished Products, GBSPR will subcontract such production to third parties that are reasonably acceptable to the Company.  Neither the Company nor GBSPR may commercially sell (as opposed to leasing or licensing) Growblox Chambers without the consent of both parties.

INDEX

The grant of rights under the commercialization agreement is subject to the condition that GBSPR obtain not less than $1,250,000 of equity financing by no later than September 30, 2015; failing which the Company may unilaterally terminate the agreement.  If the Company decides to terminate the agreement, Cesar Cordero-Kruger has invested the initial $300,000 of capital to GBSPR and will be responsible for obtaining the remaining $950,000 of capital.

Upon consummation of the contemplated $1,250,000 capitalization of GBSPR, the Company will be the majority owner of its equity, owning approximately 66% of the GBSPR membership interests; Mr. Cordero-Kruger will own approximately 15.9% of such membership interests, Dr. Andrea Small-Howard, a director and chief technology officer will own approximately 2.1% of such membership interests and Joseph J. Bianco, a GBSPR Board member will own approximately 8.3% of such membership interests. The remaining percentage of ownership of such membership interests will be owned by other non-related party investors.

Under the terms of the GBSPR operating agreement, Mr. Cordero-Kruger is the managing member of GBSPR, entitled to designate a majority of the five member board of managers of GBSPR, and is delegated with the authority to manage the business of GBSPR, subject only to certain major decisions defined in the operating agreement (dealing primarily with matters of finance, related party transactions and amending agreements among the parties) which require unanimous approval of the Board or approval by the Company.  The Company has designated Craig Ellins, President and CEO, and Joseph J. Bianco as members of the GBSPR Board.

The operating agreement also provides that the investors (including Mr. Cordero-Kruger) who have provided the maximum $1,250,000 of capital to GBSPR will hold Class A membership interests that entitle them to exclusive rights to certain research and development tax credits available to residents of the Commonwealth of Puerto Rico.  The Company and its affiliates and associates hold Class B membership interests, which are identical to the Class A membership interest, other than the right to the research and development tax credits.

Assuming it completes its initial $1,250,000 capitalization by September 30, 2015, GBSPR may seek to raise an additional $4,750,000 of capital in 2015 or thereafter to enable it to expand its business activities.  The operating agreement provides that the terms of such additional financing, if undertaken, have to be unanimously approved by all members of the GBSPR board, including the Company’s designees.   Under certain conditions, after three years, the operating agreement provides that Mr. Cordero-Kruger or his designated members of the GBSPR board may require the Company to acquire the remaining equity of GBSPR under a formula or consummate another liquidity event for the members of GBSPR.

There can be no assurance that the proposed initial $1,250,000 capitalization of GBSPR will be consummated by September 30, 2015 or thereafter, or that the contemplated $4,750,000 of additional financing will be undertaken or completed upon terms and conditions that are acceptable to GBSPR, if at all.  There can also be no assurance that:

•	the proposed business activities of GBSPR will be successful;

•
the ongoing research and development will result in pre-clinical trials or clinical trials that will result in the production of any pharmaceutical or related products that will either be commercially accepted or permitted to be sold by the FDA or any other state or federal regulatory authority; or

•	the Company will ever be able to purchase or be permitted to resell medical grade cannabis or other Finished Products.

Repurchase of Warrants

On April 27, 2015, Lazarus Investment Partners LLP and Lazarus Israel Investment Opportunities Fund, LLLP sold back to the Company us for $0.01 each, warrants to purchase 3,000,000 and 1,000,000 shares, respectively.

INDEX

ITEM 5.                      EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Contract with Mr. John Poss, Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

INDEX

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROWBLOX SCIENCES, INC.

August 19, 2015	By:	/s/ Craig Ellins
Craig Ellins, Chief Executive Officer (Principal Executive Officer)

GROWBLOX SCIENCES, INC.

August 19, 2015	By:	/s/ John Poss
John Poss, Chief Financial Officer (Principal Financial Officer)