Form 10-Q/A
period 2015-06-30
Growblox Sciences, Inc.
filed 2015-08-20
CIK 1165320

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q/A
Amendment No. 1
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number:  333-82580

GROWBLOX SCIENCES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	59-3733133
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
6450 Cameron Street #110A
Las Vegas, Nevada 89118
Phone: (844) 843-2569
 (Address of principal executive offices)

N/A
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There were 45,321,964 shares of common stock, par value $0.0001 per share, outstanding as of August 20, 2015

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

Explanatory Note

The sole purpose of this Amendment No. 1 to Growblox Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from Growblox Sciences, Inc.’s Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 20, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Document and Entity Information — Three Months Ended June 30, 2015;
(ii)	unaudited Condensed Consolidated Balance Sheets — June 30, 2015 and March 31, 2015;

(iii)	unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2015 and 2014;
(iv)	unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2015 and 2014; and

(v)	Notes to the unaudited Condensed Consolidated Financial Statements — Three Months Ended June 30, 2015 tagged as blocks of text.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101 and INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.                      EXHIBITS.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference).
31.1
Certification of the CEO pursuant to §302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference).

31.2
Certification of the CFO pursuant to §302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference).

32
Certification pursuant to §906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, and incorporated herein by reference).

101*
The following financial statements from Growblox Sciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 20, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Document and Entity Information — Three Months Ended June 30, 2015;

(ii)	unaudited Condensed Consolidated Balance Sheets — June 30, 2015 and March 31, 2015;

(iii)	unaudited Condensed Consolidated Statements of Operations — Three Months Ended June 30, 2015 and 2014;

(iv)	unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended June 30, 2015 and 2014; and

(v)	Notes to the unaudited Condensed Consolidated Financial Statements — Three Months Ended June 30, 2015 tagged as blocks of text.

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**
______________________
*    Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2015
GROWBLOX SCIENCES, INC.

By: /s/Craig Ellins
Craig Ellins, Chief Executive
Officer (Principal Executive Officer)

By: /s/John Poss
John Poss, Chief Financial
Officer (Principal Financial Officer)