Form 10-Q
period 2015-12-31
Growblox Sciences, Inc.
filed 2016-02-16
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There were 46,012,647 shares of common stock, par value $0.0001 per share, outstanding as of February 12, 2016.

GROWBLOX SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

INDEX

INDEX
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2015	March 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$66,666	$-
Accounts receivable, net	68,600	50,000
Prepaid expenses	61,664	190,374
TOTAL CURRENT ASSETS	196,930	240,374
Property and Equipment, Net	1,894,802	913,642
Intangible Assets	3,555	3,555
Deposits and Prepayments	241,221	293,920
TOTAL ASSETS	$2,336,508	$1,451,491
CURRENT LIABILITIES:
Accounts Payable	$1,150,804	$677,230
Accrued Interest	33,823	230
Accrued Liabilities	251,977	72,776
Notes Payable	2,143,730	180,000
Deferred Revenue	-	54,409
Deferred Compensation	-	1,522,537
TOTAL CURRENT LIABILITIES	3,580,334	2,507,182
Deferred Revenue	-	220,506
Other Liabilities	-	654,968
TOTAL LIABILITIES	3,580,334	3,382,656
Commitments and Contingencies (Note 6)
STOCKHOLDERS' (DEFICIT)/EQUITY:
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 45,912,647 and 35,972,929 shares issued and outstanding at December 31, 2015 and March 31, 2015	4,730	3,597
Deferred Stock Compensation	2,227,164	1,573,033
Additional Paid In Capital	15,815,505	10,751,690
Accumulated Deficit	(19,128,130)	(14,008,525)
TOTAL GROWBLOX SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	(1,080,731)	(1,680,205)
Non-controlling interest	(163,095)	(250,960)
TOTAL (DEFICIT)/EQUITY	(1,243,826)	(1,931,165)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$2,336,508	$1,451,491

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX
GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014

NET REVENUE	$-	$-	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES	1,128,837	677,737	5,344,747	3,953,095
LOSS FROM OPERATIONS	(1,128,837)	(677,737)	(5,344,747)	(3,953,095)
OTHER INCOME (EXPENSE)
Interest Expense	(23,251)	(283)	(34,481)	-
Other	(2,747)	-	(2,512)	51
Total other expense	(25,998)	(283)	(36,993)	51
NET LOSS	(1,154,835)	(678,020)	(5,381,740)	(3,953,044)
Net income/(loss) attributable to non-controlling interest	(57,976)	(56,398)	(262,135)	(216,105)
NET LOSS ATTRIBUTABLE TO GROWBLOX SCIENCES, INC.	$(1,096,859)	$(621,622)	$(5,119,605)	$(3,736,939)
Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.12)	$(0.13)
Weighted average common shares outstanding - basic and diluted	46,388,156	33,495,053	44,354,340	28,175,582

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX
GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(5,381,740)	$(3,953,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,680	4,943
Stock-based compensation	1,510,999	784,819
Changes in operating assets and liabilities:
Accounts receivable	(18,600)	(150,000)
Prepaid expenses	128,710	-
Stock subscription receivable	-	150,000
Change in other assets	-	(454,520)
Accounts payable	619,153	222,128
Accrued expenses	146,737	55,627
Stock subscription payable	-	25,250
Net cash used in operating activities	(2,862,061)	(3,314,797)
INVESTING ACTIVITIES:
Purchase of property and equipment	(881,595)	(655,204)
Change in deposits	52,699	-
Net cash used in investing activities	(828,896)	(655,204)
FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock and warrants	1,377,848	3,579,662
Proceeds from non-controlling interest	350,000	112,500
Proceeds from notes payable	1,754,872	-
Cash used to purchase warrants	(56,000)	-
Other financing activities	330,903	220,655
Net cash provided by financing activities	3,757,623	3,912,817
Net change in cash and cash equivalent	66,666	(57,184)
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	-	339,327
CASH AND CASH EQUIVALENT AT END OF PERIOD	$66,666	$282,143
Non-cash transactions:
Stock issued to satisfy debt	$377,824	$1,262,411
Stock issued to settle interest expense	$-	$252,304

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of Growblox Sciences, Inc. (the "Company," "We" or "Us") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2015.
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
Significant Accounting Policies
A description of the Company's significant accounting policies is included in Item 15 of its Annual Report on Form 10–K/A (Amendment No. 1) for the fiscal year ended March 31, 2015.
Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

INDEX

Note 2 – Going Concern
The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since April 4, 2001, which have caused an accumulated deficit of approximately $19.1 million at December 31, 2015. In addition, the Company has consumed cash in its operating activities of approximately $2.9 million for the nine months ended December 31, 2015 compared to $3.3 million for the same period last year. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.
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
Note 3 – License Fee
On December 16, 2014, the Company entered into an agreement to license certain proprietary equipment to an entity that intends to market the service of isolating particular cannabis strains for the purpose of developing tissue from those strains so as to create a consistent, brandable product of the customer's choosing from any such strain.   The agreement was conditional upon approval from the appropriate regulatory body. During the nine months ended December 31, 2015, the approval was not granted and the Company became obligated to return the license fee totaling $0.3 million to the licensor. Thus, the related amount was reclassified to current liabilities.
Note 4 – Note Payable
The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP ("Pacific Leaf"), pursuant to which Pacific Leaf has made installment loans (the "Loans") to us in the aggregate amount of $1.5 million and is required to make $250,000 in additional Loans. To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the "Note"), bearing interest at the rate of 6% per annum, payable quarterly.  All outstanding principal and interest due under the Note is due and payable on May 12, 2020. We are required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBS Nevada attributable to our percentage interest in GBS Nevada no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBS Nevada EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Secured Party a security interest in certain of its assets and enter into the lending agreement. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GBS Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments. As of December 31, 2015, the total amount of installments received is $1.75 million.

On February 8, 2016, the Company entered into the Amended and Restated 6% Senior Convertible Promissory Note ("Amended Note") with Pacific Leaf Ventures, LP ("Pacific Leaf").  The amended agreement modifies the 6% Senior Secure Convertible Promissory Note dated May 12, 2015 and effective as of June 8, 2015, in the principal amount of $1.75 million.
Per the terms of the amended agreement, Pacific Leaf may make up to $1.0 million in additional advances to the Company under the Amended Note bringing the total in the aggregate to $2.75 million. The note is convertible at the option of the holder into common shares at a conversion price of $0.25, subject to anti-dilution adjustments. The Company has an option to prepay the Amended Note, without premium or penalty, in whole or in part, with accrued interest to the date of such prepayment.
Until the payment in full of the Amended Note, the Investor or its designee shall have the option (the "Option") to purchase up to a 20% membership interest in GB Sciences Nevada LLC ("GBNV") from GBNV for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBNV.
In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Amended Royalty Agreement, the royalty rate at any tie shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of 1.75 million by $1.0 million, multiplied by the gross revenues of GBNV.  On the earlier of (i) the seventh anniversary of the royalty payment date, and (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.
On February 11, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $500,000.
Note 5 – Capital Transactions
During the nine months ended December 31, 2015, the Board of Directors passed a resolution to temporarily reduce the exercise price of such B warrants from $2.00 per share to $0.20 per share in order to encourage the exercise of its B warrants, and the holders of the B warrants were notified of such temporary exercise price reduction.   As a result of this incentive, B warrants to purchase 2,192,112 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $0.4 million.

INDEX

On April 22, 2015, the Chief Executive Officer of Growblox Sciences Puerto Rico LLC, purchased 2,820,000 shares of common stock for $0.6 million or $0.21 per share.  The Company agreed to register such common stock for resale under the Securities Act pursuant to a registration rights agreement. In addition, the Company sold 1,965,833 shares of common stock to investors for $0.21 per share, resulting in total proceeds of $0.4 million. The Company also issued 476,190 shares of common stock during the current period, the warrants of which were purchased in March 2015 for $0.21 per share, or $100,000.

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

During the nine months ended December 31, 2015, the Company issued an aggregate of 2,759,250 shares of common stock in settlement and release of certain obligations owed by the Company to various persons and recorded related expenses of $1.0 million, as follows:

•
The Company issued 903,750 shares of restricted common stock in connection with the conversion of $0.3 million in indebtedness owed by us to various persons at a conversion price of approximately $0.30 per share.

•	The Company issued 1,829,500 shares of restricted common stock as compensation for consulting services. The Company recorded approximately $0.6 million of compensation expense.

•
The Company issued 26,000 shares of restricted common stock pursuant to the terms of a July 23, 2015 Investor Relations Consulting Agreement (the "IRCA"). The 26,000 shares represent payment for the four months of the IRCA.

The Company issued 569,400 shares of common stock to employees and recorded an expense of $0.6 million.

During the nine months ended December 31, 2015, the Company cancelled 892,400 shares of common stock of which 392,400 shares represented shares erroneously issued and associated with unexercised options, 100,000 shares represented shares erroneously issued under an employment agreement, and 400,000 shares represented shares which were subject to forfeiture pursuant to the term of an employment agreement.

During the nine months ended December 31, 2015, the Company modified and restructured certain employee agreements which resulted in a reclassification of previously recognized compensation obligations recorded as current and noncurrent obligations to equity.
As of December 31, 2015, the Company sold 100,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50. The Company also issued 333,333 shares of restricted common stock for aggregate consideration of $100,000, or $0.30 per share.
Note 6 – Commitments and Contingencies
On April 2, 2014, the Company commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the "Action"). After the change of name of Signature Exploration and Production Corporation, the caption was amended to substitute Growblox Sciences, Inc. as the plaintiff. The complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, Growblox Sciences, Inc. pursuant to certain share conversion rights held under promissory notes in the aggregate amount of $75,000, given by a related party of ours to the entity defendants GCM and Strategic.

INDEX
On May 9, 2014, defendants filed an answer denying the complaint's material allegations, and asserted a counterclaim against us, against persons identified as certain of our officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. The Company moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for unjust enrichment, in which recovery would be based on quantum merit, that is, upon the alleged value of any benefit conferred by defendants to us through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim we are unable at present to advise what specific sum of money damages is sought. The Company did not challenge the fifth count of the counterclaim at this stage that seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes.
On August 19, 2015, Cathryn Kennedy, our former Chief Financial Officer, filed a Complaint against us in the District Court in Clark County, Nevada alleging that she was assigned new duties by us which constituted a termination without cause effective July 24, 2015, and that as a consequence thereof she is entitled to severance, vacation pay, and stock compensation from us pursuant to her Employment Agreement dated November 18, 2014. The Company intends to vigorously defend itself against these allegations.
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
Note 7 – Loss per Share
The Company's basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 20,832,328 and 29,520,288 potentially dilutive common shares at December 31, 2015 and March 31, 2015, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
Note 8 – Subsequent Events
On February 8, 2016, the Company entered into the Amended and Restated 6% Senior Convertible Promissory Note ("Amended Note") with Pacific Leaf Ventures, LP ("Pacific Leaf").  The amended agreement modifies the 6% Senior Secure Convertible Promissory Note dated May 12, 2015 and effective as of June 8, 2015, in the principal amount of $1.75 million.
Per the terms of the amended agreement, Pacific Leaf may make up to $1.0 million in additional advances to the Company under the Amended Note bringing the total in the aggregate to $2.75 million. The note is convertible at the option of the holder into common shares at a conversion price of $0.25, subject to anti-dilution adjustments. The Company has an option to prepay the Amended Note, without premium or penalty, in whole or in part, with accrued interest to the date of such prepayment.
Until the payment in full of the Amended Note, the Investor or its designee shall have the option (the "Option") to purchase up to a 20% membership interest in GB Sciences Nevada LLC ("GBNV") from GBNV for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBNV.
In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Amended Royalty Agreement, the royalty rate at any tie shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of 1.75 million by $1.0 million, multiplied by the gross revenues of GBNV.  On the earlier of (i) the seventh anniversary of the royalty payment date, and (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.
On February 11, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $500,000.

INDEX
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts" or "continue" , which list is not meant to be all-inclusive and other such negative terms and comparable technology.  These forward-looking statements, include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (1)product demand, market and customer acceptance of Growblox Sciences products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv)competition pricing and development difficulties, (v) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC"). The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
The following discussion highlights the Company's results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis is based on the Company's unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.
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
We were incorporated in the State of Delaware on April 4, 2001, under the name "Flagstick Venture, Inc." On March 28, 2008, stockholders owning a majority of our outstanding common stock approved changing our then name "Signature Exploration and Production Corp." as our business model had changed.
Plan of Operation
The Company believes that it is a leader in developing innovative technologies and solutions to convert the cannabis plant into medicines, therapies and treatments for a variety of ailments.  We intend to conduct our business operations primarily through subsidiaries in three distinct operating units which we designate as our "Solutions," "Sciences" and "Products" divisions.

INDEX
Our Solutions division involves the development and use of our proprietary suite of controlled-climate indoor agricultural technology growing and cultivation Suites, which we call "TissueBLOX," "GrowBLOX," "CureBLOX" and "ExtractionLAB" (collectively, the "GrowBLOX Suites"). Our GrowBLOX Suites are engineered and designed to cultivate medical grade cannabis and create cGMP-certified plant extracts, and thereafter to enable us to process and manufacture a variety of pharmaceutical, nutraceutical and cosmeceutical formulations and products based on these certified raw ingredients.
Our Science division will seek to create and validate the effectiveness of proprietary formulations of active ingredients derived from the cannabis plant, in combination with "big data" driven clinical research and development programs to bring pain relief and potential cures to patients suffering from a variety of neurological and other diseases. Our Science division is currently engaged in preclinical testing of its biopharmaceutical cannabinoid product prototypes to begin future human clinical trials. In addition, we are seeking co-development partners to assist us with growing a phytocannabinoid-based biopharmaceutical product pipeline.
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
Subsidiaries
Our wholly-owned subsidiary GB Sciences Nevada, LLC ("GBS Nevada") leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. GBS Nevada holds a provisional certificate from the Division of Public & Behavioral Health of the Nevada Department of Health and Human Services to operate an establishment to cultivate medical cannabis at its Las Vegas location. The certificate is considered provisional until the establishment is in compliance with applicable local government requirements and has received a state business operating license. Granted in November 2014, the provisional certificate is subject to revocation if a medical marijuana establishment is not fully operational within 18 months from receipt.
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
In March 2015, the Company and GBS Nevada entered into a binding memorandum (the "Memorandum") with GBS Nevada Partners, LLC ("GBS Partners"), the local minority members of GBS Nevada. Under the terms of such agreement, our equity in GBS Nevada was to increase from 55% to 65%, GBS Nevada was to retain its existing certification to cultivate and grow cannabis and, if and when issued by Clark County and/or Las Vegas, Nevada, the delivery certification. If and when issued, the dispensary certification was to be assigned to an entity to be wholly-owned by the minority owners of GBS Nevada. In consideration for such assignment, the entity operating the dispensaries was to agree to purchase a minimum of 20% of its inventory of cannabis from GBS Nevada and pay to us 10% of all profits derived from its dispensary business. In addition, GBS Nevada was to retain the delivery certificate and the exclusive right to provide all delivery services on behalf of the dispensaries that are permitted by applicable state and local Nevada law. The delivery and dispensary certifications have yet to be issued and none of the actions contemplated by the Memorandum have been taken. Further to the determination to separate the business activities of GBS Nevada and ownership rights therein, on August 17, 2015, we entered into an agreement (the "Separation Agreement") with GBS Partners, pursuant to which the rights and obligations of the parties contemplated by the Memorandum were expanded upon. Pursuant thereto, we became the sole shareholder of GBS Nevada which retained the Clark County cultivation license together with all related Supplemental Use Permits ("SUPs") and state certificates. GBS Partners will receive the Clark County and City of Las Vegas dispensary location licenses together with related SUPs and state certificates. In connection therewith, the parties intend to enter into a ten year Consignment and Delivery Agreement (the "CDA"). For a more detailed description of the Separation Agreement and CDA see Part II, Item 5 of this Form 10-Q.

INDEX
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
Installment Loan Financing – Convertible Debenture
On May 12, 2015, we entered into a note purchase agreement, (the "NPA") effective as of June 9, 2015, with Pacific Leaf Ventures, LP ( "Pacific Leaf"), pursuant to which Pacific Leaf agreed to make installment loans to us in the aggregate amount of $1.75 million (the "Loans"). The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GBS Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. Currently, the Company expects to achieve operating revenues in June or July 2016. Under the NPA, Pacific Leaf made advances resulting in total Loans of $1.75 million at December 31, 2015.
Pursuant to the NPA, the Company was to receive an initial installment of $0.1 million on June 9, 2015, a second installment of $0.6 million on July 9, 2015, a third installment of $0.7 million on August 9, 2015 and a fourth and final installment of $0.35 million on September 9, 2015. The installment advances were designed to coincide with the Company's construction and implementation needs for the cultivation facility for GBS Nevada.  The note is convertible at the option of the holder into common shares of the Company at a conversion price of $0.50, subject to anti-dilution adjustments.
On February 8, 2016, the Company entered into the Amended and Restated 6% Senior Convertible Promissory Note ("Amended Note") with Pacific Leaf Ventures, LP ("Pacific Leaf").  The amended agreement modifies the 6% Senior Secure Convertible Promissory Note dated May 12, 2015 and effective as of June 8, 2015, in the principal amount of $1.75 million.
Per the terms of the amended agreement, Pacific Leaf may make up to $1.0 million in additional advances to the Company under the Amended Note bringing the total in the aggregate to $2.75 million. The note is convertible at the option of the holder into common shares at a conversion price of $0.25, subject to anti-dilution adjustments. The Company has an option to prepay the Amended Note, without premium or penalty, in whole or in part, with accrued interest to the date of such prepayment.
Until the payment in full of the Amended Note, the Investor or its designee shall have the option (the "Option") to purchase up to a 20% membership interest in GB Sciences Nevada LLC ("GBNV") from GBNV for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBNV.
In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Amended Royalty Agreement, the royalty rate at any tie shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of 1.75 million by $1.0 million, multiplied by the gross revenues of GBNV.  On the earlier of (i) the seventh anniversary of the royalty payment date, and (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.
On February 11, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $500,000.
RESULTS OF OPERATIONS
The following table sets forth certain of our Statements of Operations data:
	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Revenue	$ -	$ -	$ -	$ -
General and administrative expenses	1,128,837	677,737	5,344,747	3,953,095
Other income/(expense)	(25,998)	(283)	(36,993)	51
Loss attributable to non-controlling interest	(57,976)	(56,398)	(262,135)	(216,105)
Net income/(loss)	(1,096,859)	(621,622)	(5,119,605)	(3,736,939)
Comparison of the Three Months Ended December 31, 2015 and December 31, 2014
Revenues
The Company had no operating revenues for the three months ended December 31, 2015, and December 31, 2014, and has not achieved any operating revenues to date.
General and administrative expenses
General and administrative expenses increased $0.5 million to $1.1 million for the three months ended December 31, 2015 compared to $0.7 million for the three months ended December 31, 2014. The increase in primarily attributable to increases in consulting and advisory services related to our licensing procedures offset by a decrease in expenses related to investor relations.

INDEX
Other expense
Total other expense increased by $0.03 million compared to the same period in prior year primarily due to the recognition of accrued interest at December 31, 2015 pertaining to the loan received from Pacific Leaf.
Comparison of the Nine Months Ended December 31, 2015 and December 31, 2014
Revenues
The Company had no operating revenues for the nine months ended December 31, 2015, and December 31, 2014, and has not achieved any operating revenues to date.
General and administrative expenses
General and administrative expenses increased $1.4 million to $5.3 million for the nine months ended December 31, 2015 compared to $4.0 million for the nine months ended December 31, 2014. The increase in primarily attributable to increases in professional fees, consulting, and advisory services related to our licensing procedures combined with increase in utilities and facilities expenses due to additional facilities leased during the nine months ended December 31, 2015. These increases were offset by a decrease in expenses related to investor relations.
Other expense
Total other expense increased by $0.04 million compared to the same period in prior year primarily due to the recognition of accrued interest at December 31, 2015 pertaining to the loan received from Pacific Leaf.
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
At December 31, 2015, cash was $0.1 million, other current assets excluding cash were $0.1 million and our working capital deficit was $3.4 million. At the same time, current liabilities were approximately $3.6 million, which consisted principally of $1.2 million in accounts payable, $2.1 million in notes payable, and $0.3 million in accrued liabilities. At March 31, 2015, cash was $0, and other current assets, excluding cash was $0.2 million. At the same time, current liabilities were $2.5 million, which consisted principally of $1.5 million in deferred compensation, $0.7 million in accounts payable, and $0.2 million in notes payable. The working capital deficit at March 31, 2015 was $2.3 million.  A change in our liquidity position at December 31, 2015 compared to March 31, 2015 is primarily attributable to the $1.75 million Pacific Leaf note becoming current.

INDEX
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities was $2.9 million for the nine months ended December 31, 2015, as compared to net cash used of $3.3 million for the nine months ended December 31, 2014. The decrease in net cash used in operations was primarily due to an increase in stock based compensation and accounts payable offset by an increase in net loss when compared to the prior period.
Investing Activities
During the nine months ended December 31, 2015 and 2014, the Company used $0.8 million and $0.7 million, respectively, of cash in investing activities. The cash used in investing activities during the nine months ended December 31, 2015 was primarily for the purchase of property and equipment.
Financing Activities
During the nine months ended December 31, 2015 and 2014, cash flows from financing activities totaled $3.8 million and $3.9 million, respectively. Cash flows from financing activities for the nine months ended December 31, 2015 relate primarily to $1.75 million in proceeds from the issuance of debt securities, $1.4 million in proceeds from the issuance of common stock and warrants, and $0.35 million in proceeds from non-controlling interests.
GOING CONCERN
The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $19.1 million as of December 31, 2015, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.
VARIABLES AND TRENDS
In the event the Company is able to obtain the necessary financing to progress with its business plan, the Company expects expenses to increase significantly to grow the business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light of these circumstances.
CRITICAL ACCOUNTING POLICIES
A description of the Company's significant accounting policies is included in Item 15 of its Annual Report on Form 10–K/A (Amendment No. 1) for the fiscal year ended March 31, 2015, as filed with the SEC.
ITEM 3.                  Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

INDEX
ITEM 4.                  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2015 the disclosure controls and procedures were not effective due to material weaknesses resulting from not having a functioning audit committee consisting of independent board members.
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
Changes in Internal Controls
During the fiscal quarter ended December 31, 2015, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1.                  Legal Proceedings
On April 2, 2014, we commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the "Action"). After the change of name of Signature Exploration and Production Corporation, the caption was amended to substitute GrowBlox Sciences, Inc. as the plaintiff. The complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, Growblox pursuant to certain share conversion rights held under promissory notes in the aggregate amount of $75,000, given by a related party of ours to the entity defendants GCM and Strategic.

INDEX
On May 9, 2014, defendants filed an answer denying the complaint's material allegations, and asserted a counterclaim against us, against persons identified as certain of our officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. We moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for unjust enrichment, in which recovery would be based on quantum meruit, that is, upon the alleged value of any benefit conferred by defendants to us through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim we are unable at present to advise what specific sum of money damages is sought. We did not challenge the fifth count of the counterclaim at this stage that seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes.
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
ITEM 1A.                          Risk Factors
There are no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended March 31, 2015, as filed with the SEC.
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
On September 30, 2015 we issued 19,500 shares of our restricted common stock to one person pursuant to a July 23, 2015 Investor Relations Consulting Agreement (the "IRCA"). On October 29, 2015, we issued additional 6,500 shares of restricted common stock in relation to the IRCA. The 26,000 shares issued represent a payment for the four months of the IRCA.
In October 2015, we issued 333,333 shares of our restricted common stock to one person at a price of $0.30 per share or an aggregate of $100,000.
On December 18, 2015, we issued 125,000 shares of our restricted common stock to Sandra Tiffany. ("Executive"). The stock was issued in connection with the transfer of provisional Cultivation Establishment Registration Certificates issued to GWGA, LLC and LVIG Holdings LLC and the Division's provisional Production Establishment Registration Certificate issued to LVOP Holdings LLC to the Executive.
On December 18, 2015, we issued 137,000 shares of our restricted common stock to various persons in connection with consulting services.
On December 31, 2015, we issued 400,000 shares of our restricted common stock in consideration of advisory services.
As of December 31, 2015, we sold 100,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50.

INDEX

Options
On August 1, 2015, we issued 300,000 stock options under our 2014 Equity Incentive Plan to the Executive. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.34 per share.
On August 10, 2015, we issued 600,000 stock options under our 2014 Equity Incentive plan to our Chief Executive Officer. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share.
On October 1, 2015, we issued 111,000 stock options under our 2014 Equity Incentive Plan to a consultant. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share.
On October 5, 2015 and October 7, 2015 we issued 200,000 and 100,000 stock options, respectively, under our 2014 Equity Incentive Plan to the Executive. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.36 and $0.37 per share, respectively.
Share Cancellations
During the nine months ended December 31, 2015, the Company cancelled 892,400 shares of common stock. 392,400 of the cancelled shares represented shares that had been erroneously issued upon vesting of options that were never exercised. 100,000 of the cancelled shares represented the excess number of shares that had been erroneously issued under an employment agreement. 400,000 of the shares represented shares issued under an employment agreement and were subject to forfeiture.
Convertible Note
We entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP ("Pacific Leaf"), pursuant to which Pacific Leaf has made installment loans (the "Loans") to us in the aggregate amount of $1.5 million and is required to make $250,000 in additional Loans. To evidence the Loans, we issued to Pacific Leaf a 6% senior secured convertible promissory note (the "Note"), bearing interest at the rate of 6% per annum, payable quarterly.  All outstanding principal and interest due under the Note is due and payable on May 12, 2020. We are required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBS Nevada attributable to our percentage interest in GBS Nevada. Pacific Leaf has the option, at any time and from time to time, prior to the date on which is made the payment in full of the Note, to convert all or any portion of the outstanding principal amount of the Note into shares of our common stock at an initial conversion price equal to $0.50 per share.
All of the foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.
ITEM 3.                  Defaults Upon Senior Securities
None.
ITEM 4.                  Mine Safety Disclosures
Not Applicable.
ITEM 5.                  Other Information
CFO and COO Appointment
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

INDEX
By letter agreement dated August 10, 2015, we confirmed the terms of the employment of Mr. Poss as our Chief Financial Officer. The term of employment is one year subject to automatic extensions for additional one year periods unless either party chooses to terminate such employment. We may terminate the Employment Agreement at any time with or without cause. If we terminate the Employment Agreement without cause we are required to pay three months' severance to Mr. Poss if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or a subsequent year of employment. No severance payments are due in the case of a termination for cause. Similar severance provisions apply to a termination by Mr. Poss for good reason but not to a termination by Mr. Poss without good reason. We are paying Mr. Poss a monthly salary of $10,000 per month. In addition, in August 2015 we issued 600,000 options to Mr. Poss under our 2014 Equity Incentive Plan. The options are exercisable upon vesting for a period of 10 years from issuance for the purchase of shares of our common stock at a price of $0.30 per share. The options vest ratably on a monthly basis in equal installments over the course of 30 months commencing on the seventh month of the employment period. In the event that Mr. Poss' employment is terminated by us for cause or by Mr. Poss without good reason, all unvested options at the time of termination will be cancelled.
In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the options issued to Mr. Poss shall vest immediately. The number of options issuable to Mr. Poss is subject to increase within 6 months of the commencement of Mr. Poss' employment at the discretion of our Board of Directors. At the end of the third year of employment, the compensation payable to Mr. Poss shall be renegotiated in good faith by the parties.
Effective December 31, 2015 the Company's board of directors also hired John Poss as the Company's President and Chief Operating Officer. Mr. Poss will continue to serve as the CFO of the Company until a suitable replacement can be recruited. It is expected that an amendment to Mr. Poss' employment agreement and compensation will be negotiated during the quarter ending March 31, 2016.
Separation Agreement between GBS Sciences Nevada, LLC and GBS Nevada Partners, LLC
In March 2015, we and GBS Sciences Nevada, LLC ("GBS Nevada") entered into a binding memorandum (the "Memorandum") with GBS Nevada Partners, LLC ("GBS Partners"), the minority member of GBS Nevada. Under the terms of such agreement, our equity in GBS Nevada was to increase from 55% to 65%, and GBS Nevada was to retain its existing certification to cultivate and grow cannabis and, if and when issued by Clark County and/or Las Vegas, Nevada, the delivery certification. It was further agreed that, if and when issued, the dispensary certification would be assigned to an entity to be wholly-owned by GBS Partners. In consideration for such assignment, the entity operating the dispensaries was to agree to purchase a minimum of 20% of its inventory of cannabis from GBS Nevada and pay to us 10% of all profits derived from its dispensary business. In addition, GBS Nevada was to retain the delivery certificate and the exclusive right to provide all delivery services on behalf of the dispensaries that are permitted by applicable state and local Nevada law. The actions contemplated by the Memorandum were never taken because the delivery and dispensary certifications have yet to be issued and our ownership of GBS Nevada remains at 55%.
On August 17, 2015, however, we entered into a letter agreement with GB Partners to expand on the actions contemplated by the Memorandum and to effect an ownership separation. The transfer of the license and 100% of ownership to us was approved by Division of Public & Behavioral Health of the Nevada Department of Health and Human Services on November 24, 2015. Pursuant thereto, we became the sole shareholder of GBS Nevada and retain the Clark County cultivation license and state certificates together with all related SUPs and state certificates.
GBS Partners will receive the Clark County and City of Las Vegas dispensary location licenses, together with related SUPs and state certificates. In connection with the foregoing, the parties agreed to enter into a Consignment and Delivery Agreement ("CDA") with a term of ten years subject to optional extensions for additional five year periods. The initial extension is automatic assuming neither party is in breach of the CDA. Further extensions thereafter, will require mutual agreement of the parties.

INDEX
Pursuant to the CDA, GBS Partners will provide GBS Nevada with 20% of its most prominent in-store retail merchandising shelf space for consignment sales. All after-tax consignment sale proceeds resulting therefrom will be split equally between GBS Partners and GBS Nevada. The CDA will further provide that GBS Nevada will establish and bear all expenses of operating and administrating a local delivery service from the dispensary locations. All product sold through such services will be treated as a consignment sale and as such, all after-tax delivery consignment sale proceeds will be split between GBS Nevada and GBS Partners on an 80/20 basis. The service may also include non-GBS Nevada product to be sold through the service from GBS Partners' county dispensary and in such event, GBS Nevada will retain 20% of the initial sales price thereof.
The CDA will also provide for GBS Nevada to receive a non-dilutable 10% interest in the distributions, profits and equity of all entities that own or have the right to 100% of all dispensary operations. GBS Nevada will also have the right to tag along with any sale or transfer of any direct or derivative interest in the dispensary operation on a pari passu basis.
GBS Partners is required to reimburse GBS Nevada approximately $307,000 for expenses incurred in connection with the application and issuance of an approved provisional state certificate from both the Las Vegas and Clark County dispensaries. Approximately $61,000 of such amount is payable upon the governmental approval of the license transfers. The balance of such amount is payable from the first sale proceeds from dispensary operations and in all events no later than 2 years from the date the county dispensary receives its final certificate of occupancy (the "County Certificate") and opens for business. In the event that the County Certificate is not issued, GBS Partners can defer payment of approximately $153,000 for a maximum of two additional years. Notwithstanding the foregoing, if GBS Partners finances the dispensary operations with a third party resulting in the receipt of net proceeds by GBS Partners, then all expense amounts shall become immediately due and payable.
Management Agreement between Growblox Sciences, Inc. and Compassionate Team of Las Vegas LLC
On August 17, 2015, the Company entered into a Medical Marijuana Establishment Management Agreement with Compassionate Team of Las Vegas LLC ("Compassionate Team") pursuant to the term of which the Company agreed to manage the operation of the Medical Marijuana Establishment for cultivation, located at 2601 Highland Drive, Las Vegas, Clark County, Nevada ("Real Property"). The responsibility and control of all operations shall reside with Compassionate Team as licensee. Growblox Sciences agreed to provide all capital funding to the Medical Marijuana Establishment for cultivation to become fully operational.  Growblox Sciences will receive 70% of the total profits in connection with management services provided which will be distributed on a quarterly basis. The effectiveness of the management agreement is depended upon Compassionate Team providing Growblox Sciences with written proof of Provisional Medical Marijuana Establishment Registration Certificate for cultivation and evidence of approved Special Use Permit and a Compliance Permit at the Real Property.
Issuance and Transfer of Provisional Cultivation and Production Certificates
On August 14, 2015, Sandra Tiffany, the managing member of GWGA, LLC ("GWGA"), LVIG Holdings LLC ("LVIG") and LVOP Holdings LLC ("LVOP") agreed to transfer the State of Nevada, Division of Public and Behavioral Health (the "Division") provisional Cultivation Establishment Registration Certificates to be issued to GWGA and LVIG and the Division's provisional Production Establishment Registration Certificate to be issued to LVOP to us at such time that the Division allows for the transfer of such certificates. The certificates have been issued and transferred to the Executive by the respective entities but have yet to be transferred by the Executive to us. In connection with the issuance of such certificates by the Division, in August 2015, we issued 125,000 shares of our restricted common stock to the Executive. We have agreed to issue an additional 125,000 shares of our restricted common stock to the Executive at the time that the issued certificates are transferred to us. We further agreed to employ the Executive as the General Manager of GB Sciences Nevada LLC effective as of August 1, 2015.
In connection with the transfers to the Executive of the provisional cultivation and production certificate, the Executive has or will make payment to her former partners in the aggregate amount of $86,500. We have agreed by letter agreement dated September 23, 2015 to reimburse the Executive for these payments on or before January 1, 2016 and to pay her an additional $10,000 in consideration of her work related to the project.

INDEX
Tiffany Employment Agreement
On August 1, 2015, we entered into a one-year Executive Employment Agreement (the "Employment Agreement") with Sandra Tiffany (the "Executive") pursuant to which the Executive serves as the General Manager of our subsidiary, GB Sciences Nevada, LLC. The Employment Agreement extends automatically for additional one-year terms unless either party notifies the other, at least 15 days prior to the end of the then existing term, of their determination not to renew. We may terminate the Employment Agreement at any time with or without cause. If we terminate the Employment Agreement without cause we are required to pay three months' severance to the Executive if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or any subsequent year of employment. No severance payments are due in the case of a termination by us for cause. We must provide the Executive with advance notice in the case of a termination for cause in which we identify the manner in which we believe the Executive has failed to perform her duties or identify the other basis for such termination.
The Executive may terminate the Employment Agreement with or without good reason by providing us with notice at least 10 days prior to the date of termination. If the termination is not for good reason, we have no severance obligations to the Executive. If the termination is for good reason, the same severance requirements applicable to a termination by us without cause shall apply.
The Executive's duties under the Employment Agreement include finalizing business plans and budgets, communicating and working with governmental agencies to assure compliance with applicable rules and regulations, coordinating production, overseeing product sale and distribution, and developing operating procedures. The Executive is also responsible for managing cultivation and production facilities and the recruiting, hiring and training of employees.
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
The Employment Agreement also provides for Executive's participation in the Company's Nevada Operations Bonus Pool (the "Bonus Pool") to be established on or before December 31, 2015. The Executive's participation in the Bonus Pool will allow the Executive to receive a bonus in the amount of her annual salary if our Nevada operations achieve 90% of annual projected earnings. If and when the Nevada operations achieve 100% or more of annual projected earnings, Executive shall be entitled to additional compensation in an amount to be mutually determined by the Executive and our CEO.
Pacific Leaf Note Purchase Agreement
We entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015 (the "Effective Date"), with Pacific Leaf Ventures, LP (the "Lender" or "Pacific Leaf"), pursuant to which the Lender agreed to make installment loans to us in the aggregate amount of $1.75 million (the "Loans").  The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements.
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

INDEX
Pursuant to the terms and conditions of the Note Purchase Agreement (the "Agreement"), the Lender has made advances to us as of November 6, 2015 in the aggregate amount of $1.5 million and is required to make additional advances in the amount of $250,000. Currently, the Company expects to achieve operating revenues in March or April 2016.The obligation of the Lender to make each periodic installment advance in connection with the Agreement was and is to subject to satisfaction by us of certain conditions, including compliance with certain covenants and with Nevada legal requirements and no material adverse events. The proceeds of the Agreement can be used only for the purchase of assets, construction, and leasehold improvements related to the cultivation facility.  Part of the assets purchased with the proceeds of the Agreement will include extraction equipment developed by us in cooperation with Pacific Leaf.  The Agreement is secured by a first lien and security interest on (i) the equipment of GBS Nevada, including the equipment purchased with the proceeds of the Agreement, and (ii) our equity in GBS Nevada.
To evidence the Agreement, the Company issued to the Lender a 6% senior secured convertible promissory note, bearing interest at a fixed rate of 6% per annum, payable quarterly (the "Note").  All outstanding principal and interest due under the Note is due and payable on May 12, 2020.  The Company is required to repay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBS Nevada attributable to the percentage interest in GBS Nevada.
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
In a related matter, the Company also entered into an exclusive perpetual license agreement with Pacific Leaf to make use of Pacific Leaf's intellectual property for the cultivation of cannabis and extraction of oils and other strains of cannabis that it has developed or acquired (the "Pacific Leaf Intellectual Property") for the sole use of GBS Nevada in its operations within the State of Nevada; it being understood that any other use of the Pacific Leaf Intellectual Property requires the approval of the licensor.
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

INDEX
Agreement with Growblox Sciences, Puerto Rico
On May 7, 2015, the Company entered into certain agreements with Growblox Sciences, Puerto Rico, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico ("GBSPR").   GBSPR was formed and is being capitalized primarily by Cesar Cordero-Kruger, a prominent business executive and resident of Puerto Rico.
Under the terms of a commercialization agreement between the Company and GBSPR, the Company has granted to GBSPR the exclusive world-wide rights to all of our technology and intellectual property to:
(a)            manufacture, produce, lease and license our indoor series of controlled-climate indoor agricultural technology growing and cultivation chambers engineered and designed to produce medical grade cannabis and other plant extracts (the "Growblox Chambers") and provide remote diagnostic monitoring and servicing of the Growing Chambers to third party growers and processors of hemp, cannabis and other plant extracts;
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
To the extent that GBSPR produces and sells to the Company for resale or distribution pharmaceutical raw materials and products, neutraceuticals and/or cosmeceutical skin care products derived from plants cultivated and grown in Growblox Chambers (collectively, the "Finished Products"), the Company has agreed to establish mutually acceptable transfer pricing between GBSPR and the Company for such Finished Products; failing which agreement, an independent third party will arbitrate such pricing and pricing policies.  In the event that GBSPR is unable to fulfill 100% of the requirements of the customers for Growblox Chambers or Finished Products, GBSPR will subcontract such production to third parties that are reasonably acceptable to the Company.  Neither the Company nor GBSPR may commercially sell (as opposed to leasing or licensing) Growblox Chambers without the consent of both parties.

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
Assuming it completes its initial $1.25 million capitalization, GBSPR may seek to raise an additional $4.75 million of capital in 2015 or thereafter to enable it to expand its business activities.  The operating agreement provides that the terms of such additional financing, if undertaken, have to be unanimously approved by all members of the GBSPR board, including the Company's designees. Under certain conditions, after three years, the operating agreement provides that Mr. Cordero-Kruger or his designated members of the GBSPR board may require the Company to acquire the remaining equity of GBSPR under a formula or consummate another liquidity event for the members of GBSPR.
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
Trenk Consulting Agreement
Effective October 1, 2015 we entered into a 3-year Consulting Agreement (the "Consulting Agreement") with Steven Trenk (the "Consultant") pursuant to which Consultant will assist us in the development of our Cannaplex project. The Cannaplex project involves the syndication of an 80% interest in the physical property owned by Consultant and leased to us for purposes of cultivating marijuana to be used for medical purposes and creating a center for related professional and/or entertainment services. Consultant will assist with arranging for third-party financing needed for such syndication. The Consulting Agreement can be cancelled by mutual agreement if the parties determine that the Cannaplex project cannot be funded or is unable to proceed for other reasons. The Consulting Agreement may also be terminated by us for cause. In connection with the services to be provided by the Consultant under the Consulting Agreement, we are obligated to issue to Consultant upon execution of the Consulting Agreement and on the first and second anniversaries thereof, options to purchase 111,000 shares of our common stock at an exercise price of $0.30 per share. The initial 111,000 options were issued by us on October 1, 2015.

INDEX
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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.
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
* This certification is being furnished and shall not be deemed "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

INDEX
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GROWBLOX SCIENCES, INC.

February 16, 2016	By:	/s/ Craig Ellins
Craig Ellins, Chief Executive Officer (Principal Executive Officer)

GROWBLOX SCIENCES, INC.

February 16, 2016	By:	/s/ John Poss
John Poss, Chief Financial Officer (Principal Financial Officer) and Chief Operating Officer