Form 10-K
period 2016-03-31
Growblox Sciences, Inc.
filed 2016-07-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to ___________

Commission file number: 000-55462

GROWBLOX SCIENCES, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	59-3733133
(State or other Jurisdiction of	(IRS Employer I.D. No.)
Incorporation or Organization)
___________________________

3550 W. Teco Avenue
Las Vegas, Nevada 89118
Phone: (866) 721-0297
 (Address and telephone number of
principal executive offices)
___________________________

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.0001 Par Value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, that being September 30, 2015, was $14,769,754.

The shares outstanding on July 7, 2016 were 57,448,614.

Documents Incorporated by Reference
None

GROWBLOX SCIENCES, INC.
FORM 10-K

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of Growblox Sciences, Inc., a Delaware corporation and its subsidiaries (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates:, believes", "estimates", "predicts" or "continue", which list is not meant to be all-inclusive and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (i)product demand, market and customer acceptance of any or all of the Company's products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv) competition pricing and development difficulties, (v) ability to increase cultivation production, (vi) the timing and extent of changes in prices for medical cannabis, (vii) agricultural risks of growing and harvesting medical cannabis, (viii) the availability of equipment, such as extraction equipment, (ix) the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity, (x) and general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 1.  DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, all references to "Growblox" refers solely to Growblox Sciences, Inc., a Delaware corporation, and all references to "the Company," "we", "us" or "our" in this Annual Report refers to Growblox and its consolidated subsidiaries.

Overview

The Company seeks to be an innovative technology and solution company that converts the cannabis plant into medicines, therapies and treatments for a variety of ailments. The Company is developing and utilizing state of the art technologies in plant biology, cultivation and extraction techniques, combined with biotechnology, and plans to produce consistent and measurable medical-grade cannabis, cannabis concentrates and cannabinoid therapies.
Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near term profitability, we intend to cultivate and dispense cannabis for medical purposes in both Nevada and other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.
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

On March 13, 2014, we entered into a definitive assets purchase agreement for the acquisition of assets, including the Growblox™ cultivation technology which resulted in a change in our corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc.

The Company will cultivate cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC ("GBSN").  GBSN is in the final states of opening Phase 1 of an approximately 28,000 sq. ft. facility in Las Vegas, Nevada.  When all phases of construction are completed, the facility is expected to produce 6,800 pounds of marijuana per year and generate revenues of $16.9 million, based on a projected wholesale price of $2,500 per pound.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction.  Phase 1, due to be completed in August 2016 is expected to produce revenues of $3.4 million per year.  The Company has made completion of all Phases of this facility its number one priority.

Growblox intends to conduct its business operations, primarily through its subsidiaries in three distinct operating units which we designate as our "Solutions," "Sciences" and "Product" divisions.  Our Solutions division involves the development and use of our proprietary suite of controlled-climate indoor agricultural technology growing and cultivation Suites, which we call "TissueBLOX", "GrowBLOX," TM "CureBLOX" and "ExtractionLAB" (collectively, the "GrowBLOX Suites"). Our GrowBLOX Suites are engineered and designed to cultivate medical grade cannabis and create cGMP-certified plant extracts, and thereafter to enable us to process and manufacture a variety of pharmaceutical, nutraceutical and cosmeceutical formulations and products based on these certified raw ingredients.   The GrowBlox Suite currently exists in prototype.  A full production model of the GrowBLOX is scheduled for testing before August 2016.

We believe that the key advantage of our GrowBLOX Suites is that they are capable of producing certified raw materials with consistent and measurable profiles of active ingredients. We believe that producing cannabis-based materials with validated chemical compositions is ideal for scientifically rigorous testing of the safety and effectiveness of these materials as a therapy for patients. If these materials are approved by the FDA they can be marketed in patented pharmaceutical compositions. As such, we believe that the medical grade cannabis and other extracts produced in our GrowBLOX Suites can serve as the raw materials for our Science and Products divisions. We will seek to obtain ISO and Current Good Manufacturing Practices (cGMP) certifications for the process of growing and processing botanical ingredients in our GrowBlox Suites. The manufacture, licensing, installation and support of such equipment will be the focus of our Growblox Sciences Puerto Rico, LLC subsidiary, which will operate our Solutions division.

Our Science division will seek to create and validate the effectiveness of proprietary formulations of active ingredients derived from the cannabis plant in combination with "big data" driven clinical research and development programs to bring pain relief and potential cures to patients suffering from a variety of neurological and other diseases. Our Science division is currently engaged in preclinical testing of its biopharmaceutical cannabinoid product prototypes to begin future human clinical trials. In addition, we are seeking co-development partners to assist us with growing a phytocannabinoid-based biopharmaceutical product pipeline.

We are currently developing and intend to file patent applications for specific, cannabis-based, pharmaceutical formulations that fit within seven broad therapeutic categories. Many of these disease categories are not currently being treated effectively by traditional pharmaceutical companies. Once our patent applications are filed with the U.S. Patent Office, we will submit IND-applications to the FDA and request "orphan drug" designation status for our formulations in some instances or "breakthrough drug" designations in others in order to fast track our clinical trials. In addition, we intend to implement adaptive design clinical trials based on recent FDA-guidance documents. Adaptive design clinical trials have the potential to reduce the total clinical trial time to as little as three to five years, as it has for other new FDA-approved treatments like Gilead's Hepatitis C treatment. Additionally, we believe that our time to market can be reduced because we expect to shortly be able to cultivate and dispense to human recipients consistent and measurable medical-grade cannabis in Nevada and thereafter in other states by licensed dispensaries and oncologists.

It should be emphasized that we face significant hurdles in obtaining FDA approval and certification for our therapies. Not only is the FDA certification process for any proposed pharmaceutical both extremely expensive and time consuming, but the current policy and regulations of the Federal government and some of its agencies are that cannabis has no medical benefit. Despite current Federal policy, there are more than 500 clinical trials currently in process in the United States testing cannabis or marijuana, and they are registered on the FDA-regulated website at www.clinicaltrials.gov. Of these trials, approximately 188 are testing potentially positive clinical effects of cannabis-based therapies.

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

We are also in the preliminary stages of developing, through a third party contactor, a mobile cannabis delivery application - GBLX-PRO. We hope to use GBLX-PRO in dispensary trials to establish correlations between the profiles of active ingredients in the cannabis-based extracts and symptom improvement as reported by patients and confirmed biometrically.  GBLX-PRO would be downloaded into a smart phone. Once data on a user of medical cannabis is obtained and the precise formulation of medical grade cannabis is dispensed, the proposed application will permit a user to remotely order additional deliveries or obtain the identical product by using thumb print identification on his or her smart phone. In addition, by use of a "health" wrist watch, the user's blood pressure, pulse rate and potentially sleep patterns and genetic markers can be accessed; all of which, we believe, would be significant in providing "big data" capabilities for the clinical trials to be conducted by our Science division. We therefore believe that these human clinical trials will help establish the safety and efficacy of our raw cannabis-based formulations. However, at this time, the mobile cannabis delivery application exists only as an early prototype.  Significant time, effort and expenditures will be required to develop fully operational production versions of this technology.

Our principal executive offices and Science and Product divisions operations are located at 3550 W. Teco Avenue, Las Vegas, Nevada.

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

The completion of pre-clinical and clinical trials and FDA-approvals for a pharmaceutical product is traditionally a long and expensive process. However, we believe that strategic partnering and aggressive licensing of these products at early clinical stages can mitigate some of the risks. If we are able to obtain "orphan drug" or "breakthrough drug" fast track status, this would be very helpful in shortening the process; as is the use of the new adaptive design clinical trial strategy. In order to achieve the strategic goals for our Science division, we intend to enter into partnerships or joint ventures with respected, independent contract research organizations, medical schools and other researchers. To this end, in December 2014, we signed a letter of intent with NRC Research Institute, a respected contract research organization in California. It is contemplated that NRC will focus on designing Phase I/II studies in parallel to simultaneously evaluate safety and efficacy of therapeutics.

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

GB Sciences Nevada, LLC and GB Nevada Partners, LLC Separation Agreement

In March 2015, we and GB Sciences Nevada, LLC ("GBSN") entered into a binding memorandum (the "Memorandum") with GBS Nevada Partners, LLC ("GBS Partners"), the minority member of GBSN. Under the terms of such agreement, our equity in GBSN was to increase from 55% to 65%, and GBSN was to retain its existing certification to cultivate and grow cannabis and, if and when issued by Clark County and/or Las Vegas, Nevada, the delivery certification. It was further agreed that, if and when issued, the dispensary certification would be assigned to an entity to be wholly-owned by GBS Partners. In consideration for such assignment, the entity operating the dispensaries was to agree to purchase a minimum of 20% of its inventory of cannabis from GBSN and pay to us 10% of all profits derived from its dispensary business. In addition, GBSN was to retain the delivery certificate and the exclusive right to provide all delivery services on behalf of the dispensaries that are permitted by applicable state and local Nevada law. The actions contemplated by the Memorandum were never taken because the delivery and dispensary certifications have yet to be issued and our ownership of GBSN remains at 55%.

On August 17, 2015, however, we entered into a letter agreement with GB Partners to expand on the actions contemplated by the Memorandum and to effect an ownership separation. The transfer of the license and 100% of ownership to us was approved by Division of Public & Behavioral Health of the Nevada Department of Health and Human Services on November 24, 2015. Pursuant thereto, we became the sole shareholder of GBSN and retain the Clark County cultivation license and state certificates together with all related SUPs and state certificates.
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

Pursuant to the CDA, GBS Partners will provide GBSN with 20% of its most prominent in-store retail merchandising shelf space for consignment sales. All after-tax consignment sale proceeds resulting therefrom will be split equally between GBS Partners and GBSN. The CDA will further provide that GBSN will establish and bear all expenses of operating and administrating a local delivery service from the dispensary locations. All product sold through such services will be treated as a consignment sale and as such, all after-tax delivery consignment sale proceeds will be split between GBSN and GBS Partners on an 80/20 basis. The service may also include non-GBSN product to be sold through the service from GBS Partners' county dispensary and in such event, GBSN will retain 20% of the initial sales price thereof.

The CDA will also provide for GBSN to receive a non-dilutable 10% interest in the distributions, profits and equity of all entities that own or have the right to 100% of all dispensary operations. GBSN will also have the right to tag along with any sale or transfer of any direct or derivative interest in the dispensary operation on a pari passu basis.

GBS Partners is required to reimburse GBSN approximately $307,000 for expenses incurred in connection with the application and issuance of an approved provisional state certificate from both the Las Vegas and Clark County dispensaries. Approximately $61,000 of such amount is payable upon the governmental approval of the license transfers. The balance of such amount is payable from the first sale proceeds from dispensary operations and in all events no later than 2 years from the date the county dispensary receives its final certificate of occupancy (the "County Certificate") and opens for business. In the event that the County Certificate is not issued, GBS Partners can defer payment of approximately $153,000 for a maximum of two additional years. Notwithstanding the foregoing, if GBS Partners finances the dispensary operations with a third party resulting in the receipt of net proceeds by GBS Partners, then all expense amounts shall become immediately due and payable.

Agreement with Growblox Sciences Puerto Rico

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

The grant of rights under the commercialization agreement was subject to the condition that GBSPR obtain not less than $1.25 million of equity financing by no later than September 30, 2015, failing which we could unilaterally terminate the agreement.  GBSPR failed to obtain the funds by September 30, 2015 required pursuant to the commercialization agreement.  Furthermore, the delivery of the approved production version of the Growblox cultivation unit has not yet been completed and the unit has not been delivered for testing. The Company continues to work with GBSPR to finalize the production version of the GrowBLOX and develop an alternative plan for funding.  As of this date, the Company has not cancelled the commercialization agreement and technology license with GBSPR, and would prefer to continue the relationship but, in the absence of a viable funding plan, the Company may cancel the agreements and seek alternative partners for the development and commercialization of the GrowBLOX Suite technology.

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

Assuming it completes its initial $1.25 million capitalization, GBSPR may seek to raise an additional $4.75 million of capital in 2016 or thereafter to enable it to expand its business activities.  The operating agreement provides that the terms of such additional financing, if undertaken, have to be unanimously approved by all members of the GBSPR board, including the Company's designees. Under certain conditions, after three years, the operating agreement provides that Mr. Cordero-Kruger or his designated members of the GBSPR board may require the Company to acquire the remaining equity of GBSPR under a formula or consummate another liquidity event for the members of GBSPR.

There can be no assurance that the proposed initial $1.25 million capitalization of GBSPR will be consummated, or that the contemplated $4.75 million of additional financing will be undertaken or completed upon terms and conditions that are acceptable to GBSPR, if at all.  There can also be no assurance that the proposed business activities of GBSPR will be successful, the ongoing research and development will result in pre-clinical trials or clinical trials that will result in the production of any pharmaceutical or related products that will either be commercially accepted or permitted to be sold by the FDA or any other state or federal regulatory authority, or the Company will ever be able to purchase or be permitted to resell medical grade cannabis or other finished products.

Installment Loan Financing – Convertible Debenture
On May 12, 2015, we entered into a note purchase agreement, (the "NPA") effective as of June 9, 2015, with Pacific Leaf Ventures, LP ( "Pacific Leaf"), pursuant to which Pacific Leaf agreed to make installment loans to us in the aggregate amount of $1.75 million (the "Loans"). The note is convertible at the option of the holder into common shares of the Company at a conversion price of $0.50, subject to anti-dilution adjustments. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. Currently, the Company expects to achieve operating revenues in October 2016.
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
Until the payment in full of the Amended Note, the Investor or its designee shall have the option (the "Option") to purchase up to a 20% membership interest in GB Sciences Nevada LLC ("GBSN") from GBSN for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBSN.
In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Amended Royalty Agreement, the royalty rate at any time shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of $1.75 million by $1.0 million, multiplied by the gross revenues of GBSN.  On the earlier of (i) the seventh anniversary of the royalty payment date, or (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.
Under the NPA, Pacific Leaf made advances resulting in total Loans of $2.1 million at March 31, 2016.
There can be no assurance that:
•	the Company will be able to comply with the covenants under the Pacific Leaf Note Purchase Agreement so as to enable the Company to receive all of the anticipated funding thereunder;
•	there will not be cost over-runs in connection with the purchase and/or lease of the cultivation facility and related equipment resulting in the proceeds of the Loan being insufficient to enable GBSN to complete the installation and commence production of cannabis for medical purposes;
•	a state business license to operate the medical cannabis facility will be issued, or that the Company or GBSN will not violate existing or newly imposed state, county and city regulations in Nevada that would significant restrict or prohibit its proposed business activities; or
•	the proposed business to be conducted by GBSN with the proceeds of the Loan will prove profitable to the Company or its subsidiaries.
A default by the Company under the Note Purchase Agreement could have a material adverse effect on the business.
Although the proposed and actual business activities of GBSN are not illegal within the State of Nevada, the production and sale of cannabis products violate federal laws as presently constituted.

Teco Cultivation Facility

Our wholly-owned subsidiary GB Sciences Nevada, LLC ("GBSN") leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. GBSN holds a provisional certificate from the Division of Public & Behavioral Health of the Nevada Department of Health and Human Services to operate an establishment to cultivate medical cannabis at its Las Vegas location. The certificate was granted in November 2014 and is considered provisional until the establishment is in compliance with applicable local government requirements and has received a state business operating license.

As of March 31, 2016, Pacific Leaf has advanced approximately $2.1 million toward the completion of the build-out of the Company's 28,000 sq. ft. cultivation facility in Las Vegas, Nevada. The money has been used to significantly advance construction. The Company is confident that the facility will be completed and operational by August, 2016. Based on this completion schedule, the Company expects to introduce 800 small cannabis plants to the facility in early August which will lead a revenue generating harvest no later than October 2016.

Additionally, GB Sciences Nevada LLC, the holder of the cannabis cultivation license located in the Teco facility, received notice from its landlord that the lease was in default for technical reasons not related to monthly lease payments. The Company promptly responded and provided evidence that none of the alleged defaults were valid. If, for some reason, the landlord were able to prove a default in the lease and evict the Company from the Teco property, the financial damage to the Company could be material.

Subsequently, an affiliate of Pacific Leaf, W-Net, Inc., entered into an agreement to purchase the building housing our cultivation facility at 3550 West Teco Ave., Clark County, Nevada for a purchase price of $3.9 million.  In conjunction with the purchase agreement, the Company agreed to vacate the premises if the purchase did not close pursuant to the purchase agreement. W-Net has informed the Company that it is confident that the purchase will close pursuant to the agreement.  Failure of W-Net or its assignees to close the purchase of the facility will have a material adverse effect on the Company's ability to generate revenues from conventional cannabis cultivation.

Management Agreement between Growblox Sciences, Inc. and Compassionate Team of Las Vegas LLC
On August 17, 2015, the Company entered into a Medical Marijuana Establishment Management Agreement with Compassionate Team of Las Vegas LLC ("Compassionate Team") pursuant to the term of which the Company agreed to manage the operation of the Medical Marijuana Establishment for cultivation, located at 2601 Highland Drive, Las Vegas, Clark County, Nevada ("Real Property"). The responsibility and control of all operations shall reside with Compassionate Team as licensee. Growblox Sciences agreed to provide all capital funding to the Medical Marijuana Establishment for cultivation to become fully operational in return for a) 70% of EBITDA and b) assignment of 50% membership interest in Compassionate Team after the facility had reached an EBITDA run rate of $1,000,000 per annum. The effectiveness of the management agreement is depended upon Compassionate Team providing Growblox Sciences with written proof of Provisional Medical Marijuana Establishment Registration Certificate for cultivation and evidence of approved Special Use Permit and a Compliance Permit at the Real Property.
In February 2016, Compassionate Team informed the Company that it planned to purchase an alternative building more suitable for development as a cultivation facility than the existing location. The Agreement was amended to accommodate the new location as well as add a potential dispensary license to be developed and operated by the Company under terms similar to the original Agreement.
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

The Company was to pay consideration to Tiffany of $180,000 to reimburse Tiffany for the cost of buying out her former partners, $50,000 in prior legal fees related to buying out her former partners, and 250,000 shares of Growblox Common Stock. The Company also was to employ Tiffany as General Manager of GB Sciences Nevada LLC. Additionally, the Company was required to finance approximately $1.0 million to build-out the subject cultivation and production facilities.
In January 2016 the Company made the assessment that it did not have sufficient financial resources to meet the commitments under this agreement and would instead focus all its resources on completing its Teco facility. Consequently, Tiffany and the Company sought out third parties with the objective of finding potential venture partners that would assume the original costs of the Tiffany agreement.
In April 2016, after exhausting all opportunities, the Tiffany agreement was cancelled. Sandra Tiffany resigned from the Company and will pursue the development of the provisional Cultivation Establishment Registration Certificates issued to GWGA and LVIG and provisional Production Establishment Registration Certificate issued to LVOP on her own. As a result of cancellation of the Tiffany agreement, we no longer have any interest in GWGA and LVIG certificates.
Cost Saving Measures
The Company is "pre-revenue" until its first cannabis harvest occurs in October 2016. Consequently, its only sources of funds for operations are loans and sales of Common Stock. In order to conserve cash resources and maximize utilization of cash toward completing the Teco cultivation facility, the Company adopted several cost saving measures.
•	In January, the Company vacated its offices at 6450 Cameron in Las Vegas, saving $7,000 per month in rent. In May 2016, The Company moved its corporate offices to the Teco facility upon receiving a Certificate of Occupancy for the facility.
•	In March 2016 the Company implemented a furlough of all science-related officers and employees. These employees are expected to return to work the earlier of a) the receipt of revenues from sales of cannabis grown at the Teco facility; or b) identification of critical time-sensitive tasks or projects combined with sufficient resources to pay for the performance of these tasks or projects. As a result of these measures, and other layoffs the Company reduced its expenditures by approximately $45,000 per month.
Management Changes and Board of Directors Expansion

Effective July 27, 2015, the Board of Directors hired John Poss as our Chief Financial Officer.  Effective December 31, 2015 the Company's Board of Directors also hired John Poss as the Company's President and Chief Operating Officer.
Effective April 29, 2016 the Company's Board of Directors was expanded to five members. As a result of the expansion, the Board of Directors elected Leslie Bocskor, Shane Terry and John Poss to serve as Members of the Board of Directors for a term of three years to fill the three existing vacancies.

The Board of Directors also accepted the resignation of Craig Ellins as Chief Executive Officer of the corporation and immediately appointed Craig Ellins to serve as Chief Innovation Officer of the corporation with no changes in his current employment contract.

The Board of Directors elected John Poss to serve as Interim Chief Executive Officer until such time as the Board of Directors can identify and hire a suitable replacement. Mr. Poss has been serving as the CFO of the Company since August, 2015 and its COO since December 31, 2015. He will continue serving as CFO and COO until suitable replacements can be recruited.

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

We believe that the Growblox™ system is economical, environmental and user friendly as it utilizes the following technologies:

• Growblox's™ AeroVAPOR™ misting system delivers all of the moisture, nutrients and oxygen the cannabis plants need to grow through a misting system that recycles the water used. Absolutely, no gray water remains that would traditionally be released back into the environment.
• Energy-efficient LED lighting system.
• Integrated, intelligent control system that continuously monitors, manages, records, and analyzes the cultivation methodology for optimal growth.
• Remote monitoring system sends alerts via text, email and telephone to scientists, botanists and cultivators, recommending adjustments to the Suites cultivation levels.
The Growblox Suite currently exists in prototype.  A full production model of the GrowBLOX is scheduled for testing before August 2016.
We anticipate filing a number of patent applications for specific, cannabis-based, pharmaceutical formulations that fit within seven broad therapeutic categories using phytocannabinoid ingredients extracted from the cannabis plant. Canabinoids, we believe, either in isolated form or in varying combinations within various prototypes of cannabis plants, are either proven, or have the potential, for treatment of numerous conditions including pain, nausea, seizure and inflammation reduction, tumor inhibition, psychotic and anxiety issue, and muscle spasms. There is no assurance that any or all of these patent applications will be filed in the near future or if filed that letters patent will be issued in the near future, if at all. Even if issued, there is no assurance that our patents will afford us with adequate protection for the intellectual property that we may develop.

Government Regulation and Federal Policy

Under the Controlled Substances Act ("CSA"), the policies and regulations of the Federal government and its agencies are that cannabis (marijuana) is a stage 1 narcotic that is addictive and has no medical benefit. Accordingly, and a range of activities including cultivation and the personal use of cannabis is prohibited and subject to prosecution and criminal penalties. Unless and until Congress amends the CSA with respect to medical cannabis, there is a risk that the federal authorities may enforce current federal law, and we may be deemed to be engaged in producing, cultivating, or dispensing cannabis in violation of federal law, or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to our Company's business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our strategic goals, revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. See "Risk Factors" below.
The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical cannabis laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, "Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws." However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against cannabis, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice ("DOJ") has issued Guidance Regarding Cannabis Enforcement to all United States attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

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

In contrast to federal policy, there are currently 25 states and the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation.

Employees

As of March 31, 2016, we employed seven employees consisting of management and support staff.

ITEM 1A. RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes thereto. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operation and cash flows. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. See also "Cautionary Note Regarding Forward-Looking Statements."

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

Our independent auditors' report for the fiscal years ended March 31, 2016 and 2015 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended March 31, 2016 and 2015 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses, has not generated revenue and has had negative operating cash flows since inception of the exploration activities. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2016 and 2015, we incurred net losses of $6.8 million and $7.7 million respectively, and we had an accumulated deficit of $20.8 million and $14 million respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We will need additional capital to sustain our operations and will need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business plan could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to implement our strategies, develop our intellectual property base, and establish our targeted levels of commercial production. There is no assurance that it will be able to raise the amount of capital needed for future growth plans.

Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter, especially if we are to develop our Science division and start to conduct, individually or with joint venture partners, pre-clinical and clinical trials for potential pharmaceutical, nutraceutical or cosmeceutical products derived from cannabis. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment requirements for research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

In order for GB Sciences Puerto Rico to finalize the production version, commence the manufacture, licensing, installation and servicing of our proprietary GrowBLOX Suites, it will need to raise up to $5 million of financing. There is no assurance that he will be able to do so or that even if such financing is obtained that it will be sufficient to enable our Puerto Rico subsidiary to effectively commence operations. There is also no assurance that there will be any significant third demand to license or lease our GrowBLOX Suites or that, even if successfully established, our Solutions division will ever be able to operate profitably.

The inability of our Solutions division to raise sufficient funds to complete commercialization of the Growblox Technology Suite and to establish its business would materially and adversely affect our proposed Science and Products division and our business prospects taken as a whole.

We must establish a cannabis cultivation facility in Nevada by August 2016

Our GB Sciences Nevada, LLC ("GBSN") subsidiary holds a provisional cultivation certificate for a cannabis cultivation facility which must be operational by August 2016. Although we have obtained a maximum $2.75 million line of credit to construct such facility to be funded in installments, there can be no assurance that:

•	we will be able to comply with our loan covenants to enable it to receive all of the anticipated funding thereunder;

•	there will not be cost over-runs in connection with the purchase and/or lease of the cultivation facility and related equipment resulting in the proceeds of the loan being insufficient to enable us to timely complete the facility and commence production of cannabis for medical purpose;

•	a final certificate to cultivate medical cannabis at the Las Vegas facility will be issued, or we or GBSN will not violate existing or newly imposed state, county and city regulations in Nevada that would significant restrict or prohibit proposed business activities; or

•	the proposed business to be conducted by GBSN will prove profitable.

The occurrence of any of the above events could have a material adverse effect on our business and prospective cash flow.

Drug research and development programs typically involves huge expenditures, long periods to obtain FDA approvals and the potential that such prospective pharmaceutical products will not prove to be safe and effective.

The production of FDA-approved pharmaceutical products and related drug is typically a highly expensive a long and drawn out process, typically involving hundreds of millions of dollars and a decade or more to achieve. Although we believe that some, if not all, of our planned cannabinoid based pharmaceutical protocols can qualify for "orphan drug" status and be accelerated through the FDA approval process, there can be no assurance that this will be the case.

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

Although we believe that we can significantly reduce the costs of engaging in FDA certified pre-clinical and clinical trials, including traditional Phase IV human trials, by obtaining data from existing users of our medical cannabis protocols, there can be no assurance that such data will be available, or if it is, that the FDA will accept our data. There is the further risk that the anticipated costs of producing an FDA approved drug will not escalate to the point that will cause us and any of our prospective development partners to abandon such efforts.

Even if we do develop an FDA-approved pharmaceutical product, there is the risk that it will not be saleable to a major pharmaceutical company (either before or after completion of the FDA approval process), or that other competing drugs will not be produced providing the same medical benefits.

Accordingly, there is a significant risk that we will never be able to generate a return on our investment, and we could lose our entire investment in our Science division. Either of such events, would have a material adverse effect on our business prospects and equity value.

Federal law prohibits the use of cannabis for the purposes in which the Company expects to engage.

Under the federal Controlled Substances Act ("CSA"), cannabis is deemed to be a Stage One narcotic that has no medical benefit. Therefore a range of activities including cultivation and the personal use of cannabis is prohibited and is a criminal offense. Unless and until Congress amends the CSA with respect to medical cannabis, as to the timing or scope of any which amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The current policy and regulations of the Federal government and its agencies, including the U.S. Drug Enforcement Agency and the FDA, are that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of Federal law. Although 24 states and District of Columbia have passed legislation permitting the cultivation and dispensing of medical cannabis, these laws are, in many jurisdictions, subject to strict regulation and limitations and are still being developed. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the ability of the Company to develop its business plan even though it is allowed by state regulation in the various states in which the Company intends to operate. Although research and development in the growing and processing of cannabis products for medicinal purposes and in seeking to obtain state permits for the cultivation and sale of cannabis products are not in violation of Federal law, our business plan to conduct our Solutions and Products divisions, even if conducted within the parameters of any state licenses or permits we are able to obtain, will violate federal laws, as currently in effect. Accordingly, even if the Company is successful in obtaining a cultivation and dispensing license or permit in Nevada or other states and operates pursuant to such licenses, if federal law does not change, we believe the Company will at that time be in violation of federal law. If existing federal laws are enforced by the United States Department of Justice or the FDA, it is likely that our proposed business will be significantly and materially adversely affected.

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

Currently, twenty five states and the District of Columbia allow the use of medicinal cannabis.   While we believe that the number of states that allow the use of medicinal cannabis will grow, there can be no assurance that it will, and if it does not, there can be no assurance that the twenty five existing states and/or the District of Columbia won't reverse their position and disallow it.  If either of these things happens, then not only will the growth of our business be materially impacted, we may experience declining revenue as the market for our products and services declines.

Because the business activities of some of our customers are illegal under Federal law, we may be deemed to be aiding and abetting illegal activities through the services that we provide to those customers. As a result, we may be subject to actions by law enforcement authorities which would materially and adversely affect our business.

We provide services to customers that are engaged in businesses involving the possession, use, cultivation, and transfer of cannabis. As a result, law enforcement authorities may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another's criminal activities. Such an action would have a material effect on our business and operations.

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

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized cannabis to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Four states, Colorado, Oregon, Alaska, and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical cannabis exemptions. For example, Colorado has limits on the number of cannabis plants that can be homegrown. In most states, the cultivation of cannabis for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical cannabis needing care or that person's caregiver. Active enforcement of state laws that prohibit personal cultivation of cannabis may indirectly and adversely affect our business and our revenue and profits.

It is possible that federal or state legislation could be enacted in the future that would prohibit us from selling our products or any resulting cannabis products, and if such legislation were enacted, it could prevent us from generating revenue, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational cannabis growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of our products is found in the definition of "drug paraphernalia." Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful.

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

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and "may not" be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. To date we are unaware if any banks have relied on the guidance and taken on legal marijuana companies as clients.

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

The industry in which we operate is subject to intense and increasing competition. Some of our competitors have greater capital resources, facilities and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect or develop our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors' products. We will rely on patents, copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

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

We are not aware of any infringement by us of any person's or entity's intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

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

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some of our potential customers. Finally, we do not maintain "key person" life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

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

If we are unable to adopt or incorporate technological advances into Growblox™'s equipment products, our business could become less competitive, uncompetitive, or obsolete and we may not be able to compete effectively with competitors' products.

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

Our officers and directors currently own approximately 30% of our outstanding common stock, and have approximately 30% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, the Company's minority stockholders will have little or no control over its affairs.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors' views of us.

As of March 31, 2016, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2016, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

•	Lack of a functioning audit committee consisting of independent Board members as well as a lack of expertise with respect to the application of US GAAP and SEC rules and regulations and;
•	Inadequate segregation of duties consistent with control objectives; and
•	Lack of audit committee members with prior experience in financial accounting and the application of US GAAP.

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

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Currently we have insurance coverage in place for business personal property located at 3550 W. Teco Avenue, Las Vegas, Nevada 89118, as well as workers' compensation insurance, directors and officers' liability insurance, and general liability insurance.

Insurance that is otherwise readily available is more difficult for us to find, and more expensive, because we engaged in the medicinal cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We expect to experience volatility in the price of our common stock, which could negatively affect stockholders' investments.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has little experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties and our management would have to divert resources from attending to our business plan.

Our common stock is categorized as "penny stock," which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock is categorized as "penny stock". The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share, and is therefore considered "penny stock." This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockholder's ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

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

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a par value of $0.001 per share. As of June 29, 2016, we had 57,297,185 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of us.

Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after an "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Delaware law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Delaware's business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None

ITEM 2.  PROPERTY

Our executive offices and our Science and Product divisions are located at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a five year lease expiring December 31, 2020 at a monthly base rental of $28,432. Our Growblox Sciences Puerto Rico, LLC subsidiary lease offices in San Juan, Puerto Rico under a one year lease expiring January 31, 2017 at a monthly rental of $1,500.

ITEM 3.  LEGAL PROCEEDINGS

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
The Company and its adversaries entered an agreement in principle, subject to the execution of formal documents and dated as of June 20, 3016, to settle and dismiss the action. The Company's board approved the settlement on July 6, 2016. The parties are in the process of executing a formal, written settlement agreement. Under the settlement, the Company will deliver 1.4 million shares of its common stock to its adversaries. Craig Ellins, formerly CEO of the Company and now its chief scientific officer, will deliver 3 million shares that he owns personally. Based on our estimate of potential outcomes, we have accrued $0.5 million with respect to this matter as of March 31, 2016.
On August 19, 2015, Cathryn Kennedy, our former Chief Financial Officer, filed a Complaint against us in the District Court in Clark County, Nevada alleging that she was assigned new duties by us which constituted a termination without cause effective July 24, 2015, and that as a consequence thereof she is entitled to severance, vacation pay and stock compensation from us pursuant to her Employment Agreement dated November 18, 2014.  On April 8, 2016, the Company entered into a mutual agreement with Cathryn Kennedy per terms of which the Company issued 200,000 of its unrestricted common shares in exchange for a full dismissal with prejudice of all causes of action pending in the above-referenced Complaint.
ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Growblox Sciences, Inc.'s common stock is quoted on the OTCQB under the symbol "GBLX".

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2016	High ($)	Low ($)
Fourth Quarter	$0.24	$0.14
Third Quarter	$0.39	$0.11
Second Quarter	$0.41	$0.01
First Quarter	$0.74	$0.19
Fiscal Year 2015
Fourth Quarter	$0.48	$0.15
Third Quarter	$1.51	$0.31
Second Quarter	$1.48	$0.67
First Quarter	$6.28	$0.98

As of June 29, 2016, there were 168 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

Common Stock

In February 2016, we issued 612,500 shares of our restricted common stock in connection with consulting services.

During the three months ended March 31, 2016, we sold 565,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50.

All of the foregoing securities, including Growblox common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

Options

On January 5, 2016, we issued 225,000 stock options under our 2014 Equity Incentive Plan to various advisors pursuant to the Drug Discovery Committee Agreements. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.18 per share.

Convertible Notes and Warrants

In February 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $192,500 resulting in aggregate proceeds of $175,000 reflecting a 9.1% original discount and a nominal rate of 10%. The Note is payable within one year of issuance and is convertible into 962,500 shares of the Company's common stock and 962,500 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $94,037 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $66,912 was recorded based on the fair value of the 962,500 warrants attached to the note. This value was derived using the Black-Scholes valuation model.
In March 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $300,000 resulting in aggregate proceeds of $250,000 reflecting a 16.67% original discount and a nominal rate of 20%. The Note is payable within one year of issuance and is convertible into 1,500,000 shares of the Company's common stock and 1,500,000 common stock to purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $143,750 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $93,750 was recorded based on the fair value of the 1,500,000 warrants attached to the note.

The Notes and Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

The following discussion of the plan of operation, financial condition and results of operations should be read in conjunction with the Company's financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

Executive Overview

The Company seeks to be an innovative technology and solution company that converts the cannabis plant into medicines, therapies and treatments for a variety of ailments. The Company is developing and utilizing state of the art technologies in plant biology, cultivation and extraction techniques, combined with biotechnology, and plans to produce consistent and measurable medical-grade cannabis, cannabis concentrates and cannabinoid therapies.
Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near term profitability, we intend to cultivate and dispense cannabis for medical purposes in both Nevada and other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

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

On March 13, 2014, we entered into a definitive assets purchase agreement for the acquisition of assets, including the Growblox™ cultivation technology which resulted in a change in our corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc.

The Company will cultivate cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada LLC ("GBSN").  GBSN is in the final states of opening Phase 1 of an approximately 28,000 sq. ft. facility in Las Vegas, Nevada.  When all phases of construction are completed, the facility is expected to produce 6,800 pounds of marijuana per year and generate revenues of $16.9 million, based on a projected wholesale price of $2,500 per pound.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction.  Phase 1, due to be completed in August 2016 is expected to produce revenues of $3.4 million per year.  The Company has made completion of all Phases of this facility its number one priority.

Results of Operations

The following table sets forth selected data of our Statement of Operations:

	Twelve months ended March 31,
	2016	2015

Revenue	$-	$-
General and administrative expenses	6,958,769	7,973,850
Other income/(expense)	(120,209)	135
Loss attributable to non-controlling interest	(307,643)	(250,960)
Net income/(loss)	(6,771,335)	(7,722,755)

Revenues. The Company had no operating revenues for the twelve months ended March 31, 2016, and March 31, 2015, and has not achieved any operating revenues to date.

General and Administrative Expenses. General and administrative expenses decreased $1 million or 12.7% during the fiscal year ended March 31, 2016 compared to fiscal year ended March 31, 2015. The decrease is primarily due $2.7 million reduction in employee share based compensation expense offset by $0.8 million increase in outside services expense due to restricted stock issued to various consultants during the fiscal year ended March 31, 2016, $0.5 million increase in Growblox Sciences Puerto Rico, LLC operating expenses, and $0.4 million increase in payroll related expenses.

Other Income/(Expense). Other expenses increased by $0.1 million during the period compared to the twelve months ended March 31, 2015. The increase in primarily due to the recognition of $0.07 million in accrued interest related to the Pacific Leaf Loan and $0.04 million amortization of the debt discount related to the beneficial conversion features recorded on the convertible debt.

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

At March 31, 2016, the Company had cash balance $0.03 million, other current assets excluding cash were $0.2 million and our working capital deficit was $2.1 million. Current liabilities were approximately $2.3 million, which consisted principally of $0.9 million in accounts payable, $0.8 million in accrued liabilities, and $0.5 million in notes payable. At March 31, 2015, cash was $0, and other current assets, excluding cash was $0.2 million and our working capital deficit was $2.3 million. Current liabilities were approximately $2.5 million, which consisted principally of $1.5 million in deferred compensation, $0.7 million in accounts payable, and $0.2 million in notes payable. An improvement in our liquidity position at March 31, 2016 compared to March 31, 2015 is primarily attributable to decrease in deferred compensation.

Sources and Uses of Cash

Operating Activities

Cash flows used in operations were $3.6 million and $3.3 million for the fiscal years ended March 31, 2016 and 2015, respectively. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the twelve months ended March 31, 2016 and 2015, the Company used $0.9 million and $1 million, respectively, of cash in investing activities. The cash used in investing activities during the twelve months ended March 31, 2016 and 2015 was primarily for the purchase of property and equipment.

Financing Activities

During the twelve months ended March 31, 2016 and 2015, cash flows from financing activities was $4.5 million and $3.9 million, respectively. Cash flows from financing activities for the twelve months ended March 31, 2016 relate primarily to $2.2 million in proceeds from the issuance of debt securities, $1.5 million in proceeds from the issuance of common stock and warrants, and $0.5 million in proceeds from non-controlling interests.

Cash flows from financing activities for the twelve months ended March 31, 2015 relate primarily to $4.1 million in proceeds from the issuance of common stock and warrants offset by $0.3 million cash used for other financing activities.

Installment Loan Financing – Convertible Debenture
On May 12, 2015, we entered into a note purchase agreement, (the "NPA") effective as of June 9, 2015, with Pacific Leaf Ventures, LP ( "Pacific Leaf"), pursuant to which Pacific Leaf agreed to make installment loans to us in the aggregate amount of $1.75 million (the "Loans"). The note is convertible at the option of the holder into common shares of the Company at a conversion price of $0.50, subject to anti-dilution adjustments. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada, LLC ("GBSN"). Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. Currently, the Company expects to achieve operating revenues in October 2016.
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
Until the payment in full of the Amended Note, the Investor or its designee shall have the option (the "Option") to purchase up to a 20% membership interest in GB Sciences Nevada LLC ("GBSN") from GBSN for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBSN.
In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Amended Royalty Agreement, the royalty rate at any time shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of $1.75 million by $1.0 million, multiplied by the gross revenues of GBSN. On the earlier of (i) the seventh anniversary of the royalty payment date, or (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.
Under the NPA, Pacific Leaf made advances resulting in total Loans of $2.1 million at March 31, 2016.
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

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact the financial statements for each respective reporting period.

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 470-20, Debt with Conversion and Other Options and Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments".  A beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Recent Accounting Pronouncements

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and
Board of Directors Growblox Sciences, Inc.
I have audited the accompanying balance sheet of Growblox Sciences, Inc., as of March 31, 2016, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2016. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.
I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Growblox Sciences, Inc. as of March 31, 2016 and results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying financial statements, the Company has not generated any revenue, has negative cash flows from operations, has incurred losses since inception, and has a negative working capital balance at March 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Patrick D. Heyn. CPA, P. A.
Atlantis, Florida
July 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Growblox Sciences, Inc.

I have audited the accompanying balance sheets of Growblox Sciences, Inc. as of March 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Growblox Sciences, Inc.'s management is responsible for these financial statements. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Growblox Sciences, Inc. as of March 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the company has incurred losses, has not generated any revenue, and has negative operating cash flows since the inception. These factors and the need for additional financing in order for the company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L J Sullivan Certified Public Accountant, LLC
Miami, Florida
June 29, 2015

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$34,824	$-
Accounts receivable	67,862	50,000
Prepaid expenses	104,851	190,374
TOTAL CURRENT ASSETS	207,537	240,374
Property and Equipment, Net	1,953,048	913,642
Intangible Assets, Net	3,555	3,555
Deposits and Prepayments	271,455	293,920
TOTAL ASSETS	$2,435,595	$1,451,491
CURRENT LIABILITIES:
Accounts Payable	$902,123	$677,230
Accrued Interest	61,786	230
Accrued Liabilities	834,348	70,777
Notes Payable, net of unamortized discount of $0.4 million and $0 at March 31, 2016 and 2015, respectively	463,532	182,000
Deferred Revenue	-	54,408
Deferred Compensation	-	1,522,537
TOTAL CURRENT LIABILITIES	2,261,789	2,507,182
Note Payable	2,148,556	-
Deferred Revenue	-	220,506
Other Liabilities	-	654,968
TOTAL LIABILITIES	4,410,345	3,382,656
Commitments and Contingencies (Note 11)
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 47,335,147 and 35,972,929 shares issued and outstanding at March 31, 2016 and 2015	4,733	3,597
Deferred Stock Compensation	2,240,662	1,573,032
Additional Paid In Capital	16,638,318	10,751,691
Accumulated Deficit	(20,779,860)	(14,008,525)
TOTAL GROWBLOX SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	(1,896,147)	(1,680,205)
Non-controlling interest	(78,603)	(250,960)
TOTAL (DEFICIT)/EQUITY	(1,974,750)	(1,931,165)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$2,435,595	$1,451,491

The accompanying notes are an integral part of these consolidated financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the Twelve Months Ended March 31,
	2016	2015

NET REVENUE	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES	6,958,769	7,973,850
LOSS FROM OPERATIONS	(6,958,769)	(7,973,850)
OTHER (EXPENSE) INCOME
Interest Expense	(105,204)	-
Other (Expense) Income	(15,005)	135
Total other expense	(120,208)	135
NET LOSS	(7,078,978)	(7,973,715)
Net loss attributable to non-controlling interest	(307,643)	(250,960)
NET LOSS ATTRIBUTABLE TO GROWBLOX SCIENCES, INC.	$(6,771,335)	$(7,722,755)
Net loss per share - basic and diluted	$(0.15)	$(0.26)
Weighted average common shares outstanding - basic and diluted	44,911,521	29,520,288

The accompanying notes are an integral part of these consolidated financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total

Balance at March 31, 2014	7,268,948	727	5,198,659	(6,212,755)	-	(1,013,369)
						-
Sale of stock subscription	14,457,000	1,446	4,226,762	-	-	4,228,208
Issuance of stock for debt conversion	4,470,747	447	1,514,169	-	-	1,514,616
Exercise of warrants for stock	1,032,190	103	206,335	-	-	206,438
Investment in subsidiary	-	-	127,500	-	-	127,500
Stock issuance costs	-	-	(594,750	-	-	(594,750)
Induced dividend from warrant exercises	-	-	73,015	(73,015)	-	-
Stock compensation	8,744,044	874	1,573,033	-	-	1,573,907
Net loss	-	-	-	(7,722,755)	-	(7,722,755)
Loss attributable in non-controlling interest	-	-	-	-	(250,960)	(250,960)

Balance at March 31, 2015	35,972,929	3,597	12,324,723	(14,008,525)	(250,960)	(1,931,165)

Issuance of stock for debt conversion	2,219,750	222	939,132	-	-	939,354
Exercise of warrants for stock	9,119,135	912	1,505,495	-	-	1,506,407
Issuance of restricted stock	1,882,400	188	206,310	-	-	206,499
Exercises of stock options	100,000	10	16,990	-	-	17,000
Share based compensation expense	-	-	3,645,079	-	-	3,645,079
Cancelation of restricted stock	(2,292,400	(229	(257,165	-	-	(257,394)
Issuance of stock for cash	333,333	33	99,967	-	-	100,000
Beneficial conversion feature on notes payable			398,449	-	-	398,449
Contributions from non-controlling interest	-	-	-	-	480,000	480,000
Net Loss	-	-	-	(6,771,335)		(6,771,335)
Loss attributable to non-controlling interest	-	-	-	-	(307,643)	(307,643)

Balance at March 31, 2016	47,335,147	4,733	18,878,980	(20,779,860)	(78,603)	(1,974,750)

The accompanying notes are an integral part of these consolidated financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(7,078,978	$(7,973,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,122	69,120
Stock-based compensation	1,828,616	3,768,120
Amortization of debt discount	43,122	-
Changes in operating assets and liabilities:
Accounts receivable	(17,862	(50,000)
Stock subscription receivable	-	150,000
Prepaid expenses	85,523	(190,374)
Change in other assets	-	-
Accounts payable	641,379	657,468
Stock subscription payable	-	(10,000)
Accrued expenses	757,071	76,758
Net cash used in operating activities	(3,564,008	(3,502,623)
INVESTING ACTIVITIES:
Purchase of property and equipment	(881,595	(937,660)
Change in deposits	22,465	(293,920)
Other investing activities	-	274,915
Net cash used in investing activities	(859,130	(956,665)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	1,479,688	4,070,706
Proceeds from non-controlling interest	480,000	150,000
Proceeds from notes payable	2,204,872	30,000
Cash used to purchase warrants	(56,000	-
Other financing activities	349,402	(3,245)
Investment in subsidiary	-	(127,500)
Net cash provided by financing activities	4,457,962	4,119,961
Net change in cash and cash equivalent	34,824	(339,327)
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	-	339,327
CASH AND CASH EQUIVALENT AT END OF PERIOD	$34,824	$-
Non-cash transactions:
Stock issued to settle convertible debt	$377,735	$1,262,411
Market Price over warrant exercise and transfer price	$-	$73,015
Discount on beneficial conversion feature on convertible notes payable	$398,449	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Background and Basis of Presentation

Background

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

On March 13, 2014, we entered into a definitive assets purchase agreement for the acquisition of assets, including the Growblox™ cultivation technology which resulted in a change in our corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc.

Recent Developments

The Company is in the final stages of opening Phase 1 of an approximately 28,000 sq. ft. facility in Las Vegas, Nevada through its wholly owned subsidiary GB Sciences Nevada, LLC ("GBSN").  As of March 31, 2016, Pacific Leaf has advanced approximately $2.1 million toward the completion of the build-out. The money has been used to significantly advance construction. The Company is confident that the facility will be completed and operational by August, 2016. Based on this completion schedule, the Company expects to introduce 800 small cannabis plants to the facility in early August 2016 which will lead a revenue generating harvest no later than October 2016. Phase 1 is expected to produce revenues of $3.4 million per year.

When all phases of construction are completed, the facility is expected to produce 6,800 pounds of marijuana per year and generate revenues of $16.9 million, based on a projected wholesale price of $2,500 per pound.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

Note 2 - Going Concern

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception. For the years ended March 31, 2016 and 2015, we incurred net losses of $6.8 million and $7.7 million respectively, and we had an accumulated deficit of $20.8 million and $14 million respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying value of cash, accounts receivable, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability.

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

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 470-20, Debt with Conversion and Other Options and Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments".  A beneficial conversion feature ("BCF") exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

The value of the proceeds received from a convertible note is then allocated between the conversion features and warrants on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount (premium) from the face amount of the note and such discount is amortized over the expected term of the convertible note (or to the conversion date of the note, if sooner) and is charged to interest expense.

Other Assets

Other assets primarily include security deposits on potential cultivation facilities in Las Vegas, Nevada.

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

Research and Development Costs

Research and development costs are expensed as incurred.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Income Taxes

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

Loss per Share. The Company's basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 27,558,334 and 29,520,288 potentially dilutive common shares at March 31, 2016 and 2015, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 4 – License Fee
On December 16, 2014, the Company entered into an agreement to license certain proprietary equipment to an entity that intends to market the service of isolating particular cannabis strains for the purpose of developing tissue from those strains so as to create a consistent, brandable product of the customer's choosing from any such strain.   The agreement was conditional upon approval from the appropriate regulatory body. During the year ended March 31 2016, the approval was not granted and the Company became obligated to return the license fee totaling $0.3 million to the licensor. Thus, the related amount was reclassified to current liabilities.
Note 5 – Note Payable
The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP ("Pacific Leaf"), pursuant to which Pacific Leaf has made installment loans (the "Loans") to us in the aggregate amount of $1.75 million. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GBSN. Such facility and equipment will be dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.
To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the "Note"), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. We were required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GB Sciences Nevada, LLC ("GBSN") attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN's EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Secured Party a security interest in certain of its assets and enter into the lending agreement.
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
Until the payment in full of the Amended Note, the Investor or its designee shall have the option (the "Option") to purchase up to a 20% membership interest in GBSN for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBSN. As of March 31, 2016, the total amount of installments received is $2.1 million.
In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Amended Royalty Agreement, the royalty rate at any time shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of $1.75 million by $1.0 million, multiplied by the gross revenues of GBSN.  On the earlier of (i) the seventh anniversary of the royalty payment date, or (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.
The Company reported in the "Subsequent Events" section of its 10Q for the period ended December 31, 2015 that Pacific Leaf Ventures had provided notice to the Company of its intent to convert $500,000 of amount due to it under the Amended Note into Common Stock of Growblox Sciences, Inc. pursuant to its rights under the loan agreement. Subsequent to this reporting and prior to the issuance of any shares pursuant to this request, Pacific Leaf Ventures withdrew its request. Consequently, the conversion did not occur and no shares were issued to Pacific Leaf Ventures.
Note 6 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the asset or, in the case of leasehold improvements amortized over the lessor of the useful life of the asset or the underlying lease term. Property and equipment is comprised of the following:

	March 31,
	2016	2015
Computer and software	$151,748	$136,302
Machinery and equipment	641,898	620,479
Leaseholds	363,318	226,697
Construction in progress	1,043,042	-
	2,200,006	983,478
Less accumulated depreciation and amortization	(246,958)	(69,836)
Property and equipment, net	$1,953,048	$913,642

Note 7 – Income Taxes

At March 31, 2016 and 2015 respectively, the Company had net operating loss carryforwards for income tax purposes of approximately $12,999,139 and $8,122,200 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2024 through 2036. Utilization of the Company's net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2016	2015
Tax benefit computed at U.S. statutory rates	$(2,263,566)	$(2,669,517)
Increases (decreases) in taxes resulting from:
Non-deductible items	(113,788)	(3,058)
Change in valuation allowance	2,388,354	2,682,575
State taxes	(11,000)	(10,000)
Total	$-	$-

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the year ended March 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$4,416,060	$3,080,750
Depreciation expense	(11,713)	(125,507)
Stock based compensation	761,825	1,391,032
Total deferred tax assets	5,166,172	4,346,275
Less valuation allowance	(5,166,172)	(4,346,275)
Net deferred tax asset	$-	$-

Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction, and other required state jurisdictions. The Company's periodic tax returns filed in 2014 and, thereafter, are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions. During the year ended March 31, 2016 and 2015, the decrease in the deferred tax asset valuation allowance amounted to approximately $819,897 and $320,500, respectively.

Note 8 – Convertible Notes

In February 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $192,500 resulting in aggregate proceeds of $175,000 reflecting a 9.1% original discount and a nominal rate of 10%. The Note is payable within one year of issuance and is convertible into 962,500 shares of the Company's common stock and 962,500 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $94,037 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $66,912 was recorded based on the fair value of the 962,500 warrants attached to the note. This value was derived using the Black-Scholes valuation model.

In March 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $300,000 resulting in aggregate proceeds of $250,000 reflecting a 16.67% original discount and a nominal rate of 20%. The Note is payable within one year of issuance and is convertible into 1,500,000 shares of the Company's common stock and 1,500,000 common stock to purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $143,750 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $93,750 was recorded based on the fair value of the 1,500,000 warrants attached to the note.

The Notes and Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

 Note 9 – Capital Transactions

Sale of Common Stock and Warrants

During the year ended March 31, 2016 the Company issued an aggregate of 3,387,750 shares of common stock in settlement and release of certain obligations owed by the Company to various persons and recorded related expenses of $1.0 million, as follows:

•	The Company issued 2,219,750 shares of restricted common stock in connection with the conversion of $0.9 million in indebtedness owed by us to various persons at a conversion price of approximately $0.30 per share.

•	The Company issued 1,168,000 shares of restricted common stock as compensation for consulting services. The Company recorded approximately $0.1 million in related compensation expense. The closing price of the Company's stock on the date of grant is used as the fair value for the issuances of restricted stock.

The Company issued 714,400 shares of common stock to employees and recorded an expense of $0.6 million.

During year ended March 31, 2015, the Company cancelled 2,292,400 shares of common stock of which 1,500,000 shares were cancelled due to employment termination, 292,400 shares represented shares erroneously issued and associated with unexercised options, 100,000 shares represented shares erroneously issued under an employment agreement, and 400,000 shares represented shares which were subject to forfeiture pursuant to the term of an employment agreement.

During the year ended March 31, 2016, the Company modified and restructured certain employee agreements which resulted in a reclassification of previously recognized compensation obligations recorded as current and noncurrent obligations to equity.

The Company also issued 333,333 shares of restricted common stock for aggregate consideration of $100,000, or $0.30 per share.
On March 13, 2014, the Company entered into a definitive assets purchase agreement with Mr. Craig Ellins, the current Chief Innovation Officer, for the acquisition of assets that were developed by Mr. Ellins and others in a predecessor company. Under the terms of such agreement, the Company agreed to issue to Mr. Ellins or his designees a total of 12,500,000 restricted shares of the Company's common stock. At the time of the transfer of the assets, a total of 4,500,000 were issued, 4,000,000 shares were issued on May 2, 2014 after the Company raised an additional $1,000,000 and the remaining 4,000,000 shares were issued to Mr. Ellins on June 27, 2014 upon the Company reaching certain milestones relating to the filing of patent applications in respect of its technology. Under the terms of the asset purchase agreement, Mr. Ellins had the right to assign certain of his shares to other persons who had assisted him and his predecessor companies in the development of the assets sold to the Company. In September and October 2014, Mr. Ellins assigned and transferred a total of 5,580,000 of his 12,500,000 vested shares to 18 persons. Each of such transferees released the Company from any further obligations in connection with the transfer of the assets, and none of these persons or their affiliates were or are officers, directors or affiliates of the Company. The shares issued to Mr. Ellins and transferred by him are restricted securities issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.
During the fiscal year ended March 31, 2015, the Company issued 5,450,000 shares of common stock pursuant to the employment contracts of four executive officers. Two of those officers received 150,000 shares in total, 1,500,000 shares were cancelled due to employment termination, and 3,000,000 shares issued to Craig Ellins in June 2014 were cancelled in June 2015 and exchanged for three year warrants exercisable at $0.45 per share.
Between April 1, 2014 and September 30, 2014, the Company sold 8,499,220 securities units through a private placement at $0.50 per unit.  Each unit consisted of one share of common stock, one Class A warrant, expiring in three years, with an exercise price of $1.00 and one Class B warrant, expiring in five years, with an exercise price of $2.00.

As a result of these offerings, the Company issued an aggregate of 8,499,220 shares of common stock, 9,499,220 Class A warrants and 9,499,220 Class B warrants and 1,000,000 additional warrants with an exercise price of $0.55, inclusive of warrants issued to the placement agent and its affiliates.

Such securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended. Pursuant to Company's registration statement on Form S-1 which became effective February 12, 2015, the common stock included in the units and the shares of common stock issuable under both the A warrants and B warrants were registered for resale.

In order to encourage the exercise of its B warrants, on February 12, 2015, the Board of Directors of Growblox passed a resolution to temporarily reduce, until April 30, 2015, the exercise price of such B warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified of such temporary exercise price reduction. On April 30, 2015, the Company's Board of Directors extended to 5:00 PDT on May 15, 2015 the temporary voluntary reduction of the exercise price of the B Warrants to $0.20 per share and notified the holders of the B Warrants. As a result of this incentive, B warrants to purchase 2,192,112 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $0.4 million.

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

Between December, 2015 and March, 2015, we sold 665,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50.

Presented below is a summary of the Company's warrant activity for the years ended March 31, 2016 and 2015:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at April 1, 2014	3,000,000	$1.00-$2.00
Warrants issued	19,998,446	$1.00-$2.00
Warrants exercised	(1,032,190)	$0.20-$0.21
Outstanding at March 31, 2015	21,966,256
Warrants issued	5,665,000	$0.45-$0.50
Warrants exercised	(7,977,945)	$0.20-$0.21
Warrants expired/cancelled	(337,977)	$1.00-$2.00
Outstanding at March 31, 2016	19,315,334

All of the foregoing securities, including Growblox common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 10 – Employee Benefit Plan

Share-Based Employee Compensation

On February 6, 2008, the Board of Directors adopted the Growblox Sciences, Inc. 2007 Amended Stock Option Plan ("2007 Plan"). Under the 2007 Plan, 8,000,000 shares of the Company's restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants. The Company revised the plan and the Board of Directors adopted the new 2014 Equity Compensation Plan. On June 30, 2015, Growblox filed a Form S-8 Registration Statement with the SEC to register 8,500,000 shares of common stock issuable under stock options to grant to employees and consultants.

Compensation Expense

For the years ended March 31, 2016 and 2015, the Company recorded compensation expense of $1 million and $3.9 million respectively, related to employee stock options and restricted stock.

The unrecognized compensation cost, and weighted-average period over which the cost is expected to be recognized for non-vested awards as of March 31, 2016, are presented below:

	Unrecognized Compensation Cost ($)	Weighted Averge Period (years)
Restricted Stock	158,000	8.53
Stock Options	900,735	9.23
Total	1,058,735	9.26

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.  The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended
	March 31, 2016	March 31, 2015
Weighted-average volatility	190.44%	171.08%
Expected term (in years)	10	10
Risk-free interest rate	1.57%	1.47%

Expected volatilities used for award valuation in 2016 and 2015 are based on the peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

Stock Options

A summary of option activity as of March 31, 2016 and 2015, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($)
Outstanding at April 1, 2014	-
Granted	1,962,000	0.17
Exercised	-
Outstanding at March 31, 2015	1,962,000	0.17	9.99	10,962
Granted	1,400,000	0.24
Exercised	(100,000)	0.17
Forfeited	(762,000)	0.17
Outstanding at March 31, 2016	2,500,000	0.25	9.23	15,075
Fully vested and expected to vest at March 31, 2016	2,120,000	0.25		9,045
Exercisable at March 31, 2016	380,000	0.17		6,030

Cash received from option exercises for the years ended March 31, 2016 was $0.02 million.

Restricted stock awards

A summary of the status of the Company's non-vested restricted stock grants during the years ended March 31, 2016 and 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at April 1, 2014	-
Granted	980,000
Vested	(417,500)
Non-vested at March 31, 2015	562,500	1.20
Granted	270,000
Vested	(441,667)
Forfeited/Cancelled	(204,167)
Non-vested at March 31, 2016	186,667	0.35

The total fair value of restricted stock that vested during the years ended March 31, 2016 and 2015 was $0.5 million, and $0.4 million, respectively.

Note 11 – Commitments and Contingencies

Growblox Sciences, Inc.  v. GCM Administrative Services, LLC

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

On May 9, 2014, defendants filed an answer denying the complaint's material allegations, and asserted a counterclaim against us, against persons identified as certain of our officers or directors, and against GrowOpp, LLC and Tumbleweed Holdings, Inc. On November 19, 2014, defendants filed an amended counterclaim, including a prayer for monetary relief or damages in the sum of $9 million. The Company moved to dismiss the counterclaim and by opinion dated June 2, 2015, the Court granted the motion in part and dismissed counts one and two (for declaratory judgment as to an alleged partnership or joint venture, and for breach of fiduciary duty predicated upon those allegations), and denied the motion in part, leaving counts three and four of the counterclaim standing. The Court viewed the third and fourth claims as a single claim for unjust enrichment, in which recovery would be based on quantum merit, that is, upon the alleged value of any benefit conferred by defendants to us through alleged work and services rendered. In view of the fact that the pleading did not assign a particular value to that claim we are unable at present to advise what specific sum of money damages is sought. The Company did not challenge the fifth count of the counterclaim at this stage that seeks damages of $75,000 for alleged non-payment of the above-referenced promissory notes. Based on our estimate of potential outcomes, we have accrued $0.5 million with respect to this matter as of March 31, 2016.

The Company and its adversaries entered an agreement in principle, subject to the execution of formal documents and dated as of June 20, 3016, to settle and dismiss the action. The Company's board approved the settlement on July 6, 2016. The parties are in the process of executing a formal, written settlement agreement. Under the settlement, the Company will deliver 1.4 million shares of its common stock to its adversaries. Craig Ellins, formerly CEO of the Company and now its chief scientific officer, will deliver 3 million shares that he owns personally. Based on our estimate of potential outcomes, we have accrued $0.5 million with respect to this matter as of March 31, 2016.
GB Sciences Nevada LLC
GB Sciences Nevada LLC, the holder of the cannabis cultivation license located in the Teco facility, received notice from its landlord that the lease was in default for technical reasons not related to monthly lease payments. The Company promptly responded and provided evidence that none of the alleged defaults were valid. If, for some reason, the landlord were able to prove a default in the lease and evict the Company from the Teco property, the financial damage to the Company could be material.
Subsequently, an affiliate of Pacific Leaf, W-Net, Inc., entered into an agreement to purchase the building housing our cultivation facility at 3550 West Teco Ave., Clark County, Nevada for a purchase price of $3.9 million.  In conjunction with the purchase agreement, the Company agreed to vacate the premises if the purchase did not close pursuant to the purchase agreement. W-Net has informed the Company that it is confident that the purchase will close pursuant to the agreement.  Failure of W-Net or its assignees to close the purchase of the facility will have a material adverse effect on the Company's ability to generate revenues from conventional cannabis cultivation.

Note 12 – Subsequent Events

Board of Directors Expansion and Management Changes

Effective April 29, 2016 the Company's Board of Directors was expanded to five members. As a result of the expansion, the Board of Directors elected Leslie Bocskor, Shane Terry and John Poss to serve as Members of the Board of Directors for a term of three years to fill the three existing vacancies.

The Board of Directors also accepted the resignation of Craig Ellins as Chief Executive Officer of the Company and immediately appointed Craig Ellins to serve as Chief Innovation Officer of the Company.

The Board of Directors elected John Poss to serve as Chief Executive Officer until such time as the Board of Directors can identify and hire a suitable replacement. Mr. Poss has been serving as the CFO of the Company since August, 2015 and its COO since December 31, 2015.  He will continue serving as CFO and COO until suitable replacements can be recruited.

On June 1, 2016, the Board of Directors established compensation for outside directors to be $25,000 annually with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.  The outside directors also each received options to purchase 450,000 shares of stock which vest over 24 months.  The strike price of the options is $0.16 per share, the market value of the Company's common stock on the date the outside directors were elected to the Board.

Amendments to the Executive Employment Agreements

Pursuant to the appointment of Mr. Poss as the Company's President, Chief Executive Officer and Board Member, the Company entered into an Amended and Restated Employment Agreement, effective June 1, 2016.  The agreement will end on May 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Mr. Poss will receive an annual salary of not less than $120,000 and quarterly bonuses equal to the value of 125,000 shares of Growblox common stock.  Bonuses are payable in S-8 stock or cash in the discretion of the Company.  Under the agreement, Mr. Poss will also receive options to acquire 1.4 million shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted.

Effective on June 1, 2016, the Company amended its employment agreement with its Chief Science Officer, Andrea Small-Howard.  Pursuant to the amendment, Ms. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1.2 million common shares at the strike price of $0.30 per share.

Also on June 1, 2016, the Board amended compensation arrangements with Mr. Craig Ellins, the Chairman and Chief Innovation Officer of the Company.  Pursuant to the amendment, warrants issued on June 22, 2015, for the purchase of 5,000,000 shares of common stock of the Company at the exercise price of $0.45 per share were cancelled and warrants for the purchase of 5,000,000 shares of common stock of the Company at the exercise price of $0.30 were issued to Mr. Ellins.

Cathryn Kennedy Complaint Settlement
On August 19, 2015, Cathryn Kennedy, our former Chief Financial Officer, filed a Complaint against us in the District Court in Clark County, Nevada alleging that she was assigned new duties by us which constituted a termination without cause effective July 24, 2015, and that as a consequence thereof she is entitled to severance, vacation pay and stock compensation from us pursuant to her Employment Agreement dated November 18, 2014.  On April 8, 2016, the Company entered into a mutual agreement with Cathryn Kennedy per terms of which the Company issued 200,000 of its unrestricted common shares in exchange for a full dismissal with prejudice of all causes of action pending in the above-referenced Complaint.
Pacific Leaf Note Conversion Notice
On June 13, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $500,000.

Establishment of Audit and Compensation Committees
Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. The audit committee is comprised of Leslie Bocskor and Shane Terry, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). The compensation committee is comprised of Leslie Bocskor and Shane Terry, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective July 15, 2015, L J Sullivan Certified Public Accountant, LLC, withdrew as the independent public accounting firm for Growblox Sciences, Inc., a Delaware corporation (the "Company") and became a consultant of the Company immediately following the withdrawal. On the same date, the Company engaged Patrick Heyn, CPA, as the Company's independent public accounting firm. Prior to appointment of Mr. Heyn as the Company's independent public accountant, Mr. Heyn had served as a peer reviewer in accordance with the standards of the Public Company Accounting Oversight Board (United States), for the audits and reviews of the Signature Exploration and Production Corp. and Growblox Sciences, Inc. conducted by L J Sullivan Certified Public Accountant, LLC prior to Sullivan's withdrawal. The engagement of Patrick Heyn, CPA, as the Company's independent public accounting firm was approved by the Company's Board of Directors (the "Board").

The reports of L J Sullivan Certified Public Accountant, LLC on the financial statements of the Company for the fiscal years ended March 31, 2015 and March 31, 2014, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Company's ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the years ended March 31, 2015 and 2014, there were no (a) disagreements (as defined in Item 304(a)(l )(iv) of Regulation S-K) with Sullivan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Sullivan's satisfaction, would have caused Sullivan to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(l )(v) of Regulation S-K.

The Company provided Sullivan with a copy of the disclosures it made in Form 8-K/A filed on July 22, 2015 and requested from Sullivan a letter addressed to the Securities and Exchange Commission indicating whether it agrees with such disclosures. A copy of Sullivan's letter dated July 22, 2015 is filed herewith as Exhibit 16.1.

During the years ended March 31, 2015 and March 31, 2014, neither the Company nor anyone on its behalf has previously consulted with  Mr. Heyn regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided nor oral advice was provided to the Company that Mr. Heyn concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(l)(v)) of Regulation S-K), except in his capacity as the Peer Reviewer for L J Sullivan Certified Public Accountant, LLC.

There were no disagreements with and no other changes in the accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2016 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of the control environment.  The internal controls for the Company are provided by executive management's review and approval of all transactions. Internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2016. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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
Management's Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have upgraded our entire accounting software system and implemented control procedures for purchasing and cash disbursements. Although we have not remedied these issues in the past fiscal year, we anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2017.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2017

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes were made during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of Growblox, their ages as of June 27, 2016, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	68	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Director
Craig Ellins	63	Chief Innovation Officer and Chairman of the Board
Dr. Andrea Small-Howard	47	Chief Science Officer and Director
Leslie Bocskor	51	Director
Shane Terry	37	Director

Biographies

Set forth below are brief accounts of the business experience of each director an executive officer of the Company.

John Poss, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Director

Effective April 29, 2016, The Board of Directors elected John Poss to serve as Chief Executive Officer. Mr. Poss has been serving as the CFO of the Company since August, 2015 and its COO since December 31, 2015.  He will continue serving as CFO and COO until suitable replacements can be recruited.

Mr. Poss has over 30 years of experience working as a consultant to companies facing major transitions and transformations. Mr. Poss began his career in the Washington, D.C. office of Arthur Andersen & Co. and has served as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer of both public and private companies in such diverse industries as homebuilding, mining, telecommunications, manufacturing, logistics, construction lending and mortgage banking. For the past twenty months prior to joining Growblox, Mr. Poss served as Chief Executive Officer of Experiential Teaching Online Corp., an educational content developer and for four years prior thereto owned and operated his own consulting firm. Mr. Poss has also has worked extensively internationally, successfully negotiating agreements in countries throughout Asia, Europe and the Americas. Mr. Poss graduated from the University of Texas in 1974 with a degree in accounting.

Craig Ellins, Chairman and Chief Innovation Officer

Mr. Ellins was appointed as Chief Executive Officer and as chairman of our board of directors on March 13, 2014. Effective April 29, 2016, the Board of Directors accepted the resignation of Craig Ellins as Chief Executive Officer of the Company and immediately appointed Craig Ellins to serve as Chief Innovation Officer of the Company.

Mr. Ellins has spent over 30 years discovering emerging trends and developing start-ups for various industries. He has served as Chief Executive Officer and on the Board of Directors of numerous organizations, both in the private and public sectors and has worked with a multitude of Fortune 500 organizations. Mr. Ellins has a proven and successful background in international and domestic product and business development, technological innovation, trade secrets, strategic planning, critical infrastructure and sustainable growth. Mr. Ellins continuously sets new standards for innovation and most recently set his sights on the cannabis industry. His work in medical marijuana has produced significant advancements in indoor growing technology, all of which have pending patents. Mr. Ellins has worked diligently over the years to produce state-of-the-art technology that has a substantial impact on cultivation and ingenuity. Finding treatments to serious medical conditions has become the benchmark to Mr. Ellins technological innovation, out of which has come the Growblox™. Mr. Ellins' rich history of new technology and financial expertise has created a framework for change in technological enterprises, especially in cultivation.

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

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Director

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

From November, 2008 to July, 2011, she served as the Vice President of Scientific Oversight for the Radient Pharmaceutical Corporation, a vertically-integrated biopharmaceutical research, development and manufacturing corporation with operations in both the US and China. Dr. Small-Howard provided oversight for global product development in multiple international business divisions. She authored and/or attained 12 patents & 3 trademarks on proprietary cancer tests, cancer (gene) therapies, cosmeceuticals, and animal models. She achieved numerous regulatory approvals for cancer tests, cancer therapies, pharmaceuticals, and cosmeceutical products with the United States FDA, Health Canada and other foreign ministries of health. She initiated and/or nurtured five international, collaborative, cancer research trial programs with universities and that yielded 7 publications supporting cancer products, and supervised the Quality Management Systems for an ISO 13485/cGMP compliant medical device manufacturing facility in the US; as well as the regulated manufacturing facilities in China. She also led and participated in internal and US FDA, CDPH, CE Mark/ISO 13485, and CMDR audits of Radient's Quality Management System.

Leslie Bocskor, Director

In the burgeoning cannabis economy, Leslie Bocskor has emerged as one of the most influential and respected global advisors for business, policy and social reform, using his unique lens and understanding of what is, what will be, and what is needed -- based on decades of success in the trenches of investment banking and entrepreneurship in disruptive industries.  With his rare combination of financial market experience and business sensibilities, he is beloved by policy makers and growers, technologists and scientists, doctors and patients alike, curating the unrivaled network necessary to shepherd them all into achieving goals and prosperity.

The advisory firm he founded, Electrum Partners, works with leading companies around the globe in the hemp, legal medical cannabis, recreational cannabis, cannabis based pharmaceuticals, cannabis based nutraceuticals and supplements, technology, retails sales, processing, cultivation, ecommerce, unique brands, edibles manufacturing, intellectual property, finance and banking.  The firm is sought after to deliver high-level strategies for profitability and shareholder value, and to bring together critical partnerships and solutions that contribute positively to further develop the cannabis business ecosystem.  The company maintains relationships with key industry groups including MPP, DPA, NCIA, The ArcView Group, Red Estatal de Mujeres Antiprohibicionistas and Women Grow.

In position to provide perspective and guidance as to how the dots will be connected as the industry takes shape, Mr. Bocskor's contributions have already had substantial impact.  He was bestowed with the 2015 ArcView Group Outstanding Member Award, and was named 2015 CEO of the Year by The Weed Blog, one of the industry's most-trafficked media sites.  Bocskor is the founding chairman of the Nevada Cannabis Industry Association and in November 2014, Mr. Bocskor was ranked 58th of 100 Most Influential People in the Cannabis industry by Cannabis Business Executive Magazine and was soon after the subject of a Newsweek's Special Edition Weed 2.0.Magazine feature article, "A Future Gold Mine," and featured on CNBC's special coverage of the Marijuana business economy among hundreds of news features and commentaries.
Share Terry, Director
Mr. Terry is an independent consultant provides advisory services to Medical Marijuana Establishments (MME's) in Nevada and other states. He served as a CEO of NuVeda NMS, LLC, a company that operates marijuana dispensaries in Nevada, from 2013 until 2016. He is also a former President of the Nevada Dispensary Association Mr. Terry is a decorated veteran of the United States Air Force, whose 15 year career as an Officer and F-16 fighter pilot included earning two Air Medals for combat action over Iraq and Afghanistan while leading his team to three Air Force Outstanding Unit awards from 2006-2009.
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

Family Relationships

None.

Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. The audit committee is comprised of Leslie Bocskor and Shane Terry, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter is filed herewith as Exhibit 10.25.

Audit Committee Financial Expert

As of the date of filling of this Form 10-K, no member of our board of directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). The compensation committee is comprised of Leslie Bocskor and Shane Terry, each of whom is independent under the rules of the Securities and Exchange Commission and the Nasdaq Stock Market listing standards. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter is filed herewith as Exhibit 10.26.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who directly or indirectly beneficially own more than 10% of our equity securities to file reports of ownerships on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that each of our officers and directors is under a current obligation to file a Form 3.

Code of Ethics

We adopted the Growblox Sciences, Inc. Code of Ethics for the CEO and Senior Financial Officers (the "finance code of ethics"), a code of ethics that applies to Chief Executive Officer, Chief Financial Officer, Chief Science Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to Growblox Sciences, Inc. 3550 W. Teco Avenue, Las Vegas, NV 89118. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to the Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Innovation Officer and Chief Science Officer for all services rendered to us in all capacities during each of the years ended March 31, 2016 and 2015.

Summary Compensation Table

Name and Position	Year	Salary	Stock Awards (1)		Option Awards (2)	Total
John Poss, CEO, CFO, COO, and Director	2016	$55,055	$-		$179,585	$234,640
2015		$-	$-		$-	$-

Craig Ellins, CIO and Chairman of the Board	2016	$137,192	$-		$860,000	$997,192
2015		$168,617	$-	(3)	$-	$168,617

Dr. Andrea Small-Howard, Chief Science Officer and Director	2016	$63,000	$-		$-	$63,000
2015		$62,700	$756,000		$84,413	$903,113

(1) Represents the grant date fair value of restricted stock awards granted, as calculated in accordance with stock-based compensation accounting standards.  The fair value of each of these awards is based on the closing share price of our stock on the grant date.  Although the table above indicates the full grant date value of the awards in the year which the compensation is considered, the restricted stock granted vests over a three-year period.
(2) Represents the grant date fair value of option awards granted, as calculated in accordance with stock-based compensation accounting standards.  The fair value of these awards is determined under the Black-Scholes option pricing model. For the assumptions used for purposes of determining the value of the awards included in each year's compensation, please refer to Note 10. Although the table above indicates the full grant date value of the awards in the year which the compensation is considered, the options granted vest over a three-year period.
(3) Per terms of the Amended Employment Agreement dated June 22, 2015, the executive waived and relinquished all rights to the grant of 3,000,000 shares of the common stock of the Company that was awarded under the Prior Agreement dated June 19, 2014. In lieu of the stock grant the Company issued to the executive a three year warrant to purchase 5,000,000 shares of the common stock of the Company at an exercise price of $0.45 per share. Thus, 3,000,000 shares of the common stock of the Company award under June 19, 2014 Agreement were cancelled.

Employment Agreements

John Poss, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Director

On August 10, 2015, Mr. Poss, entered into an employment agreement with the Company. The term of employment is one year subject to automatic extensions for additional one year periods unless either party chooses to terminate such employment. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Mr. Poss is entitled to three months' severance if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or a subsequent year of employment. No severance payments are due in the case of a termination for cause. Similar severance provisions apply to a termination by Mr. Poss for good reason but not to a termination by Mr. Poss without good reason. Mr. Poss receives a monthly salary of $10,000 per month. In addition, in August 2015, the Company issued 600,000 options to Mr. Poss under our 2014 Equity Incentive Plan. The options are exercisable upon vesting for a period of 10 years from issuance for the purchase of shares of our common stock at a price of $0.30 per share. The options vest ratably on a monthly basis in equal installments over the course of 30 months commencing on the seventh month of the employment period. In the event that Mr. Poss' employment is terminated for cause or by Mr. Poss without good reason, all unvested options at the time of termination will be cancelled. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the options issued to Mr. Poss shall vest immediately. The number of options issuable to Mr. Poss is subject to increase within 6 months of the commencement of Mr. Poss' employment at the discretion of our Board of Directors. At the end of the third year of employment, the compensation payable to Mr. Poss shall be renegotiated in good faith by the parties.

Pursuant to the appointment of Mr. Poss as the Company's President, Chief Executive Officer and Board Member, the Company entered into an Amended and Restated Employment Agreement, effective June 1, 2016.  The agreement will end on May 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Mr. Poss will receive an annual salary of not less than $120,000 and quarterly bonuses equal to the value of 125,000 shares of Growblox common stock.  Bonuses are payable in S-8 stock or cash in the discretion of the Company.  Under the agreement, Mr. Poss will also receive options to acquire 1.4 million shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted.

Craig Ellins, Chairman and Chief Innovation Officer

On June 19, 2014 Craig Ellins entered into an amended employment agreement having a three year term. Mr. Ellins received a salary of $140,000 per annum, year one, $180,000 per annum year two and $240,000 per annum year three. Additionally he received 3,000,000 shares of the common stock of Growblox which vest over three years in equal 1,000,000 amounts. Effective as of June 19, 2015, Growblox and Mr. Ellins amended and restated the employment agreement with the same compensation terms and cancelling the 3,000,000 share stock grant. In consideration for such forfeiture, Mr. Ellins received a three year warrant to purchase 5,000,000 shares of Growblox common stock at an exercise price of $0.45 per share, the closing price of Growblox common stock on the date of the restated employment agreement. The warrant contains customary anti-dilution provisions and cashless exercise provisions. The warrant and underlying shares of common stock issuable upon exercise of the warrant are restricted securities as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Mr. Ellins is entitled any unpaid base salary accrued through the effective date of termination notice and pay in a lump sum of an amount equal to the product of the sum of the executive's based salary plus the amount of the highest annual bonus or other incentive compensation payment therefore made by the Company to the executive, multiplied by one. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all equity compensation grants not yet vested shall vest immediately.

Effective June 1, 2016, the Board amended compensation arrangements with Mr. Ellins.  Pursuant to the amendment, warrants issued on June 22, 2015, for the purchase of 5,000,000 shares of common stock of the Company at the exercise price of $0.45 per share were cancelled and warrants for the purchase of 5,000,000 shares of common stock of the Company at the exercise price of $0.30 were issued to Mr. Ellins.

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Director

On June 19, 2014, Dr. Andrea Small-Howard, Chief Science Officer, entered into a three year employment agreement with Growblox. Dr. Small-Howard received a salary at the annual rate of $78,000 and 450,000 shares of restricted common stock that vests over the three year term of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Dr. Small-Howard is entitled any unpaid base salary accrued through the effective date of termination notice and pay in a lump sum of an amount equal to the product of the sum of the executive's based salary plus the amount of the highest annual bonus or other incentive compensation payment therefore made by the Company to the executive, multiplied by one. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the restricted stock granted to Dr. Small-Howard shall vest immediately. Dr. Small-Howard also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest over three years.

Effective on June 1, 2016, the Company amended its employment agreement with Dr. Small-Howard.  Pursuant to the amendment, Ms. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1.2 million common shares at the strike price of $0.30 per share.

Leslie Bocskor, Director

Effective June 1, 2016, the Board of Directors established compensation for Mr. Bocskor to be $25,000 annually with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.  Mr. Bocskor also received options to purchase 450,000 shares of stock which vest over 24 months.  The strike price of the options is $0.16 per share, the market value of the Company's common stock on the date the Mr. Bocskor was elected to the Board.

Share Terry, Director

Effective June 1, 2016, the Board of Directors established compensation for Mr. Terry to be $25,000 annually with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.  Mr. Terry also received options to purchase 450,000 shares of stock which vest over 24 months.  The strike price of the options is $0.16 per share, the market value of the Company's common stock on the date the Mr. Terry was elected to the Board.

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2016:

Name	Number of shares underlying exercisable options/warrants		Number of shares underlying unexercised options/warrants		Option exercise price ($)	Option expiration date	Number of shares that have not vested		Market value of shares that have not vested ($)
Craig Ellins	5,000,000	(2)	-		0.45	6/22/2018	-		-
Andrea Small-Howard	200,000	(3)	300,000	(4)	0.17	3/27/2025	300,000	(6)	60,000	(1)
John Poss	20,000	(3)	580,000	(5)	0.30	8/10/2025	-

(1) Based on our closing stock price of $0.20 on March 31, 2016.
(2) Represents three year warrant to purchase 5,000,000 shares of common stock at an exercise price of $0.45 per share.
(3) These options were vested at March 31, 2016.
(4) These options vest one-third on each of March 27, 2017, 2018, and 2019.
(4) These options vest ratably on a monthly basis in equal installments over the course of 29 months commencing on the April 10, 2016,
(6) These shares vest one-half on each of June 19, 2016 and 2017.

Directors' Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. Directors are entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Outside directors are paid $25,000 annually with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 29, 2016, relating to the beneficial ownership of common stock by:

•	each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;
•	each of named executive officers and directors; and
•	directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 57,297,185 shares of common stock outstanding as of June 26, 2016. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficialy Owned		Percentage of Shares Beneficially Owned
Officers and Directors:
Craig Ellins	15,127,692	(2)	26%
Dr. Andrea Small-Howard	1,516,000	(3)	3%
John Poss	586,667	(4)	1%
Leslie Bosckor	150,000	(7)	0%
Shane Terry	150,000	(7)	0%
Directors and officers as a group (5) persons	17,530,359		30%
5% Holders:
Cesar Cordero-Kruger	2,820,000	(5)	5%
Lazarus Investment Partners, LLLP (6)	3,000,000		5%

(1) Unless otherwise noted, the address of each person listed is Growblox Sciences, Inc. 3550 W. Teco Avenue, Las Vegas, NV 89118.
(2) Includes (a) 10,127,692 shares of common stock currently owned of record by Mr. Ellins, and (b) 5,000,000 additional shares of common stock issuable upon exercise of warrant at an exercise price of $0.30 per share.
(3) Includes (a) 116,000 shares of common stock currently owned of record by Dr. Small-Howard, (b) options to purchase 200,000 shares of common stock at $0.17 per share exercisable as of June 29, 2016 or within 60 days thereafter, and (c) 1,200,000 additional shares of common stock issuable upon exercise of warrant at an exercise price of $0.30 per share.
(4) Includes options to purchase 586,667 shares of common stock at $0.30 per share exercisable as of June 29, 2016 or within 60 days thereafter.
(5) Does not include a minimum of 16.2% and a maximum of 20.6% of the equity of GBSPR, our Puerto Rico subsidiary which operates the Solutions division.
(6) Address is Lazarus Management Company LLC, 3200 Cherry Creek South Drive, Suite 670, Denver, CO  80209.
(7) Includes options to purchase shares of common stock at $0.16 per share exercisable as of June 29, 2016 or within 60 days thereafter.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
At March 31, 2016, we did not have any independent directors serving on the Board of Directors. The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2016	Fiscal 2015
Audit Fees(1)	$17,050	$91,113
Audit-Related Fees(2)	-	-
Tax Fees(3)	6,950	3,035
Subtotal	24,000	94,148
All other Fees(4)	33,600	-
Total	$57,600	$94,148

(1) Audit Fees – Audit fees billed to the Company in FY 2016 include fees billed by Patrick Heyn, CPA for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q. Audit fees billed to the Company in FY 2015 relate to fees billed by auditor, LJ Sullivan Certified Public Accountant, LLC for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.
(2)Audit-Related Fees – There were no other fees billed by Patrick Heyn, CPA or LJ Sullivan Certified Public Accountant, LLC for the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.
(3)Tax Fees –Tax fees billed by Lavelle & Associates, CPAs during the last past fiscal year for professional services.
(4) All Other Fees – Other fees billed in FY 2016 include $33,600 billed by LJ Sullivan Certified Public Accountant, LLC for consulting services related to the Company's Quarterly Reports on Form 10-Q. There were no other fees billed in FY2015 for products and services provided.

Pre-approval of Audit and Non-Audit Services

The Board of Director's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Growblox Sciences, Inc. Condensed Consolidated Financial Statements (including related notes to Condensed Consolidated Financial Statements) filed in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm – Patrick Heyn, CPA
Report of Independent Registered Public Accounting Firm – LJ Sullivan Certified Public Accountant, LLC
Financial Statements:
Condensed Consolidated Balances Sheets as of March 31, 2016 and 2015
Condensed Consolidated Statements of Operations – Years ended March 31, 2016 and 2015
Condensed Consolidated Statements of Stockholders' Equity (Deficit) – Years ended March 31, 2016 and 2015
Condensed Consolidated Statements of Cash Flows – Years ended March 31, 2016 and 2015
Notes to the Consolidated Condensed Financial Statements
2.	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits
No.	Description
3.1	Articles of Incorporation (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
3.2
Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014 and Exhibit 3.2 to Form 10-K No. 333-82580 filed with the Commission on June 27, 2014)

3.3	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	2005 Restricted Stock Plan (Incorporated by reference to Annex A to Schedule 14A No. 333-82580 filed with the Commission on June 14, 2005)
10.2	2007 Restricted Stock Plan (Incorporated by reference to Exhibit 4.2 to Form S-8/POS No. 333-141467 filed with the Commission on February 8, 2008)
10.3	Amended Employment Agreement between Registrant and Craig Ellins dated June 19, 2014 (Incorporated by reference to Exhibit 10.3 to Form 10-K No. 333-82580 filed with the Commission on June 27, 2014)
10.4	Amended Employment Agreement between Registrant and Craig Ellins dated June 22, 2015 (Incorporated by reference to Exhibit 10.3 to Form 10-K No. 000-55462 filed with the Commission on June 29, 2015)
10.5
Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 19, 2014 (Incorporated by reference to Exhibit 10.5 to Form 10-K No. 333-82580 filed with the Commission on June 27, 2014)

10.6	Employment Agreement between Registrant and John Poss dated August 10, 2015 (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on November 18, 2015)
10.7	Operating Agreement of GB Sciences Nevada LLC (Incorporated by reference to Exhibit 10.4 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014)
10.8	Asset Assignment, Acquisition and Professional Association Agreement with Craig Ellins (Incorporated by reference to Exhibit 10.1 to Form 8-K No. 333-82580 filed with the Commission on March 19, 2014)
10.9	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form S-1/A No. 333-198967 filed with the Commission on December 23, 2014)
10.10	Commercialization Agreement with Growblox Sciences Puerto Rico LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K No. 333-82580 filed with the Commission on May 7, 2015)
10.11	Operating Agreement of Growblox Sciences Puerto Rico LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K No. 333-82580 filed with the Commission on May 7, 2015)
10.12	Note Purchase Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.1 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.13	$1,750,000 6% senior secured convertible note issued to Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.2 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.14	Security Agreement between GB Sciences Nevada LLC and Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.3 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.15	Royalty Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.4 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.16	Warrant to purchase 5,000,000 shares of common stock issued to Craig Ellins (Incorporated by reference to Exhibit 10.8 to Form 10-K No. 000-55462 filed with the Commission on June 29, 2015)
10.17	Employment Agreement between Registrant and Sandra Tiffany dated August 14, 2015 (Incorporated by reference to Exhibit 10.2 to Form 10-Q No. 000-55462 filed with the Commission on November 18, 2015)
10.18
Separation Agreement dated August 17, 2015 between GBS Sciences Nevada, LLC and GBS Nevada Partners, LLC (Incorporated by reference to Exhibit 10.3 to Form 10-Q  No. 000-55462 filed with the Commission on November 18, 2015)

10.19	Medical Marijuana Establishment Management Agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q No. 000-55462 filed with the Commission on November 18, 2015)
10.20
Pacific Leaf Ventures LP Amended and Restated 6% Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to Form 8-K  No. 000-55462 filed with the Commission on February 12, 2016)

10.21	Pacific Leaf Ventures LP Amended and Restated Royalty Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)
10.22	Pacific Leaf Ventures LP Omnibus Amendment and Waiver (Incorporated by reference to Exhibit 10.3 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)
10.23	Amended Employment Agreement between Registrant and John Poss dated June 1, 2016
10.24	Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 1, 2016
10.25	Audit Committee Charter
10.26	Compensation Committee Charter
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
16.1
Amended Letter from L J Sullivan & Co. C.P.A. to the Securities and Exchange Commission, dated July 22, 2015 (Incorporated by reference to Exhibit 16.1 to Form 8-K  No. 000-55462 filed with the Commission on July 22, 2015)

21.1	List of Subsidiaries
23.1	Consent of Independent Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification
101	XBRL Instant Documents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on July 14, 2016.

Growblox Sciences, Inc.

By:	/S/ John Poss
Name:	John Poss
Title:	Chief Executive Officer, President and Chief Financial Officer