Form 10-K/A
period 2016-03-31
Growblox Sciences, Inc.
filed 2016-07-15
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K/A
(Amendment No.1)
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

The shares outstanding on July 7, 2016 were 57,448,614.

Documents Incorporated by Reference
None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Growblox Sciences, Inc. (the "Company") on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission on July 14, 2016 (the "Form 10-K"), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K other than the principal accounting officer and a majority of the members of the board of directors have signed this amendment and by so doing confirm their approval of the original filing and by this amendment place their signatures on the original filing. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.  Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on July 15, 2016.

GROWBLOX SCIENCES, INC.

By:	/s/ John Poss
Name:	John Poss
Title:	Chief Executive Officer, President and Chief Financial Officer, Principle Accounting Officer, and Director

By:	/s/ Andrea Small-Howard
Name:	Andrea Small-Howard
Title:	Director

By:	/s/ Craig Ellins
Name:	Craig Ellins
Title:	Director