Form 10-Q
period 2016-06-30
Growblox Sciences, Inc.
filed 2016-08-15
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller Reporting Company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes     ☒  No

There were 64,495,701 shares of common stock, par value $0.0001 per share, outstanding as of August 9, 2016.

GROWBLOX SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	30-Jun-16	31-Mar-16

CURRENT ASSETS:
Cash and cash equivalents	$178,325	$34,824
Accounts receivable	67,862	67,862
Prepaid expenses	89,849	104,851
TOTAL CURRENT ASSETS	336,036	207,537
Property and Equipment, Net	2,935,172	1,953,048
Deposits and Prepayments	269,560	271,455
Other Assets	19,134	3,555
TOTAL ASSETS	$3,559,902	$2,435,595
CURRENT LIABILITIES:
Accounts Payable	$762,577	$902,123
Accrued Interest	95,145	61,786
Accrued Liabilities	844,815	834,348
Notes Payable, net of unamortized discount of $0.3 million and $0.4 million at June 30, 2016 and March 31, 2016, respectively	499,847	463,532
TOTAL CURRENT LIABILITIES	2,202,384	2,261,789
Note Payable	2,020,195	2,148,556
TOTAL LIABILITIES	4,222,579	4,410,345
Commitments and Contingencies (Note 7)
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock Common Stock, $0.0001 par value, 250,000,000 shares authorized, 57,973,614 and 47,335,147 shares issued and outstanding at June 30, 2016 and March 30, 2016	5,797	4,733
Deferred Stock Compensation	2,318,827	2,240,662
Additional Paid In Capital	19,180,234	16,638,318
Accumulated Deficit	(22,120,731)	(20,779,860)
TOTAL GROWBLOX SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	(615,873)	(1,896,147)
Non-controlling interest	(46,804)	(78,603)
TOTAL (DEFICIT)/EQUITY	(662,677)	(1,974,750)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$3,559,902	$2,435,595

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,
	2016	2015

NET REVENUE	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES	1,207,781	1,522,765
LOSS FROM OPERATIONS	(1,207,781)	(1,522,765)
OTHER INCOME (EXPENSE)
Interest Expense	(158,713)	(658)
Other Income/(Expense)	(12,416)	1,219
Total other expense	(171,129)	561
NET LOSS	(1,378,910)	(1,522,204)
Net loss attributable to non-controlling interest	(38,201)	(180,456)
NET LOSS ATTRIBUTABLE TO GROWBLOX SCIENCES, INC.	$(1,340,709)	$(1,341,748)
Net loss per share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted	50,068,724	41,026,532

The accompanying notes are an integral part of these consolidated condensed financial statements

INDEX

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(1,378,910)	$(1,522,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,761	43,519
Stock-based compensation	452,497	398,411
Amortization of debt discount and discount for beneficial conversion feature	125,174	-
Loss on disposal	5,572	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	15,002	(21,747)
Accounts payable	(206,339)	(12,960)
Accrued expenses	(17,675)	28,117
Net cash used in operating activities	(957,918)	(1,086,864)
INVESTING ACTIVITIES:
Purchase of property and equipment	(877,697)	(197,797)
Change in deposits	(14,764)	(4,717)
Net cash used in investing activities	(892,461)	(202,514)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	1,293,804	1,308,165
Proceeds from non-controlling interest	70,000	300,000
Proceeds from notes payable	-	100,000
Cash used to purchase warrants	-	(56,000)
Other financing activities	630,076	-
Net cash provided by financing activities	1,993,880	1,652,165
Net change in cash and cash equivalent	143,501	362,787
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	34,824	-
CASH AND CASH EQUIVALENT AT END OF PERIOD	$178,325	$332,787
Non-cash transactions:
Stock issued to settle payables	$255,232	$-
Stock issued to upon partial conversion of long-term note payable	$500,000	$-
Stock issued to settle advance	$-	$150,000

The accompanying notes are an integral part of these consolidated condensed financial statements

INDEX

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Growblox Sciences, Inc. (the "Company," "We" or "Us") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2016.

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

Significant Accounting Policies

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2016.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

INDEX

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $22.1 million at June 30, 2016. In addition, the Company has consumed cash in its operating activities of approximately $1 million for the three months ended June 30, 2016 compared to $1.1 million for the same period last year. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 – Convertible Notes

In February 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $192,500 resulting in aggregate proceeds of $175,000 reflecting a 9.1% original discount and a nominal rate of 10%. The Note is payable within one year of issuance and is convertible into 962,500 shares of the Company's common stock and 962,500 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $94,037 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $66,912 was recorded based on the fair value of the 962,500 warrants attached to the note. This value was derived using the Black-Scholes valuation model. At June 30, 2016, the Note had a balance of $0.09 million net of $0.1 million unamortized discount and beneficial conversion feature.

In March 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $300,000 resulting in aggregate proceeds of $250,000 reflecting a 16.67% original discount and a nominal rate of 20%. The Note is payable within one year of issuance and is convertible into 1,500,000 shares of the Company's common stock and 1,500,000 common stock to purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $143,750 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $93,750 was recorded based on the fair value of the 1,500,000 warrants attached to the note. At June 30, 2016, the Note had a balance of $0.1 million net of $0.2 million unamortized discount and beneficial conversion feature.

The Notes and Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 4– Note Payable

INDEX

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

On June 13, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $500,000. As of June 30, 2016, the total amount of installments received, net of conversion, is $2.02 million.

Note 5 – Property and Equipment

Property and equipment balances as of June 30, 2016 and March 31, 2016:

INDEX

	As of June 30, 2016	As of March 31, 2016
Computer and software	$151,748	$151,748
Machinery and equipment	643,394	641,898
Leaseholds	357,418	363,317
Construction in progress	2,075,086	1,043,042
	3,227,646	2,200,005
Less accumulated depreciation and amortization	(292,474)	(246,957)
Property and equipment, net	$2,935,172	$1,953,048

Note 6 – Capital Transactions

During the three months ended June 30, 2016, the Company issued an aggregate of 835,967 shares of common stock in settlement and release of certain obligations owed by the Company to various persons and recorded related expenses of $0.3 million, as follows:

•	The Company issued 512,275 shares of its common stock in connection with the conversion of $0.2 million in indebtedness owed by us to various persons at a conversion price of approximately $0.38 per share.

•	The Company issued 323,692 shares of common stock in connection with settlement of payroll liabilities owed by us to our executives at a conversion price of $0.19 per share. The Company recorded approximately $0.1 million of compensation expense.

The Company issued 100,000 shares of common stock to employees and recorded an expense of $0.03 million.

On April 8, 2016, the Company issued 200,000 of its common shares to its former Chief Financial Officer, in exchange for a full dismissal with prejudice of all causes of action pending in the complaint filed against the Company on August 19, 2015.

The Company issued 50,000 shares in exchange for consulting services and recorded a related expense of $0.02 million.

On June 13, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf.

During three months ended June 30, 2016, the Company sold 7,425,500 units through a private placement at a price of $0.20 per unit resulting in net proceeds of $1.3 million.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50.

Options

On June 1, 2016, we issued 900,000 stock options under our 2014 Equity Incentive Plan to the independent members of the Company's Board of Directors. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.16 per share.

On June 1, 2016, we issued 1,400,000 stock options under our 2014 Equity Incentive plan to our Chief Executive Officer. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.30 per share.

On June 1, 2016, we issued 1,200,000 stock options under our 2014 Equity Incentive plan to our Chief Sciences Officer. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share.

On June 30, 2016, we issued 200,000 stock options under our 2014 Equity Incentive Plan to various employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share.  All of the foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.
Note 7 – Commitments and Contingencies

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

The Company and its adversaries entered an agreement in principle, subject to the execution of formal documents and dated as of June 20, 3016, to settle and dismiss the action. The Company's board approved the settlement on July 6, 2016. The parties are in the process of executing a formal, written settlement agreement. Under the settlement, the Company will deliver 1,400,000 shares of its common stock to its adversaries. Craig Ellins, formerly CEO of the Company and now its chief scientific officer, will deliver 3,000,000 shares that he owns personally. Based on our estimate of potential outcomes, we have accrued $0.5 million with respect to this matter as of June 30, 2016.

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

Note 8 – Loss per Share

The Company's basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 31,359,167 and 27,558,334 of potentially dilutive common shares at June 30, 2016 and March 31, 2016, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 9 – Subsequent Events

GB Sciences Nevada LLC

On July 21, 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company's cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into an amended lease agreement per the terms of which the initial term of the lease covering the facility was extended to ten years, with an optional five-year extension.

On August 4, 2016, the Company entered into the Second Omnibus Amendment ("Amendment") of its existing agreements with Pacific Leaf Ventures, LP ("Pacific Leaf").  Principally, the Amendment eliminates Pacific Leaf's option to purchase up to a 20% membership interest in GB Sciences Nevada LLC ("GBSN") and reduces Pacific Leaf's existing royalty rate to 16.4%. It also caps maximum aggregate royalty payments to be made to Pacific Leaf at $2,420,000 with respect to any calendar year. In consideration of the amended terms, Pacific Leaf will receive 1,000,000 shares of the Company's common stock and a five-year warrant to purchase 1,500,000 shares of the Company's common stock at $0.36 per share.

Growblox Sciences, Inc.  v. GCM Administrative Services, LLC Settlement

On August 9, 2016, the Company finalized a settlement agreement in final disposition of the lawsuit filed by the Company on April 2, 2014, in the United States District Court for the Southern District of New York.  The Company's obligation under the agreement is to issue 1,400,000 shares of restricted common stock to certain non-affiliates of the Company.

Executive Appointments

On August 5, 2016, the Company's Board of Directors accepted the resignation of John Poss as Chief Financial Officer of the Company and appointed Ksenia Griswold as the Company's Vice President and Chief Financial Officer. Mr. Poss will continue to serve as the President, Chief Executive Officer, and Chief Operating Officer of the Company. Ms. Griswold has been serving as the controller of the Company since November, 2015.  For the five years prior to that time beginning in October, 2010, she worked in the Las Vegas, Nevada office of Ernst & Young, LLP.  At the time of her departure from Ernst & Young, she was audit manager.  It is expected that an amendment to Ms. Griswold's employment agreement and compensation will be negotiated during the upcoming fiscal quarter.

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

On March 13, 2014, we entered into a definitive assets purchase agreement for the acquisition of assets, including the Growblox(TM) cultivation technology which resulted in a change in our corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc.

Plan of Operation

The Company will cultivate cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC ("GBSN").  GBSN is in the final states of opening Phase 1 of an approximately 28,000 sq. ft. facility in Las Vegas, Nevada.  When all phases of construction are completed, the facility is expected to produce 6,800 pounds of marijuana per year and generate revenues of $16.9 million, based on a projected wholesale price of $2,500 per pound.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority. In that connection, we have received every approval from licensing and occupancy permit that we have sought to date, and we expect to have our first crop growing in our state-of-the-art pharmaceutical grade cultivation rooms by October 1, 2016. Our first harvest will be approximately 10 weeks later.

We expect our products to compete well in the marketplace because of the considerable efforts we have made in the plant genetics and tissue culturing of our proprietary strains of cannabis.  And, we are the exclusive Nevada grower of Kyle Kushman's proprietary marijuana strains which have been highly rated top sellers in California. Furthermore our ownership interest in the Showgrow dispensary on Fort Apache Boulevard in Las Vegas guarantees retail distribution of our products from that facility.  Our products will have enough exposure to ensure that consumers can appreciate its quality and superiority compared to other brands.

The current emphasis on near-term cash flow allows us to plan for exploiting the potential of our science assets.  We recently formed Growblox Life Sciences, LLC and have retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to development strategies for the protection of the Company's intellectual property.

Our proprietary Growblox chambers, anticipated to be commercially ready during the second quarter of fiscal 2017 will enable us to grow a 100% consistent and cost-effective pharmaceutical grade cannabis which is important irrespective of its ultimate consumers; a consistent recreational brand will be as important to consumers as a consistent medicine will be to its patients. Ultimately, our science will enable us to identify and develop proprietary strains, which will provide us with raw materials for our soon to be patented medical compounds.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	Three months ended June 30,
	2016	2015

Revenue	$-	$-
General and administrative expenses	1,207,781	1,522,765
Other income/(expense)	(171,129)	561
Loss attributable to non-controlling interest	(38,201)	(180,456)
Net income/(loss)	(1,340,709)	(1,341,748)

Comparison of the Three Months Ended June 30, 2016 and 2015

INDEX

Revenues

The Company has not achieved any operating revenues to date.

General and administrative expenses

General and administrative expenses decreased $0.3 million to $1.2 million for the three months ended June 30, 2016 compared to $1.5 million for the three months ended June 30, 2015. The decrease in primarily attributable to $0.2 million decrease in consulting and advisory services related to development of our proprietary GrowBLOX Suites combined with a $0.1 million decrease in legal expenses.

Other expense

Total other expense increased by $0.2 million compared to the same period in prior year. The increase in primarily due to the recognition of $0.03 million in accrued interest related to the Pacific Leaf Loan and $0.13 million amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

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

At June 30, 2016, cash was $0.18 million, other current assets excluding cash were $0.16 million and our working capital deficit was $1.9 million. At the same time, current liabilities were approximately $2.2 million, which consisted principally of $0.8 million in accrued liabilities, $0.8 million in accounts payable, and $0.5 million in notes payable. At March 31, 2016, the Company had cash balance $0.03 million, other current assets excluding cash were $0.2 million and our working capital deficit was $2.1 million. Current liabilities were approximately $2.3 million, which consisted principally of $0.9 million in accounts payable, $0.8 million in accrued liabilities, and $0.5 million in notes payable. An improvement in our liquidity position at June 30, 2016 compared to March 31, 2016 is primarily attributable to the capital raised through private offerings.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $1 million for the three months ended June 30, 2016, as compared to net cash used of $1.1 million for the three months ended June 30, 2015. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

INDEX

Investing Activities

During the three months ended June 30, 2016 and 2015, the Company used $0.9 million and $0.2 million, respectively, of cash in investing activities. The cash used in investing activities during the three months ended June 30, 2016 and 2015 was primarily for the purchase of property and equipment.

Financing Activities

During the three months ended June 30, 2016 and 2015, cash flows from financing activities totaled $2 million and $1.7 million, respectively. Cash flows from financing activities for the three months ended June 30, 2016 related primarily to $1.3 million in proceeds from the issuance of common stock and warrants, $0.6 million in other financing activities consisting primarily of deferred stock compensation, and $0.07 million in proceeds from non-controlling interests. Cash flows from financing activities for the three months ended June 30, 2015 related primarily to $1.3 million in proceeds from the issuance of common stock and warrants, $0.3 million in proceeds from non-controlling interests, and $0.1 million in proceeds from notes payable.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $22.1 million as of June 30, 2016, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

VARIABLES AND TRENDS

In the event the Company is able to obtain the necessary financing to progress with its business plan, the Company expects expenses to increase significantly to grow the business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light of these circumstances.

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2016 the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

INDEX

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2016, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

INDEX

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings

Growblox Sciences, Inc.  v. GCM Administrative Services, LLC

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

INDEX

The Company and its adversaries entered an agreement in principle, subject to the execution of formal documents and dated as of June 20, 3016, to settle and dismiss the action. The Company's board approved the settlement on July 6, 2016. The parties are in the process of executing a formal, written settlement agreement. Under the settlement, the Company will deliver 1,400,000 shares of its common stock to its adversaries. Craig Ellins, formerly CEO of the Company and now its chief scientific officer, will deliver 3,000,000 shares that he owns personally. Based on our estimate of potential outcomes, we have accrued $0.5 million with respect to this matter as of June 30, 2016.

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

ITEM 1A.     Risk Factors

There are no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the SEC.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On June 13, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf.

During three months ended June 30, 2016, the Company sold 7,425,500 units through a private placement at a price of $0.20 per unit resulting in net proceeds of $1.3 million.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50.

Options

On June 1, 2016, we issued 900,000 stock options under our 2014 Equity Incentive Plan to the independent members of the Company's Board of Directors. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.16 per share.

On June 1, 2016, we issued 1,400,000 stock options under our 2014 Equity Incentive plan to our Chief Executive Officer. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.30 per share.

On June 1, 2016, we issued 1,200,000 stock options under our 2014 Equity Incentive plan to our Chief Sciences Officer. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share.

On June 30, 2016, we issued 200,000 stock options under our 2014 Equity Incentive Plan to various employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share.  All of the foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

INDEX

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

Amendments to the Executive Employment Agreements

Pursuant to the appointment of Mr. Poss as the Company's President, Chief Executive Officer and Board Member, the Company entered into an Amended and Restated Employment Agreement, effective June 1, 2016.  The agreement will end on May 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Mr. Poss will receive an annual salary of not less than $120,000 and quarterly bonuses equal to the value of 125,000 shares of Growblox common stock.  Bonuses are payable in S-8 stock or cash in the discretion of the Company.  Under the agreement, Mr. Poss will also receive options to acquire 1,400,000 shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted.

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

INDEX

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

INDEX

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

3.3	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	Pacific Leaf Ventures LP Second Omnibus Amendment and Waiver
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GROWBLOX SCIENCES, INC.

August 15, 2016	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GROWBLOX SCIENCES, INC.

August 15, 2016	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)