Form 10-Q
period 2016-09-30
Growblox Sciences, Inc.
filed 2016-11-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 89,137,778 shares of common stock, par value $0.0001 per share, outstanding as of November 14, 2016.

GROWBLOX SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	30-Sep-16	31-Mar-16

CURRENT ASSETS:
Cash and cash equivalents	$2,072,032	$34,824
Accounts receivable	67,862	67,862
Prepaid expenses	61,965	104,851
TOTAL CURRENT ASSETS	2,201,859	207,537
Property and Equipment, Net	6,825,209	1,953,048
Deposits and Prepayments	203,437	271,455
Other Assets	92,169	3,555
TOTAL ASSETS	$9,322,674	$2,435,595
CURRENT LIABILITIES:
Accounts Payable	$147,963	$902,123
Accrued Interest	126,400	61,786
Accrued Liabilities	260,554	834,348
Notes Payable, net of unamortized discount of $0.5 million and $0.4 million at September 30, 2016 and March 31, 2016, respectively	786,418	463,532
TOTAL CURRENT LIABILITIES	1,321,335	2,261,789
Note Payable	2,095,195	2,148,556
Capital Lease Obligations	3,823,634	-
TOTAL LIABILITIES	7,240,164	4,410,345
Commitments and Contingencies (Note 7)
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock Common Stock, $0.0001 par value, 250,000,000 shares authorized, 77,769,845 and 47,335,147 shares issued and outstanding at September 30, 2016 and March 31, 2016	7,777	4,733
Deferred Stock Compensation	2,332,327	2,240,662
Additional Paid In Capital	24,320,905	16,638,318
Accumulated Deficit	(24,588,034)	(20,779,860)
TOTAL GROWBLOX SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	2,072,975	(1,896,147)
Non-controlling interest	9,535	(78,603)
TOTAL (DEFICIT)/EQUITY	2,082,510	(1,974,750)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$9,322,674	$2,435,595

The accompanying notes are an integral part of these condensed consolidated financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015

NET REVENUE	$-	$-	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES	2,197,557	2,693,145	3,405,338	4,215,910
LOSS FROM OPERATIONS	(2,197,557)	(2,693,145)	(3,405,338)	(4,215,910)
OTHER INCOME (EXPENSE)
Interest Expense	(297,929)	(10,571)	(456,460)	(11,229)
Other Income/(Expense)	(10,479)	(985)	(23,075)	233
Total other expense	(308,408)	(11,556)	(479,535)	(10,996)
NET LOSS	(2,505,965)	(2,704,701)	(3,884,873)	(4,226,906)
Net income/(loss) attributable to non-controlling interest	(38,661)	(23,704)	(76,862)	(204,160)
NET LOSS ATTRIBUTABLE TO GROWBLOX SCIENCES, INC.	$(2,467,304)	$(2,680,997)	$(3,808,011)	$(4,022,746)
Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.06)	$(0.09)
Weighted average common shares outstanding - basic and diluted	67,920,941	46,104,790	59,043,603	43,331,875

The accompanying notes are an integral part of these consolidated condensed financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(3,884,873)	$(4,226,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,133	88,072
Stock-based compensation	1,785,315	1,745,266
Amortization of debt discount and beneficial conversion feature	316,745	-
Loss on disposal	5,572	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	42,886	156,437
Accounts payable	33,716	586,770
Accrued expenses	(129,807)	84,627
Net cash used in operating activities	(1,693,313)	(1,565,734)
INVESTING ACTIVITIES:
Purchase of property and equipment	(957,925)	(761,793)
Change in deposits	(21,856)	29,514
Net cash used in investing activities	(979,781)	(732,279)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	4,140,354	1,229,057
Proceeds from non-controlling interest	165,000	300,000
Proceeds from notes payable	-	1,200,000
Proceeds from convertible notes	500,000	-
Payments under long-term obligations	(94,898)	(30,000)
Cash used to purchase warrants	-	(56,000)
Other financing activities	(154)	-
Net cash provided by financing activities	4,710,302	2,643,057
Net change in cash and cash equivalent	2,037,208	345,044
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	34,824	-
CASH AND CASH EQUIVALENT AT END OF PERIOD	$2,072,032	$345,044
Non-cash transactions:
Stock issued to settle payables	$590,777	$167,451
Stock issued to upon partial conversion of long-term note payable	$500,000	$-
Stock issued to settle legal obligations	$410,840	$-
Capital lease obligation	$3,900,000	$-
Stock and warrants issued upon amendment of long-term note	$875,663	$-

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
Principles of Consolidation
The condensed consolidated financial statements include all operating divisions and majority owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation.
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

Note 2 – Going Concern
The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $24.6 million at September 30, 2016. In addition, the Company has consumed cash in its operating activities of approximately $1.7 million for the six months ended September 30, 2016 compared to $1.6 million for the same period last year. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.
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
Note 3 – Convertible Notes

In February 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $192,500 resulting in aggregate proceeds of $175,000 reflecting a 9.1% original discount and a nominal rate of 10%. The Note is payable within one year of issuance and is convertible into 962,500 shares of the Company's common stock and 962,500 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $94,037 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $66,912 was recorded based on the fair value of the 962,500 warrants attached to the note. This value was derived using the Black-Scholes valuation model. At September 30, 2016, the Note had a balance of $0.1 million net of $0.06 million unamortized discount and beneficial conversion feature.
In March 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $300,000 resulting in aggregate proceeds of $250,000 reflecting a 16.67% original discount and a nominal rate of 20%. The Note is payable within one year of issuance and is convertible into 1,500,000 shares of the Company's common stock and 1,500,000 common stock to purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $143,750 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $93,750 was recorded based on the fair value of the 1,500,000 warrants attached to the note. At September 30, 2016, the Note had a balance of $0.2 million net of $0.1 million unamortized discount and beneficial conversion feature.
In July 2016, the Company issued a short-term Promissory Note ("Note") resulting in aggregate proceeds of $500,000. The Note is payable within one year of issuance and is convertible into 2,500,000 shares of the Company's common stock at any time and from time to time before maturity at the option of the holder. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $350,000 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the note. At September 30, 2016, the Note had a balance of $0.2 million net of $0.3 million unamortized beneficial conversion feature.

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
To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the "Note"), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. We were required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GB Sciences Nevada, LLC ("GBSN") attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN's EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Pacific Leaf a security interest in certain of its assets and enter into the lending agreement.
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
On June 13, 2016 the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $500,000. As of September 30, 2016, the total amount of installments received, net of conversion, is $2.1 million.

On August 4, 2016, the Company entered into the Second Omnibus Amendment ("Second Amendment") of its existing agreements with Pacific Leaf.  The Second Amendment eliminates Pacific Leaf's option to purchase up to a 20% membership interest in GB Sciences Nevada LLC, a wholly owned subsidiary of the Company ("GBS") and reduces Pacific Leaf's existing royalty rate to 16.4% of the gross sales revenue of GBS.  It also caps maximum aggregate royalty payments to be made to Pacific Leaf at $2,420,000 with respect to any calendar year. In consideration of the amended terms, Pacific Leaf and its designees received 1,000,000 shares of the Company's common stock and a five-year warrant to purchase 1,500,000 shares of the Company's common stock at $0.36 per share resulting in related expense of approximately $0.9 million.
Note 5 – Capital Lease
In July, 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company's cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into an amended lease agreementfor an initial term of 10.5 years with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement are $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments will increase by 3% per annum through the expiration of the lease. We analyzed the transaction in accordance with the applicable accounting guidance determining that aggregate amount of $3.9 million met the requirements for capitalization. The building has been capitalized and is included in September 20, 2016 property and equipment, net balance with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payment discounted at 11.6% interest rate.
Note 6 – Capital Transactions
During the six months ended September 30, 2016, the Company issued an aggregate of 1,853,054 shares of common stock in settlement and release of certain obligations owed by the Company to various persons and recorded related expenses of $0.6 million, as follows:

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

•
The Company issued 1,017,087 shares of its common stock in connection with the conversion of $0.3 million in indebtedness owed by us to various persons at a conversion price of approximately $0.33 per share.

On April 8, 2016, the Company issued 200,000 of its common shares to its former Chief Financial Officer, in exchange for a full dismissal with prejudice of all causes of action pending in the complaint filed against the Company on August 19, 2015. The Company recorded approximately $0.04 million of legal settlement expense.
During the six months ended September 30, 2016, The Company issued 202,394 shares in exchange for consulting services and recorded a related expense of $0.07 million. The Company also issued 100,000 shares of common stock to employees and recorded an expense of $0.03 million.

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

On August 4, 2016, Company issued 1,000,000 shares to Pacific Leaf and its designees and recorded a related expense of $0.4 million. The common shares were issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the six months ended September 30, 2016.

On August 9, 2016, the Company finalized a settlement agreement in final disposition of the lawsuit filed by the Company on April 2, 2014, in the United States District Court for the Southern District of New York.  The suit is more particularly described in Part I, Item 3 of the Company's Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on July 14, 2016.  The Company issued 1,400,000 shares of restricted common stock to certain non-affiliates of the Company and recorded a related expense of $0.4 million.

During six months ended September 30, 2016, the Company sold 14,847,500 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50. The Company also sold 9,281,750 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in five years, with an exercise price of $0.60. The Company recorded net proceeds of $4.1 million as a result of these issuances.

Options and Warrants
On June 1, 2016, we issued 900,000 stock options under our 2014 Equity Incentive Plan to the independent members of the Company's Board of Directors. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.16 per share. As of September 30, 2015, the Company recognized total of $0.1 million in share-based compensation expense related to options vested to date.

On June 1, 2016, we issued 1,400,000 stock options under our 2014 Equity Incentive plan to our Chief Executive Officer. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.30 per share. As of September 30, 2015, the Company recognized total of $0.2 million in share-based compensation expense related to options vested to date.

Effective on June 1, 2016, the Company amended its employment agreement with its Chief Science Officer, Andrea Small-Howard.  Pursuant to the amendment, Dr. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1,200,000 common shares at the strike price of $0.30 per share. As of September 30, 2015, the Company recognized total of $0.1 million in share-based compensation expense related to warrants vested to date.

On June 30, 2016, we issued 200,000 stock options under our 2014 Equity Incentive Plan to various employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share. As of September 30, 2015, the Company recognized total of $0.01 million in share-based compensation expense related to options vested to date.

On August 4, 2016, Company issued a warrant to purchase 1,500,000 shares of the Company's common stock at the price of $0.36 per share to Pacific Leaf and its designees and recorded a related expense of $0.5 million. The warrant to purchase common shares was issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the six months ended September 30, 2016.

All of the foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 7 – Commitments and Contingencies
Growblox Sciences, Inc.  v. GCM Administrative Services, LLC

On August 9, 2016, the Company finalized a settlement agreement in final disposition of the lawsuit filed by the Company on April 2, 2014, in the United States District Court for the Southern District of New York.  The suit is more particularly described in Part I, Item 3 of the Company's Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on July 14, 2016.  The Company issued 1,400,000 shares of restricted common stock to certain non-affiliates of the Company and recorded a related expense of $0.4 million

Cathryn Kennedy Complaint Settlement
On August 19, 2015, Cathryn Kennedy, our former Chief Financial Officer, filed a Complaint against us in the District Court in Clark County, Nevada alleging that she was assigned new duties by us which constituted a termination without cause effective July 24, 2015, and that as a consequence thereof she is entitled to severance, vacation pay and stock compensation from us pursuant to her Employment Agreement dated November 18, 2014.  On April 8, 2016, the Company entered into a mutual agreement with Cathryn Kennedy per terms of which the Company issued 200,000 of its unrestricted common shares valued at $40,000 in exchange for a full dismissal with prejudice of all causes of action pending in the above-referenced Complaint.
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
Note 8 – Loss per Share
The Company's basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 56,613,414 and 27,558,334 of potentially dilutive common shares at September 30, 2016 and March 31, 2016, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
Note 9 – Subsequent Events
Pacific Leaf Note Conversion Notice
On October 4 and October 20, 2016 the Company received notices from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $500,000 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 4,000,000 shares of its common stock ($1,000,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness to Pacific Leaf pursuant to the Note has been reduced by $1,000,000.
Acquisition of Production License

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines, and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines.

Short-Term Note Conversion

On November 8, 2016 the Company received a notice from the Holder of the Short-Term Promissory Note ("Note") issued in March 2016 with face value of $300,000. The Holder had elected to convert $300,000 of the Company's indebtedness into warrants and common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 1,500,000 shares of its common stock ($300,000 converted at a price of $0.20 per share) and 1,500,000 warrants to purchase shares of Common Stock of the Company at an exercise price of $0.50 per share for the period of three years.

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
We seek to become a trusted producer of consistent and efficacious medicinal strains and products, combining both cannabinoids and terpenes, which we intend to market in those states within the United States and in other countries where the sale of medical cannabis products are permitted. In addition, subject to obtaining Food and Drug Administrative (FDA) certification, we intend to market our cannabinoid-based drug discoveries on a world-wide basis.
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

Plan of Operation
The Company will cultivate cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC ("GBSN").  GBSN is in the final stages of opening Phase 1 of an approximately 28,000 sq. ft. facility in Las Vegas, Nevada.  When all phases of construction are completed, the facility is expected to produce 6,800 pounds of marijuana per year and generate revenues of $16.9 million, based on a projected wholesale price of $2,500 per pound.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines, and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. The Company's plan commence operations on or about October 1, 2016 has been pushed back to no later than January 2017. These discussed strategic modifications in our plan along with the acquisition of this production license contributed to the January 2017 date.

The Company still expects to meet its revenue projections for the fiscal year ended March 31, 2017 of approximately $700,000 as it can still achieve the same revenue because the production facility will open concurrently with the cultivation facility.  Thus, the Company will be able to acquire cannabis from other producers and process and sell products such as vape pens and edibles immediately.

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

The current emphasis on near-term cash flow allows us to plan for exploiting the potential of our science assets.  We recently formed Growblox Life Sciences, LLC and have retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to development strategies for the protection of the Company's intellectual property. On October 11, 2016 we filed the first of several planned patent applications for life science inventions by its wholly-owned subsidiary, Growblox Life Sciences, LLC.  The current provisional patent application covers complex-cannabinoid-containing mixtures capable of enhancing dopamine secretion and protecting neurons from the mitochondria-induced free radical damage that occurs during disease progression in the brains of patients with Parkinson's disease, Alzheimer's disease, Lewy Body Dementia, and Huntington's disease, among others. At this time, the Company plans to seek partners in the pharmaceutical industry or alternatively venture funding to advance these cannabis-based formulations to clinical testing and commercialization.

Our proprietary Growblox chambers, anticipated to be commercially ready during the third quarter of fiscal 2017 will enable us to grow a consistent, pharmaceutical grade cannabis which is important irrespective of its ultimate consumers; a consistent recreational brand will be as important to consumers as a consistent medicine will be to its patients.

RESULTS OF OPERATIONS
The following table sets forth certain of our Statements of Operations data:
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
General and administrative expenses	2,197,557	2,693,145	3,405,338	4,215,910
Other Income/(Expense)	(308,408)	(11,556)	(479,535)	(10,996)
Net loss attributable to non-controlling interest	(38,661)	(23,704)	(76,862)	(204,160)
Net Loss	$(2,467,304)	$(2,680,997)	$(3,808,011)	$(4,022,746)
Comparison of the Three Months Ended September 30, 2016 and 2015
Revenues
The Company has not achieved any operating revenues to date.
General and administrative expenses
General and administrative expenses decreased $0.5 million to $2.2 million for the three months ended September 30, 2016 compared to $2.7 million for the three months ended September 30, 2015. The decrease in primarily attributable to $0.8 million decrease in consulting and advisory services related to development of our proprietary GrowBLOX Suites combined with a $0.3 million decrease in legal expenses offset by $0.9 million increase in expense related to amendment of long-term debt.

Other expense
Total other expense increased by $0.3 million compared to the same period in prior year. The increase in primarily due to the recognition of $0.03 million in accrued interest related to the Pacific Leaf Loan and $0.2 million amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.
Comparison of the Six Months Ended September 30, 2016 and 2015
Revenues
The Company has not achieved any operating revenues to date.
General and administrative expenses
General and administrative expenses decreased $0.8 million to $3.4 million for the six months ended September 30, 2016 compared to $4.2 million for the six months ended September 30, 2015. The decrease in primarily attributable to a $0.9 million decrease in consulting and advisory services related to development of our proprietary GrowBLOX chambers combined with a $0.9 million decrease in professional service expense offset by $0.6 million increase in stock-based compensation expense $0.9 million increase in expense related to amendment of long-term debt.
Other expense
Total other expense increased by $0.5 million compared to the same period in prior year. The increase in primarily due to the recognition of $0.1 million in accrued interest related to the Pacific Leaf Loan and $0.3 million amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

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
At September 30, 2016, cash was $2.1 million, other current assets excluding cash were $0.12 million and our working capital was $0.9 million. At the same time, current liabilities were approximately $1.3 million, which consisted principally of $0.8 million in notes payable, $0.3 million in accrued liabilities, and $0.1 million in accounts payable. At March 31, 2016, the Company had cash balance $0.03 million, other current assets excluding cash were $0.2 million and our working capital deficit was $2.1 million. Current liabilities were approximately $2.3 million, which consisted principally of $0.9 million in accounts payable, $0.8 million in accrued liabilities, and $0.5 million in notes payable. An improvement in our liquidity position at September 30, 2016 compared to March 31, 2016 is primarily attributable to the capital raised through private offerings.

Sources and Uses of Cash
Operating Activities
Net cash used in operating activities was $1.7 million for the six months ended September 30, 2016, as compared to net cash used of $1.6 million for the six months ended September 30, 2015. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities
During the six months ended September 30, 2016 and 2015, the Company used $1 million and $0.7 million, respectively, of cash in investing activities. The cash used in investing activities during the six months ended September 30, 2016 and 2015 was primarily for the purchase of property and equipment.
Financing Activities
During the six months ended September 30, 2016 and 2015, cash flows from financing activities totaled $4.7 million and $2.6 million, respectively. Cash flows from financing activities for the six months ended September 30, 2016 related primarily to $4.1 million in proceeds from the issuance of common stock and warrants, $0.5 million in proceeds from convertible notes, and $0.2 million in proceeds from non-controlling interests. Cash flows from financing activities for the six months ended September 30, 2015 related primarily to $1.2 million in proceeds from the issuance of common stock and warrants, $1.2 million in proceeds from notes payable, and $0.3 million in proceeds from non-controlling interests.
GOING CONCERN
The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $24.6 million as of September 30, 2016, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2016 the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.
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
Changes in Internal Controls
During the fiscal quarter ended September 30, 2016, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
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

On August 4, 2016, Company issued 1,000,000 shares to Pacific Leaf and its designees and recorded a related expense of $0.4 million. The common shares were issued to partially satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the six months ended September 30, 2016.

On August 9, 2016, the Company finalized a settlement agreement in final disposition of the lawsuit filed by the Company on April 2, 2014, in the United States District Court for the Southern District of New York.  The suit is more particularly described in Part I, Item 3 of the Company's Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on July 14, 2016.  The Company issued 1,400,000 shares of restricted common stock to certain non-affiliates of the Company and recorded a related expense of $0.4 million.

During six months ended September 30, 2016, the Company sold 14,847,500 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50. The Company also sold 9,281,750 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in five years, with an exercise price of $0.60. The Company recorded net proceeds of $4.1 million as a result of these issuances.

Options and Warrants
On June 1, 2016, we issued 900,000 stock options under our 2014 Equity Incentive Plan to the independent members of the Company's Board of Directors. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.16 per share. As of September 30, 2015, the Company recognized total of $0.1 million in share-based compensation expense related to options vested to date.

On June 1, 2016, we issued 1,400,000 stock options under our 2014 Equity Incentive plan to our Chief Executive Officer. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.30 per share. As of September 30, 2015, the Company recognized total of $0.2 million in share-based compensation expense related to options vested to date.

Effective on June 1, 2016, the Company amended its employment agreement with its Chief Science Officer, Andrea Small-Howard.  Pursuant to the amendment, Dr. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1,200,000 common shares at the strike price of $0.30 per share. As of September 30, 2015, the Company recognized total of $0.1 million in share-based compensation expense related to warrants vested to date.

On June 30, 2016, we issued 200,000 stock options under our 2014 Equity Incentive Plan to various employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price of $0.30 per share. As of September 30, 2015, the Company recognized total of $0.01 million in share-based compensation expense related to options vested to date.

On August 4, 2016, Company issued a warrant to purchase 1,500,000 shares of the Company's common stock at the price of $0.36 per share to Pacific Leaf and its designees and recorded a related expense of $0.5 million. The warrant to purchase common shares was issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the six months ended September 30, 2016.

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

Executive Appointments

On August 5, 2016, the Company's Board of Directors accepted the resignation of John Poss as Chief Financial Officer of the Company and appointed Ksenia Griswold as the Company's Vice President and Chief Financial Officer. Mr. Poss will continue to serve as the President, Chief Executive Officer, and Chief Operating Officer of the Company. Ms. Griswold has been serving as the controller of the Company since November, 2015.  For the five years prior to that time beginning in October, 2010, she worked in the Las Vegas, Nevada office of Ernst & Young, LLP.  At the time of her departure from Ernst & Young, she was audit manager.  Pursuant to the appointment of Ms. Griswold as the Company's Vice President and Chief Financial Officer, the Company entered into an Amended and Restated Employment Agreement, effective October 7, 2016.  The agreement will end on November 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Ms. Griswold will receive an annual salary of not less than $110,000 and options to acquire 350,000 shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted.

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

Effective on June 1, 2016, the Company amended its employment agreement with its Chief Science Officer, Andrea Small-Howard.  Pursuant to the amendment, Dr. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1.2 million common shares at the strike price of $0.30 per share.

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

3.3	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	Amended Employment Agreement between Registrant and Ksenia Griswold dated October 7, 2016
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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
GROWBLOX SCIENCES, INC.

November 14, 2016	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GROWBLOX SCIENCES, INC.

November 14, 2016	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)