Form 10-Q
period 2016-12-31
Growblox Sciences, Inc.
filed 2017-02-14
CIK 1165320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________

FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.
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

There were 110,900,020 shares of common stock, par value $0.0001 per share, outstanding as of February 13, 2017.

GROWBLOX SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	31-Dec-16	31-Mar-16
CURRENT ASSETS:
Cash and cash equivalents	$991,325	$34,824
Accounts receivable	67,862	67,862
Prepaid expenses	34,087	104,851
TOTAL CURRENT ASSETS	1,093,274	207,537
Property and Equipment, Net	7,683,982	1,953,048
Deposits and Prepayments	203,306	271,455
Other Assets	142,881	3,555
TOTAL ASSETS	$9,123,443	$2,435,595
CURRENT LIABILITIES:
Accounts Payable	$126,432	$902,123
Accrued Interest	143,492	61,786
Accrued Liabilities	370,006	834,348
Notes Payable, net of unamortized discount of $0.2 million and $0.4 million at December 31, 2016 and March 31, 2016, respectively	582,216	463,532
TOTAL CURRENT LIABILITIES	1,222,146	2,261,789
Note Payable	473,250	2,148,556
Capital Lease Obligations	3,786,375	-
TOTAL LIABILITIES	5,481,771	4,410,345
Commitments and Contingencies (Note 7)
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock Common Stock, $0.0001 par value, 200,000,000 shares authorized, 92,836,869 and 47,335,147 shares issued and outstanding at December 31, 2016 and March 31, 2016	9,284	4,733
Deferred Stock Compensation	2,332,327	2,240,662
Additional Paid In Capital	29,355,303	16,638,318
Accumulated Deficit	(28,112,414)	(20,779,860)
TOTAL GROWBLOX SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	3,584,500	(1,896,147)
Non-controlling interest	57,172	(78,603)
TOTAL (DEFICIT)/EQUITY	3,641,672	(1,974,750)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$9,123,443	$2,435,595

The accompanying notes are an integral part of these condensed consolidated financial statements

INDEX

GB SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015

NET REVENUE	$-	$-	$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES	3,215,104	1,128,837	6,637,764	5,344,747
LOSS FROM OPERATIONS	(3,215,104)	(1,128,837)	(6,637,764)	(5,344,747)
OTHER INCOME (EXPENSE)
Interest Expense	(290,153)	(23,251)	(746,614)	(34,481)
Other Income/(Expense)	(75,781)	(2,747)	(81,534)	(2,512)
Total other expense	(365,934)	(25,998)	(828,148)	(36,993)
NET LOSS	(3,581,038)	(1,154,835)	(7,465,912)	(5,381,740)
Net income/(loss) attributable to non-controlling interest	(56,658)	(57,976)	(133,520)	(262,135)
NET LOSS ATTRIBUTABLE TO GROWBLOX SCIENCES, INC.	$(3,524,380)	$(1,096,859)	$(7,332,392)	$(5,119,605)
Net loss per share - basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.12)
Weighted average common shares outstanding - basic and diluted	88,836,452	46,388,156	68,954,306	44,354,340

The accompanying notes are an integral part of these consolidated condensed financial statements

INDEX

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(7,465,912)	$(5,381,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251,599	132,680
Stock-based compensation	3,695,521	1,510,999
Amortization of debt discount and beneficial conversion feature	486,762	-
Loss on debt conversion	75,781
Loss on disposal	5,572	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	70,764	110,110
Accounts payable	12,186	619,153
Accrued expenses	26,433	146,737
Net cash used in operating activities	(2,841,294)	(2,862,061)
INVESTING ACTIVITIES:
Purchase of property and equipment	(1,929,375)	(881,595)
Change in deposits	(74,227)	52,699
Net cash used in investing activities	(2,003,602)	(828,896)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	5,140,179	1,377,848
Proceeds from non-controlling interest	269,296	350,000
Proceeds from convertible notes	654,805	1,754,872
Payments under long-term obligations	(261,854)	-
Cash used to purchase warrants	-	(56,000)
Other financing activities	(1,029)	330,903
Net cash provided by financing activities	5,801,397	3,757,623
Net change in cash and cash equivalent	956,501	66,666
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	34,824	-
CASH AND CASH EQUIVALENT AT END OF PERIOD	$991,325	$66,666
Non-cash transactions:
Stock issued to settle payables	$590,777	$377,824
Stock issued to upon conversion of long-term note payable	$2,576,750	$-
Stock issued to settle legal obligations	$460,840	$-
Capital lease obligation	$3,900,000	$-
Stock and warrants issued upon amendment of long-term note payable	$875,663	$-

The accompanying notes are an integral part of these consolidated condensed financial statements

INDEX
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. (the "Company," "We" or "Us") have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2016.
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

INDEX

Note 2 – Going Concern
The Company's condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $28.1 million at December 31, 2016. In addition, the Company has consumed cash in its operating activities of approximately $2.8 million for the nine months ended December 31, 2016 compared to $2.9 million for the same period last year. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.
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
Note 3 – Convertible Notes

In February 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $192,500 resulting in aggregate proceeds of $175,000 reflecting a 9.1% original discount and a nominal rate of 10%. The Note is payable within one year of issuance and is convertible into 962,500 shares of the Company's common stock and 962,500 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $94,037 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and the Note. In addition to this discount related to the beneficial conversion feature, an additional discount of $66,912 was recorded based on the fair value of the 962,500 warrants attached to the Note. This value was derived using the Black-Scholes valuation model. At December 31, 2016, the Note had a balance of $0.2 million net of $0.01 million unamortized discount and beneficial conversion feature.
In March 2016, the Company issued a short-term Promissory Note ("Note") with a face value of $300,000 resulting in aggregate proceeds of $250,000 reflecting a 16.67% original discount and a nominal rate of 20%. The Note is payable within one year of issuance and is convertible into 1,500,000 shares of the Company's common stock and 1,500,000 common stock to purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $143,750 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and the Note. In addition to this discount related to the beneficial conversion feature, an additional discount of $93,750 was recorded based on the fair value of the 1,500,000 warrants attached to the Note.
On November 7, 2016, the Company received a notice that the Noteholder had elected to convert its $300,000 Note into common stock of the Company pursuant to the Short-Term Convertible Note Agreement.  Accordingly, the Company issued 1,500,000 shares of its common stock ($300,000 converted at a price of $0.20 per share) and a warrant to purchase 1,500,000 shares of the Company's common stock at the price of $0.50 per share for the period of three years.  As a result of the conversion, the Company recorded a loss of $0.1 million.

INDEX
In July 2016, the Company issued a short-term Promissory Note ("Note") resulting in aggregate proceeds of $500,000. The Note is payable within one year of issuance and is convertible into 2,500,000 shares of the Company's common stock at any time and from time to time before maturity at the option of the holder. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $350,000 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the Note. At December 31, 2016, the Note had a balance of $0.3 million net of $0.2 million unamortized beneficial conversion feature.
The Notes and Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 4– Note Payable
The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP ("Pacific Leaf"), pursuant to which Pacific Leaf has made installment loans (the "Loans") to the Company in the aggregate amount of $1.75 million. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada, LLC ("GBSN"). Such facility and equipment was dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.
To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the "Note"), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. The Company was required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBSN attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN's EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Pacific Leaf a security interest in certain of its assets and enter into the lending agreement.
On February 8, 2016, the Company entered into the Amended and Restated 6% Senior Convertible Promissory Note ("Amended Note") with Pacific Leaf.  The amended agreement modifies the 6% Senior Secure Convertible Promissory Note dated May 12, 2015 and effective as of June 8, 2015, in the principal amount of $1.75 million.
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
Until the payment in full of the Amended Note, the Pacific Leaf or its designee have the option (the "Option") to purchase up to a 20% membership interest in GBSN for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBSN.
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

INDEX
On June 13, 2016, the Company received notice from the Pacific Leaf that it had elected to convert $500,000 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness pursuant to the Note was reduced by $500,000.
On August 4, 2016, the Company entered into the Second Omnibus Amendment ("Second Amendment") of its existing agreements with Pacific Leaf.  The Second Amendment eliminates Pacific Leaf's option to purchase up to a 20% membership interest in GBSN and reduces Pacific Leaf's existing royalty rate to 16.4% of the gross sales revenue of GBSN.  It also caps maximum aggregate royalty payments to be made to Pacific Leaf at $2,420,000 with respect to any calendar year. In consideration of the amended terms, Pacific Leaf and its designees received 1,000,000 shares of the Company's common stock and a five-year warrant to purchase 1,500,000 shares of the Company's common stock at $0.36 per share resulting in related expense of approximately $0.9 million.
On October 4, October 20, November 1, and November 10, 2016, the Company received notices the Pacific Leaf that it had elected to convert total of $1,776,750 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 7,107,000 shares of its common stock ($1,776,750 converted at a price of $0.25 per share) to Pacific Leaf and the Company's indebtedness pursuant to the Note has been reduced by $1,776,750. As of December 31, 2016, the total amount of installments received, net of conversion, is $0.5 million.
Note 5 – Capital Lease
In July, 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company's cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into the Amended Lease Agreementfor an initial term of ten and a half years with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement are $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments will increase by 3% per annum through the expiration of the lease. The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $3.9 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payment discounted at 11.6% interest rate.
Note 6 – Capital Transactions
During the nine months ended December 31, 2016, the Company issued an aggregate of 1,991,943 shares of common stock in settlement and release of certain obligations owed by the Company to various persons and recorded related expenses of $0.6 million, as follows:

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

•
The Company issued 138,889 shares of its common stock at a conversion price of $0.36 per shares in connection with a settlement of certain legal obligations owed by us. The Company recorded approximately $0.05 million of compensation expense.

•
On April 8, 2016, the Company issued 200,000 of its common shares to its former Chief Financial Officer, in exchange for a full dismissal with prejudice of all causes of action pending in the complaint filed against the Company on August 19, 2015. The Company recorded approximately $0.04 million of legal settlement expense.

INDEX

•
During the nine months ended December 31, 2016, the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $2,276,750 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 9,107,000 shares of its common stock ($2,276,750 converted at a price of $0.25 per share) to Pacific Leaf.

•
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

During the nine months ended December 31, 2016, The Company issued 763,612 shares in exchange for consulting services and recorded a related expense of $0.3 million. The Company also issued 116,667 shares of common stock to employees and recorded an expense of $0.04 million.

On August 4, 2016, Company issued 1,000,000 shares to Pacific Leaf and its designees and recorded a related expense of $0.4 million. The common shares were issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the nine months ended December 31, 2016

During nine months ended December 31, 2016, the Company sold 14,847,500 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50. The Company also sold 15,000,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in five years, with an exercise price of $0.60. Lastly, the Company sold 25,000 shares of common stock to an independent party at the price of $0.51 per share. The Company recorded net proceeds of $5.1 million as a result of these issuances.

Options and Warrants
On June 1, 2016, the Company issued 900,000 stock options under the 2014 Equity Incentive Plan to the independent members of the Company's Board of Directors. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.16 per share. The Company has recognized total of $0.1 million in share-based compensation expense related to options vested to date.

On June 1, 2016, the Company issued 1,400,000 stock options under the 2014 Equity Incentive plan to its Chief Executive Officer. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.30 per share. The Company has recognized total of $0.2 million in share-based compensation expense related to options vested to date.

Effective on June 1, 2016, the Company amended its employment agreement with its Chief Science Officer, Andrea Small-Howard.  Pursuant to the amendment, Dr. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1,200,000 common shares at the strike price of $0.30 per share. The Company has recognized total of $0.1 million in share-based compensation expense related to warrants vested to date.

During the nine months ended December 31, 2016, the Company issued 1,500,000 stock options under the 2014 Equity Incentive Plan to various employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.30 to $0.40 per share. The Company has recognized total of $0.1 million in share-based compensation expense related to options vested to date.

INDEX

On August 4, 2016, Company issued a warrant to purchase 1,150,000 shares of the Company's common stock at the price of $0.36 per share to Pacific Leaf and its designees and recorded a related expense of $0.5 million. The warrant to purchase common shares was issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the nine months ended December 31, 2016.

On November 7, 2016, the Company received a notice that the Noteholder had elected to convert $300,000 of the Company's indebtedness into common stock of the Company pursuant to the Short-Term Convertible Note Agreement.  Accordingly, the Company issued 1,500,000 shares of its common stock ($300,000 converted at a price of $0.20 per share) and a warrant to purchase 1,500,000 shares of the Company's common stock at the price of $0.50 per share for the period of three years.  As a result of the conversion, the Company recorded a loss of $0.1 million.
During the nine months ended December 31, 2016, the Company issued a compensation warrant to purchase 1,912,500 shares of the Company's common stock pursuant to the terms of a private placement agreement. The warrant is exercisable at the price of $0.50 per share for the period of three years. As a result of this issuance, the Company recorded compensation expense of $0.9 million.
During the nine months ended December 31, 2016, the Company issued a compensation warrant to purchase 1,500,000 shares of the Company's common stock pursuant to the terms of a private placement agreement. The warrant is exercisable at the price of $0.60 per share for the period of five years. As a result of this issuance, the Company recorded compensation expense of $0.4 million.
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

INDEX
Note 8 – Loss per Share
The Company's basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 56,581,664 and 27,558,334 of potentially dilutive common shares at December 31, 2016 and March 31, 2016, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.
Note 9 – Subsequent Events
Pacific Leaf Note Conversion Notice
On January 24, 2017, the Company received notices from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $338,083 ($242,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 1,352,332 shares of its common stock ($338,083 converted at a price of $0.25 per share) to Pacific Leaf. Of the amount converted, $242,938 related to Note's principal and $95,145 related to accrued interest.
Short-Term Note Conversion
On January 25, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note ("Note") issued in July 2016 with face value of $500,000. The Holder had elected to convert $500,000 of the Company's indebtedness into common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 2,500,000 shares of its common stock ($500,000 converted at a price of $0.20 per share).
Discounting of Warrants
In order to encourage the exercise of the 15,512,500 warrants issued to investors in private offering dated December 2, 2015 and the 15,000,000 warrants issued to investors in private offering dated August 26, 2016, the Company effected a decrease in the exercise price of the warrants from $0.50 and $0.60, respectfully, to $0.20 per share. As a result of the price reduction, total of 13,985,500 warrants were exercised as of the date of the filing of the Form 10-Q for the period ended December 31, 2016.
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

INDEX
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

Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval as reported in the Form 8-K filed on October 14, 2016.  Pursuant to the amendment the Company's name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

Plan of Operation
The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC ("GBSN"). On January 4, 2017, GBSN received a State Registration Certificate ("Certificate") for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to produce 6,800 pounds of marijuana per year and generate revenues of $16.9 million, based on a projected wholesale price of $2,500 per pound.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

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

INDEX

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

On December 13, 2016, Growblox Life Sciences, LLC licensed intellectual property from Makai Biotechnology, LLC. The patent underlying the license was issued by the USPTO in July of 2015, and claims therapeutic methods for the treatment of cardiac hypertrophy and associated pathologies through regulation of the cannabinoid receptor, TRPV1. TRPV1 can be regulated therapeutically by plant-based cannabinoids, which creates a plethora of potentially new therapeutic agents for the treatment of cardiac hypertrophy and heart failure. Licensing this TRPV1 patent underscores the Company's drug discovery commitment to targeting the non-classical cannabinoid receptors, beyond the usual CB1 and CB2 receptors.

RESULTS OF OPERATIONS
The following table sets forth certain of our Statements of Operations data:
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
General and administrative expenses	3,215,104	1,128,837	6,637,764	5,344,747
Other Expense	(365,934)	(25,998)	(828,148)	(36,993)
Net loss attributable to non-controlling interest	(56,658)	(57,976)	(133,520)	(262,135)
Net Loss	$(3,524,380)	$(1,096,859)	$(7,332,392)	$(5,119,605)

Comparison of the Three Months Ended December 31, 2016 and 2015
Revenues
The Company has not achieved any operating revenues to date.
General and administrative expenses
General and administrative expenses increased $2.1 million to $3.2 million for the three months ended December 31, 2016 compared to $1.1 million for the three months ended December 31, 2015. The increase in primarily attributable to a $1.3 million increase in share-based compensation expense related to an issuance of  a compensation warrant to purchase 3,412,500 shares of the Company's common stock pursuant to the terms of a private placement agreement. This increase is combined with a $0.7 million increase in consulting and advisory services.

INDEX
Other expense
Total other expense increased by $0.3 million compared to the same period in prior year. The increase in primarily due to amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.
Comparison of the Nine Months Ended December 31, 2016 and 2015
Revenues
The Company has not achieved any operating revenues to date.
General and administrative expenses
General and administrative expenses increased $1.3 million to $6.6 million for the nine months ended December 31, 2016 compared to $5.3 million for the nine months ended December 31, 2015. The increase in primarily attributable to a $1.3 million increase in share-based compensation expense related to an issuance of  a compensation warrant to purchase 3,412,500 shares of the Company's common stock pursuant to the terms of a private placement agreement.
Other expense
Total other expense increased by $0.8 million compared to the same period in prior year. The increase in primarily due to $0.7 million amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt and the recognition of $0.1 million in accrued interest related to the Pacific Leaf Loan.

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
At December 31, 2016, cash was $1 million, other current assets excluding cash were $0.1 million, and our working capital deficit was $0.1 million. At the same time, current liabilities were approximately $1.2 million, which consisted principally of $0.6 million in notes payable and $0.4 million in accrued liabilities. At March 31, 2016, the Company had cash balance $0.03 million, other current assets excluding cash were $0.2 million and our working capital deficit was $2.1 million. Current liabilities were approximately $2.3 million, which consisted principally of $0.9 million in accounts payable, $0.8 million in accrued liabilities, and $0.5 million in notes payable. An improvement in our liquidity position at December 31, 2016 compared to March 31, 2016 is primarily attributable to the capital raised through private offerings.

INDEX
Sources and Uses of Cash
Operating Activities
Net cash used in operating activities was $2.8 million for the nine months ended December 31, 2016, as compared to net cash used of $2.9 million for the nine months ended December 31, 2015. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2016 and 2015, the Company used $2 million and $0.8 million, respectively, of cash in investing activities. The cash used in investing activities during the nine months ended December 31, 2016 and 2015 was primarily for the purchase of property and equipment.

Financing Activities

During the nine months ended December 31, 2016 and 2015, cash flows from financing activities totaled $5.8 million and $3.8 million, respectively. Cash flows from financing activities for the nine months ended December 31, 2016 related primarily to $5.1 million in proceeds from the issuance of common stock and warrants, $0.7 million in proceeds from convertible notes, and $0.3 million in proceeds from non-controlling interests. Cash flows from financing activities for the nine months ended December 31, 2015 related primarily to $1.4 million in proceeds from the issuance of common stock and warrants, $1.8 million in proceeds from notes payable, and $0.4 million in proceeds from non-controlling interests.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $28.1 million as of December 31, 2016, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.
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

INDEX
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2016 the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.
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
Changes in Internal Controls
During the fiscal quarter ended December 31, 2016, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
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

INDEX
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock
During the nine months ended December 31, 2016, the Company received notice from Pacific Leaf Ventures, LP ("Pacific Leaf") that it had elected to convert $2,276,750 of the Company's indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 9,107,000 shares of its common stock ($2,276,750 converted at a price of $0.25 per share) to Pacific Leaf.

On August 4, 2016, Company issued 1,000,000 shares to Pacific Leaf and its designees and recorded a related expense of $0.4 million. The common shares were issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the nine months ended December 31, 2016.

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

During nine months ended December 31, 2016, the Company sold 14,847,500 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50. The Company also sold 15,000,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in five years, with an exercise price of $0.60. Lastly, the Company sold 25,000 shares of common stock to an independent party at the price of $0.51 per share. The Company recorded net proceeds of $5.1 million as a result of these issuances.

Options and Warrants
On June 1, 2016, we issued 900,000 stock options under our 2014 Equity Incentive Plan to the independent members of the Company's Board of Directors. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.16 per share. As of December 31, 2016, the Company recognized total of $0.1 million in share-based compensation expense related to options vested to date.

On June 1, 2016, we issued 1,400,000 stock options under our 2014 Equity Incentive plan to our Chief Executive Officer. The options are exercisable upon vesting for a period of 7 years from issuance at an exercise price of $0.30 per share. As of December 31, 2016, the Company recognized total of $0.2 million in share-based compensation expense related to options vested to date.

Effective on June 1, 2016, the Company amended its employment agreement with its Chief Science Officer, Andrea Small-Howard.  Pursuant to the amendment, Dr. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1,200,000 common shares at the strike price of $0.30 per share. As of December 31, 2016, the Company recognized total of $0.1 million in share-based compensation expense related to warrants vested to date.

During the nine months ended December 31, 2016, we issued 1,150,000 stock options under our 2014 Equity Incentive Plan to various employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.30 to $0.40 per share. As of December 31, 2016, the Company recognized total of $0.1 million in share-based compensation expense related to options vested to date.

On August 4, 2016, Company issued a warrant to purchase 1,500,000 shares of the Company's common stock at the price of $0.36 per share to Pacific Leaf and its designees and recorded a related expense of $0.5 million. The warrant to purchase common shares was issued to satisfy the conditions under the Second Omnibus Amendment described in detail in Note 4 to the financial statements for the nine months ended December 31, 2016.

On November 7, 2016, the Company received a notice that the Noteholder had elected to convert $300,000 of the Company's indebtedness into common stock of the Company pursuant to the Short-Term Convertible Note Agreement.  Accordingly, the Company issued 1,500,000 shares of its common stock ($300,000 converted at a price of $0.20 per share) and a warrant to purchase 1,500,000 shares of the Company's common stock at the price of $0.50 per share for the period of three years.  As a result of the conversion, the Company recorded a loss of $0.1 million.

INDEX
During the nine months ended December 31, 2016, the Company issued a compensation warrant to purchase 1,912,500 shares of the Company's common stock pursuant to the terms of a private placement agreement. The warrant is exercisable at the price of $0.50 per share for the period of three years. As a result of this issuance, the Company recorded compensation expense of $0.9 million.
During the nine months ended December 31, 2016, the Company issued a compensation warrant to purchase 1,500,000 shares of the Company's common stock pursuant to the terms of a private placement agreement. The warrant is exercisable at the price of $0.60 per share for the period of five years. As a result of this issuance, the Company recorded compensation expense of $0.4 million.
All of the foregoing securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act") and/or Rule 506 of Regulation D under the Securities Act, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.
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
GROWBLOX SCIENCES, INC.

February 14, 2017	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GROWBLOX SCIENCES, INC.

February 14, 2017	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)