Form 10-K
period 2017-03-31
GB SCIENCES INC
filed 2017-07-12
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 30, 2016, was approximately $36 million.

The shares outstanding on July 7, 2017 were 127,667,908.

Documents Incorporated by Reference

None

GB SCIENCES, INC.

FORM 10-K

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of GB Sciences, Inc., a Delaware corporation and its subsidiaries (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, believes”, “estimates”, “predicts” or “continue”, which list is not meant to be all-inclusive and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (i)product demand, market and customer acceptance of any or all of the Company’s products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv) competition pricing and development difficulties, (v) ability to increase cultivation production, (vi) the timing and extent of changes in prices for medical cannabis, (vii) agricultural risks of growing and harvesting medical cannabis, (viii) the availability of equipment, such as extraction equipment, (ix) the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity, (x) and general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, all references to “GB” and “GB Sciences” refers solely to GB Sciences, Inc., a Delaware corporation, and all references to “the Company,” “we”, “us” or “our” in this Annual Report refers to GB Sciences and its consolidated subsidiaries.

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

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near-term profitability, we intend to cultivate and dispense cannabis for medical purposes in both Nevada and other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

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

Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval as reported in the Form 8-K filed on October 14, 2016.  Pursuant to the amendment the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC (“GBSN”). On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues approximately of $10 million.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

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

On March 31, 2017, we entered into an agreement with Arizona-based company, Kush Cups, to produce cannabis-infused products in the state of Nevada. Cannabis for production will be grown in our Cultivation Labs facility in Las Vegas, NV. We will distribute cannabis-infused Keurig-compatible K-Cups, hot and cold brew coffees as well as infused teas.

We expect our products to compete well in the marketplace because of the considerable efforts we have made in the plant genetics and tissue culturing of our proprietary strains of cannabis.  And, we are the exclusive Nevada grower of Kyle Kushman's proprietary marijuana strains which have been highly rated top sellers in California.

Our Business Strategy

GB Sciences intends to operate as an intellectual property company that will conduct its business through its subsidiaries. GB Sciences intends to own all patents and related technologies developed by it and its subsidiaries. In addition, the Company owns and will seek to own majority interests in each of its existing and future operating subsidiaries.

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near-term profitability we intend to cultivate and dispense cannabis for medical purposes in both Nevada and other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

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

Teco Cultivation Facility

Our wholly-owned subsidiary GB Sciences Nevada, LLC (“GBSN”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues of $10 million.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

Competition

The medical cannabis industry is subject to intense and increasing competition. Some of our competitors may have substantially greater capital resources, facilities and infrastructure then we have, which may enable them to compete more effectively in this market. These competitors include TerraTech Corp., Cannabis Science, Inc., Peak Pharmaceuticals, Inc., Cannabis-Rx, Inc. and Nemus Biosciences, Inc. In addition, the development of therapies and pharmaceutical products based on extracts from the cannabis plant is being undertaken by a number of medical and educational institutions, including the University of Mississippi, which is the only U.S. based entity authorized by the Federal government to cultivate cannabis for research. Such institutions have significantly greater financial resources and facilities than we have

Intellectual Property

GB Sciences’ Drug Development Pipeline for Novel Cannabis-Based Therapies

To help our patients, GB Sciences is creating a pipeline for the development of novel medicines based on our own patent-pending formulations of chemicals extracted from the Cannabis plant. We recently formed Growblox Life Sciences, LLC and have retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property. GB Sciences runs a lean drug development program by minimizing expenses including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment) through strategic partnerships with Universities and Contract Research Organizations (CROs). Our partners bring both expertise and infrastructure at a reasonable cost to our program. During the drug discovery phase of our pipeline, our provisional patents to date have been invented as a collaboration between our Chief Science Officer, Dr. Andrea Small-Howard and Dr. Helen Turner, Dean of Natural Sciences and Mathematics at Chaminade University. Our end goal is not to take these novel formulations to market ourselves, because we know our limitations. Our goal is to be the perfect partner to those companies with greater resources and experience in the marketing and distribution of medications worldwide.

Through its wholly-owned subsidiary, Growblox Life Sciences, LLC, GB Sciences has now filed three provisional patent applications on new therapies that are complex mixtures of compounds derived from cannabis, and it has licensed an additional approved patent. On October 11, 2016, the Company filed the first of several planned patent applications for life science inventions by its wholly-owned subsidiary, Growblox Life Sciences, LLC.  The first provisional patent application covers cannabinoid-containing complex mixtures (“CCCM”) capable of enhancing dopamine secretion and protecting neurons from the mitochondria-induced free radical damage that occurs during disease progression in the brains of patients with Parkinson's disease, Alzheimer's disease, Lewy Body Dementia, and Huntington's disease, among others. Overall, there is a lack of good therapies available for these patients. As people are living longer, the numbers of these undertreated patients with neurodegenerative disorders are increasing. Fortunately, there is a common mechanism underlying these neurological disorders that our therapies address, and we are eager to continue the development of these medications. The Company plans to seek partners in the biopharmaceutical industry or alternative venture funding to advance these cannabis-based formulations to clinical testing and commercialization.

On December 13, 2016, Growblox Life Sciences, LLC licensed intellectual property from Makai Biotechnology, LLC. The patent underlying the license was issued by the USPTO in July of 2015, and claims therapeutic methods for the treatment of cardiac hypertrophy and associated pathologies through regulation of the cannabinoid receptor, TRPV1. TRPV1 can be regulated therapeutically by plant-based cannabinoids, which creates a plethora of potentially new therapeutic agents for the treatment of cardiac hypertrophy and heart failure. Licensing this TRPV1 patent underscores the Company’s drug discovery commitment to targeting the non-classical cannabinoid receptors, beyond the usual CB1 and CB2 receptors.

On February 1, 2017, we filed our second provisional patent application. Our second application protects cannabis-based complex mixtures (“CCCM”) for the treatment of a variety of inflammatory disorders, which are increasingly prevalent in our society and add more than $300 billion dollars to the healthcare burden in the US. Some of these disorders included in our patent application are Osteoarthritis, Rheumatoid arthritis, Crohn's disease, Inflammatory Bowel Disease (IBD), allergic asthma, COPD/asthma in adults, eczema, and dermatitis. Our therapies are designed to help patients in all of these groups by focusing on commonalities in inflammatory pathways that lead to significant pain and suffering for these patients. Both common and uncommon inflammatory disorders, ranging from chronic arthritis to acute responses to insect stings, are likely to be effectively targeted by this therapeutic approach.

On May 23, 2017, we filed our third provisional patent application for the treatment of chronic pain and heart therapies based on myrcene-containing complex mixtures ("MCCM"). Our third application describes the use of our myrcene-containing complex mixtures for the treatment of heart disease. Heart disease remains the number one cause of death in the US, and there have been no novel formulations on the market for heart disease in almost twenty years. In the US, the heart disease market is $316 billion dollars. Our formulations target the TRPV1 receptor that is protected under the approved patent that we licensed from Makai Biotechnology in December of 2016.

Our third provisional patent application also addresses patients with chronic and neuropathic pain. Recently, many patients and their physicians have been expressing their dissatisfaction with currently-available pain medications. Growing public and government concerns regarding opioid abuse, make novel pain treatments a promising field of research and development. Our novel pain formulations are also substantially free of delta-9 tetrahydrocannabinol (“THC”), which minimizes their potential for abuse. Pain represents an estimated health burden of between $560 and $650 billion dollars for chronic pain and between $17 and $20 billion dollars for immunological/neuropathic pain in the US alone.

Current Biopharmaceutical Projects

As described above, Growblox Life Sciences has already filed provisional patent applications to protect complex mixtures derived from the cannabis plant that address twenty-six different disease-specific formulations within its intellectual property portfolio. The Company will focus its resources on the development of three specific formulations: a) two formulations will be prepared for human pilot studies in the Nevada market and b) one formulation will be put through pre-clinical studies prior to an IND-filing for official FDA-registered clinical trials. To evaluate our intellectual portfolio and plan the next steps, Growblox Life Sciences, LLC signed a Consulting Services Agreement with Worldwide Clinical Trials, Inc. on March 6, 2017. These pre-IND consulting services will be performed by the Chief Medical Scientific Officer (CMSO) of Worldwide, Michael F Murphy, MD, PhD, as the representative of an extended Worldwide team. Dr. Murphy has participated in the IND application process (content and FDA meeting interface) for multiple small molecules and biologics with 19 therapeutic targets, across five divisions of the FDA: Division of Neurology Products, Division of Psychiatry Products, Division of Anesthesia, Analgesia, and Addiction Products, Division of Pulmonary, Allergy, and Rheumatology Products, and Division of Bone, Reproductive and Urologic Products. He has been directly responsible for the clinical development program, execution, and New Drug Application (NDA) filing of three compounds.

To select the three disease-specific formulations for further development from our current intellectual property portfolio, the Company held a Drug Development Strategy Meeting in Las Vegas on April 21, 2017 to review the scientific validation and market factors related to the twenty-six disease-specific formulations in our portfolio. The Drug Development Strategy Meeting was co-chaired by our Chief Science Officer, Dr. Andrea Small-Howard, and Dr. Michael Murphy, CMSO of Worldwide Clinical Trials. Other participants included the Board of Directors of GB Sciences and GB Sciences’ Drug Discovery Committee: Dr. Helen Turner (Dean of Natural Sciences and Mathematics at Chaminade University), Dr. Carlos Rios Bedoya (Dept. of Family Medicine, Michigan State University), Dr. Tony Ortiz (CEO & Scientific Director, NRC Research Institute), Dr. Alexander Stokes (Center for Cardiovascular Research, Univ. of Hawaii-John A Burns School of Medicine), Dr. Daniel Chueh (CMO & Clinical Global Leader, NRC Research Institute), and Dr. Cindy Orser (Chief Science Officer, DigiPath Labs).

Based on the Drug Development Strategy Meeting and Worldwide Clinical Trials’ recommendations, the Company has decided to move forward on development of formulations for pilot human trials in Nevada for our formulations for patients with chronic pain and Parkinson’s disease. In addition, we plan to move forward on preclinical studies of our heart disease therapies. Dr. Michael Murphy and his team at Worldwide Clinical trials are assisting in the design of the pre-IND strategy for our heart formulations and they are drafting the clinical trial design for our pilot studies in Parkinson’s disease and analgesia.

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

There is no assurance that the letters patent will be issued in the near future, if at all. Even if issued, there is no assurance that our patents will afford us with adequate protection for the intellectual property that we may develop.

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

In contrast to federal policy, there are currently 28 states and the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation.

Employees

As of March 31, 2017, we employed fifteen employees consisting of management and support staff.

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

Our independent auditors’ report for the fiscal years ended March 31, 2017 and 2016 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended March 31, 2017 and 2016 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses, has not generated revenue and has had negative operating cash flows since inception of the exploration activities. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2017 and 2016, we incurred net losses of approximately $9.9 million and $6.8 million respectively, and we had an accumulated deficit of $35.3 million and $20.8 million respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Stage One narcotic that has no medical benefit. Therefore, a range of activities including cultivation and the personal use of cannabis is prohibited and is a criminal offense. Unless and until Congress amends the CSA with respect to medical cannabis, as to the timing or scope of any which amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The current policy and regulations of the Federal government and its agencies, including the U.S. Drug Enforcement Agency and the FDA, are that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of Federal law. Although 28 states and District of Columbia have passed legislation permitting the cultivation and dispensing of medical cannabis, these laws are, in many jurisdictions, subject to strict regulation and limitations and are still being developed. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the ability of the Company to develop its business plan even though it is allowed by state regulation in the various states in which the Company intends to operate. Although research and development in the growing and processing of cannabis products for medicinal purposes and in seeking to obtain state permits for the cultivation and sale of cannabis products are not in violation of Federal law, our business plan to conduct our Solutions and Products divisions, even if conducted within the parameters of any state licenses or permits we are able to obtain, will violate federal laws, as currently in effect. Accordingly, even if the Company is successful in obtaining a cultivation and dispensing license or permit in Nevada or other states and operates pursuant to such licenses, if federal law does not change, we believe the Company will at that time be in violation of federal law. If existing federal laws are enforced by the United States Department of Justice or the FDA, it is likely that our proposed business will be significantly and materially adversely affected.

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

Currently, twenty-eight states and the District of Columbia allow the use of medicinal cannabis.   While we believe that the number of states that allow the use of medicinal cannabis will grow, there can be no assurance that it will, and if it does not, there can be no assurance that the twenty-eight existing states and/or the District of Columbia won’t reverse their position and disallow it.  If either of these things happens, then not only will the growth of our business be materially impacted, we may experience declining revenue as the market for our products and services declines.

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

Internet websites are visible by people everywhere, not just in jurisdictions where the medical or recreational use of cannabis is considered legal. Our website is visible in jurisdictions where medicinal and/or recreational use of cannabis is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution. In most states in which the production and sale of cannabis have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

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

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

As of March 31, 2017, our officers and directors currently own approximately 5% of our outstanding common stock, and have approximately 5% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, the Company’s minority stockholders will have little or no control over its affairs.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

As of March 31, 2017, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2017, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Currently we have insurance coverage in place for business personal property located at 3550 W. Teco Avenue, Las Vegas, Nevada 89118, as well as workers’ compensation insurance, directors and officers’ liability insurance, and general liability insurance.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

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

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with a par value of $0.001 per share. As of July 7, 2017, we had 127.7 million shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

Our executive offices, Science and Cultivation divisions are located at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a ten-year with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement are $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments will increase by 3% per annum through the expiration of the lease.

Our Growblox Sciences Puerto Rico, LLC subsidiary lease offices in San Juan, Puerto Rico under a one year lease expiring January 31, 2018 at a monthly rental of $1,500.

ITEM 3.	LEGAL PROCEEDINGS

On April 2, 2014, we commenced an action in the United States District Court for the Southern District of New York captioned Signature Exploration and Production Corporation v. GCM Administrative Services, LLC, Strategic Turnaround Equity Partners, L.P. (Cayman), Seth M. Lukash, and Gary Herman, 14 Civ. 02280 (ER) (the “Action”). After the change of name of Signature Exploration and Production Corporation, the caption was amended to substitute GrowBlox Sciences, Inc. as the plaintiff. The complaint in the Action sought a declaratory judgment that neither Lukash nor Herman was entitled to receive any interest in, including any shares of stock of, GB Sciences pursuant to certain share conversion rights held under promissory notes in the aggregate amount of $75,000, given by a related party of ours to the entity defendants GCM and Strategic.

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

GB Sciences, Inc.’s common stock is quoted on the OTCQB under the symbol "GBLX".

For the periods indicated, the following table sets forth the high and low per share intra-day sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2017	High ($)	Low ($)
Fourth Quarter	0.56	0.30
Third Quarter	0.65	0.28
Second Quarter	0.40	0.24
First Quarter	0.45	0.15

Fiscal Year 2016
Fourth Quarter	0.24	0.14
Third Quarter	0.39	0.11
Second Quarter	0.41	0.01
First Quarter	0.74	0.19

As of July 7, 2017, there were 193 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

Common Stock

In January 2017, in order to encourage the exercise of the 15,512,500 warrants issued to investors in private offering dated December 2, 2015 and the 15,000,000 warrants issued to investors in private offering dated August 26, 2016, the Company effected a temporary decrease, until March 31, 2017, in the exercise price of the warrants from $0.50 and $0.60, respectfully, to $0.20 per share. As a result of the price reduction, total of 25,606,171 million warrants were exercised resulting in net proceeds of approximately $4.6 million.

On January 24, and February 22, 2017, the Company received notices from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $413,085 ($317,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory Note.  Accordingly, the Company has issued 1,652,332 shares of its common stock ($413,083 converted at a price of $0.25 per share) to Pacific Leaf.

During three-month period ended March 31, 2017, we issued 602,688 shares of our restricted common stock in connection with consulting services and recorded a related expense of $0.2 million.

In January, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note (“Note”) issued in July 2016 with face value of $500,000. The Holder had elected to convert $500,000 of the Company’s indebtedness into common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 2,538,333 shares of its common stock ($500,000 principal and $38,333 accrued interest converted at a price of $0.20 per share).

In February, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note (“Note”) issued in February 2016 with face value of $192,500. The Holder had elected to convert all of the Company’s indebtedness into common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 965,500 shares of its common stock ($192,500 converted at a price of $0.20 per share).

During three-month period ended March 31, 2017, we issued 602,688 shares of our restricted common stock in connection with consulting services and recorded a related expense of $0.2 million.

All of the foregoing securities, including GB Sciences common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Convertible Notes and Warrants

In March 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $965,500. The Notes are payable within three years of issuance and are convertible into 3,862,000 shares of the Company’s common stock and 3,862,000 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $416,733 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $548,767 was recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

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

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near-term profitability, we intend to cultivate and dispense cannabis for medical purposes in both Nevada and other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

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

Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval as reported in the Form 8-K filed on October 14, 2016.  Pursuant to the amendment the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC (“GBSN”). On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues approximately of $10 million.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

Results of Operations

The following table sets forth selected data of our Statement of Operations:

	For the Twelve Months Ended March 31,
	2017	2016

Revenue	$ -	$ -
General and administrative expenses	8,933,111	6,958,769
Other Expense	(1,149,992)	(120,209)
Net loss attributable to non-controlling interest	(173,273)	(307,643)
Net Loss	$ (9,909,830)	$ (6,771,335)

Revenues. The Company had no operating revenues for the twelve months ended March 31, 2017, and March 31, 2016.

General and Administrative Expenses. General and administrative expenses increased approximately $2 million or 29% during the fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016. The increase in primarily attributable to a $1.4 million increase in share-based compensation expense related to issuance of a compensation warrant to purchase 3,412,500 shares of the Company’s common stock pursuant to the terms of a private placement agreement. This increase was offset by $0.3 million decrease in rental expense due to the Company moving its corporate offices to the capitalized leased building housing its cultivation facility.

Other Income/(Expense). Other expenses increased by $1 million during the period compared to the twelve months ended March 31, 2016. The increase in primarily due to $0.8 million increase in amortization of the debt discount related to the beneficial conversion features recorded on the convertible debt and $0.2 million increase in loss on extinguishment of convertible debt.

Liquidity and Capital Resources

Current Liquidity

The Company will need additional capital to implement our strategies. There is no assurance that it will be able to raise the amount of capital needed for future growth plans. Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. The Company represents a speculative investment and investors may lose all of their investment. In order to be able to achieve the strategic goals, the Company needs to further expand its business and financing activities. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. These factors raise substantial doubt about the ability to continue as a going concern.  The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $5 million of capital depending upon license status. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans.

At March 31, 2017, the Company had cash balance $2.7 million, other current assets excluding cash were $0.3 million and our working capital was $2.3 million. Current liabilities were approximately $0.7 million, which consisted principally of $0.4 million in accrued liabilities and $0.2 million in accounts payable. At March 31, 2016, the Company had cash balance $0.03 million, other current assets excluding cash were $0.2 million and our working capital deficit was $2.1 million. Current liabilities were approximately $2.3 million, which consisted principally of $0.9 million in accounts payable, $0.8 million in accrued liabilities, and $0.5 million in notes payable.

Sources and Uses of Cash

Operating Activities

Cash flows used in operations were $4.5 million and $3.6 million for the fiscal years ended March 31, 2017 and 2016, respectively. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the twelve months ended March 31, 2017 and 2016, the Company used $4.2 million and $0.9 million, respectively, of cash in investing activities. The cash used in investing activities during the twelve months ended March 31, 2017 and 2016 was primarily for the purchase of property and equipment.

Financing Activities

During the twelve months ended March 31, 2017 and 2016, cash flows from financing activities was $11.3 million and $4.5 million, respectively. Cash flows from financing activities for the twelve months ended March 31, 2017 relate primarily to $9.7 million in proceeds from the issuance of common stock and warrants, $1.6 million in proceeds from the issuance of debt securities, and $0.3 million in proceeds from non-controlling interests. Cash flows from financing activities for the twelve months ended March 31, 2016 relate primarily to $2.2 million in proceeds from the issuance of debt securities, $1.5 million in proceeds from the issuance of common stock and warrants, and $0.5 million in proceeds from non-controlling interests.

Installment Loan Financing – Convertible Debenture

The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP (“Pacific Leaf”), pursuant to which Pacific Leaf has made installment loans (the “Loans”) to the Company in the aggregate amount of $1.75 million. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada, LLC (“GBSN”). Such facility and equipment was dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.

To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the “Note”), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. The Company was required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBSN attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN’s EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Pacific Leaf a security interest in certain of its assets and enter into the lending agreement.

On February 8, 2016, the Company entered into the Amended and Restated 6% Senior Convertible Promissory Note (“Amended Note”) with Pacific Leaf.  The amended agreement modifies the 6% Senior Secure Convertible Promissory Note dated May 12, 2015 and effective as of June 8, 2015, in the principal amount of $1.75 million.

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

Until the payment in full of the Amended Note, Pacific Leaf or its designee have the option (the “Option”) to purchase up to a 20% membership interest in GBSN for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBSN.

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

On June 13, 2016, the Company received notice from the Pacific Leaf that it had elected to convert $500,000 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced by $500,000.

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

On October 4, October 20, November 1, and November 10, 2016, the Company received notices the Pacific Leaf that it had elected to convert total of $1,776,750 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 7,107,000 shares of its common stock ($1,776,750 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced by $1,776,750.

On January 24, and February 22, 2017, the Company received additional notices from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $413,085 ($317,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 1,652,332 shares of its common stock ($413,083 converted at a price of $0.25 per share). As of March 31, 2017, the Company indebtedness pursuant to the Note was $0.2 million.

Convertible Notes and Warrants

In March 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $965,500. The Notes are payable within three years of issuance and are convertible into 3,862,000 shares of the Company’s common stock and 3,862,000 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $416,733 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $548,767 was recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options and Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.  A beneficial conversion feature (“BCF”) exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company is currently evaluating the impact this guidance will have on its financial position and results of operations.

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

ITEM 8.       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors GB Sciences, Inc.

We have audited the accompanying balance sheet of GB Sciences, Inc., as of March 31, 2017 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GB Sciences, Inc., as of March 31, 2017 and results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2017, the Company had accumulated losses of approximately $35,255,000, has not generated any revenue. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company LLP

West Palm Beach, Florida

July 12, 2017

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

/s/ Patrick D. Heyn. CPA, P. A.

Atlantis, Florida

July 14, 2016

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	31-Mar-17	31-Mar-16

CURRENT ASSETS:
Cash and cash equivalents	$2,692,953	$34,824
Accounts receivable	-	67,862
Inventory	89,037	-
Prepaid expenses	166,378	104,851
TOTAL CURRENT ASSETS	2,948,368	207,537
Property and Equipment, Net	8,642,677	1,953,048
Deposits and Prepayments	1,203,305	271,455
Other Assets	212,529	3,555
TOTAL ASSETS	$13,006,879	$2,435,595
CURRENT LIABILITIES:
Accounts Payable	$176,152	$902,123
Accrued Interest	48,969	61,786
Accrued Liabilities	447,710	834,348
Notes Payable, net of unamortized discount of $1 million and $0.4 million at March 31, 2017 and March 31, 2016, respectively	2,734	463,532
TOTAL CURRENT LIABILITIES	675,565	2,261,789
Note Payable	155,312	2,148,556
Capital Lease Obligations	3,771,321	-
TOTAL LIABILITIES	4,602,198	4,410,345
Commitments and Contingencies (Note 11)
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 124,406,818 and 47,335,147 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	12,441	4,733
Deferred Stock Compensation	2,332,328	2,240,662
Additional Paid In Capital	41,237,536	16,638,318
Accumulated Deficit	(35,255,045)	(20,779,860)
TOTAL GROWBLOX SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	8,327,260	(1,896,147)
Non-controlling interest	77,421	(78,603)
TOTAL (DEFICIT)/EQUITY	8,404,681	(1,974,750)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$13,006,879	$2,435,595

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the Twelve Months Ended March 31,
	2017	2016

NET REVENUE	$ -	$ -
GENERAL AND ADMINISTRATIVE EXPENSES	8,933,111	6,958,769
LOSS FROM OPERATIONS	(8,933,111)	(6,958,769)
OTHER INCOME (EXPENSE)
Interest Expense	(901,134)	(105,204)
Other Income/(Expense)	(248,858)	(15,005)
Total other expense	(1,149,992)	(120,209)
NET LOSS	(10,083,103)	(7,078,978)
Net income/(loss) attributable to non-controlling interest	(173,273)	(307,643)
NET LOSS ATTRIBUTABLE TO GROWBLOX SCIENCES, INC.	$ (9,909,830)	$ (6,771,335)
Net loss per share - basic and diluted	$(0.13)	$(0.15)
Weighted average common shares outstanding - basic and diluted	79,002,685	44,911,521

The accompanying notes are an integral part of these consolidated financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2015	35,972,929	3,597	12,324,723	(14,008,525)	(250,960)	(1,931,165)

Issuance of stock for debt conversion	2,219,750	222	939,132	-	-	939,354
Exercise of warrants for stock	9,119,135	912	1,505,495	-	-	1,506,407
Issuance of restricted stock	1,882,400	188	206,310	-	-	206,499
Exercises of stock options	100,000	10	16,990	-	-	17,000
Share based compensation expense	-	-	3,645,079	-	-	3,645,079
Cancelation of restricted stock	(2,292,400)	(229)	(257,165)	-	-	(257,394)
Issuance of stock for cash	333,333	33	99,967	-	-	100,000
Beneficial conversion feature on notes payable			398,449	-	-	398,449
Contributions from non-controlling interest	-	-	-	-	480,000	480,000
Net Loss	-	-	-	(6,771,335)		(6,771,335)
Loss attributable to non-controlling interest	-	-	-	-	(307,643)	(307,643)

Balance at March 31, 2016	47,335,147	4,733	18,878,818	(20,779,860)	(78,603)	(1,974,914)

Issuance of stock for debt conversion	15,760,165	1,576	3,688,319	-	-	3,689,895
Exercise of warrants for stock	25,606,171	2,561	5,118,673	-	-	5,121,234
Issuance of stock for services	916,300	92	464,396	-	-	464,488
Issuance of common stock to settle payables	1,991,943	199	640,763	-	-	640,962
Share based compensation expense	-	-	1,574,145	-	-	1,574,145
Issuance of warrants	-	-	1,824,973	-	-	1,824,973
Issuance of stock for cash, net of issuance costs	29,872,500	2,987	4,623,084	-	-	4,626,071
Beneficial conversion feature on notes payable	-	-	1,315,500	-	-	1,315,500
Contributions from non-controlling interest	-	-	-	-	329,296	329,296
Induced Dividend from warrant exercises	-	-	4,565,353	(4,565,353)	-	-
Stock issued to settle legal obligations	1,600,000	160	410,840	-	-	411,000
Stock issued for modification of notes payable	1,000,000	100	359,900	-	-	360,000
Stock issued to employees	266,345	27	85,853	-	-	85,880
Compensation Warrants	58,247	6	19,247	-	-	19,253
Net Loss	-	-	-	(9,909,830)	-	(9,909,830)
Net income/(loss) attributable to non-controlling interest	-	-	-	-	(173,272)	(173,272)
Balance at March 31, 2017	124,406,818	12,441	43,569,864	(35,255,043)	77,421	8,404,681

The accompanying notes are an integral part of these consolidated condensed financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
NET LOSS	$(10,083,103)	$(7,078,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	415,979	177,122
Stock-based compensation	4,328,497	1,828,616
Amortization of debt discount and beneficial conversion feature	530,484	43,122
Loss on debt conversion	248,858	-
Loss on disposal	5,572	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(82,702)	67,660
Accounts payable	61,906	641,379
Accrued expenses	105,514	757,071
Net cash used in operating activities	(4,468,995)	(3,564,008)
INVESTING ACTIVITIES:
Purchase of property and equipment	(3,052,270)	(881,595)
Change in deposits	(1,144,053)	22,465
Net cash used in investing activities	(4,196,323)	(859,130)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	9,749,465	1,479,688
Proceeds from non-controlling interest	329,134	480,000
Proceeds from convertible notes	1,620,305	2,204,872
Payments under long-term obligations	(375,457)	-
Cash used to purchase warrants	-	(56,000)
Other financing activities	-	349,402
Net cash provided by financing activities	11,323,447	4,457,962
Net change in cash and cash equivalent	2,658,129	34,824
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	34,824	-
CASH AND CASH EQUIVALENT AT END OF PERIOD	$ 2,692,953	$ 34,824
Non-cash transactions:
Stock issued to settle payables	$ 590,777	$ 377,735
Stock issued to upon conversion of long-term note payable	$ 3,688,319	$ -
Stock issued to settle legal obligations	$ 460,840	$ -
Capital lease obligation	$ 3,900,000	$ -
Stock and warrants issued upon amendment of long-term note payable	$ 875,663	$ -
Induced Dividend from Warrant Exercises	$ 4,565,192	$ -

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

Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval as reported in the Form 8-K filed on October 14, 2016.  Pursuant to the amendment the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

Recent Developments

The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC (“GBSN”). On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues approximately of $10 million.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

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

On March 31, 2017, we entered into an agreement with Arizona-based company, Kush Cups, to produce cannabis-infused products in the state of Nevada. Cannabis for production will be grown in our Cultivation Labs facility in Las Vegas, NV. We will distribute cannabis-infused Keurig-compatible K-Cups, hot and cold brew coffees as well as infused teas.

We expect our products to compete well in the marketplace because of the considerable efforts we have made in the plant genetics and tissue culturing of our proprietary strains of cannabis.  And, we are the exclusive Nevada grower of Kyle Kushman's proprietary marijuana strains which have been highly rated top sellers in California.

The current emphasis on near-term cash flow allows us to plan for exploiting the potential of our science assets.  We recently formed Growblox Life Sciences, LLC and have retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to development strategies for the protection of the Company's intellectual property. On October 11, 2016, we filed the first of several planned patent applications for life science inventions by its wholly-owned subsidiary, Growblox Life Sciences, LLC.  The current provisional patent application covers complex-cannabinoid-containing mixtures capable of enhancing dopamine secretion and protecting neurons from the mitochondria-induced free radical damage that occurs during disease progression in the brains of patients with Parkinson's disease, Alzheimer's disease, Lewy Body Dementia, and Huntington's disease, among others. At this time, the Company plans to seek partners in the pharmaceutical industry or alternatively venture funding to advance these cannabis-based formulations to clinical testing and commercialization.

On December 13, 2016, Growblox Life Sciences, LLC licensed intellectual property from Makai Biotechnology, LLC. The patent underlying the license was issued by the USPTO in July of 2015, and claims therapeutic methods for the treatment of cardiac hypertrophy and associated pathologies through regulation of the cannabinoid receptor, TRPV1. TRPV1 can be regulated therapeutically by plant-based cannabinoids, which creates a plethora of potentially new therapeutic agents for the treatment of cardiac hypertrophy and heart failure. Licensing this TRPV1 patent underscores the Company’s drug discovery commitment to targeting the non-classical cannabinoid receptors, beyond the usual CB1 and CB2 receptors

On February 1, 2017, we filed second patent application for the Treatment of Chronic Arthritis, Crohn's Disease, Inflammatory Bowel Disease, and Asthma; Proprietary Cannabinoid-Containing Complex Mixtures for the Treatment of Inflammatory Disorders. The current provisional patent application covers cannabinoid-containing complex mixtures ("CCCM") capable of preventing and treating a spectrum of inflammatory disorders. The application focuses on the use of CCCM to disrupt the signaling pathways in certain immune cells that lead to the initiation and maintenance of inflammatory responses. Both common and uncommon inflammatory disorders, ranging from chronic arthritis to acute responses to insect stings, are likely to be effectively targeted by this therapeutic approach.

On May 23, 2017, we filed third patent application for the treatment of chronic pain and heart therapies based on myrcene-containing complex mixtures ("MCCM").  The current provisional patent application covers myrcene-containing complex mixtures capable of targeting the non-traditional cannabinoid receptor, TRPV1. Our latest patent application complements the issued TRPV1 patent that GB Sciences licensed from Makai Biotechnology in December of 2016.

Note 2 - Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception. For the years ended March 31, 2017 and 2016, the Company sustained net losses of approximately $9.9 million and $6.8 million respectively, and had an accumulated deficit of approximately $35.3 million and $20.8 million respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows.

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete is based on expected future use..

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options and Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.  A beneficial conversion feature (“BCF”) exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible note using the Black Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

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

Other Assets

Other assets primarily include security deposits on potential cultivation facilities in Las Vegas, Nevada and a deposit to Louisiana State University (“LSU”) AgCenter related to our application for the LSU’s medical marijuana program.

Revenue Recognition

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company has 39,882,413 and 27,558,334 potentially dilutive common shares at March 31, 2017 and 2016, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive

.

Note 4 – Capital Lease

In July, 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company’s cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into the Amended Lease Agreement for an initial term of ten and a half years with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement are $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments will increase by 3% per annum through the expiration of the lease. The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $3.9 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payment discounted at 11.6% interest rate.

Note 5 – Note Payable

The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP (“Pacific Leaf”), pursuant to which Pacific Leaf has made installment loans (the “Loans”) to the Company in the aggregate amount of $1.75 million. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada, LLC (“GBSN”). Such facility and equipment was dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.

To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the “Note”), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. The Company was required to prepay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBSN attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN’s EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the

Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Pacific Leaf a security interest in certain of its assets and enter into the lending agreement.

On February 8, 2016, the Company entered into the Amended and Restated 6% Senior Convertible Promissory Note (“Amended Note”) with Pacific Leaf.  The amended agreement modifies the 6% Senior Secure Convertible Promissory Note dated May 12, 2015 and effective as of June 8, 2015, in the principal amount of $1.75 million.

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

Until the payment in full of the Amended Note, Pacific Leaf or its designee have the option (the “Option”) to purchase up to a 20% membership interest in GBSN for a purchase price equal to $100,000 for each 2% of membership interest purchased (i.e., $1,000,000 if the Option is exercised in full), provided that the Option may not be exercised for less than a 1% membership interest in GBSN.

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

On June 13, 2016, the Company received notice from the Pacific Leaf that it had elected to convert $500,000 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 2,000,000 shares of its common stock ($500,000 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced by $500,000.

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

On October 4, October 20, November 1, and November 10, 2016, the Company received notices the Pacific Leaf that it had elected to convert total of $1,776,750 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 7,107,000 shares of its common stock ($1,776,750 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced by $1,776,750.

On January 24, and February 22, 2017, the Company received additional notices from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $413,085 ($317,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 1,652,332 shares of its common stock ($413,083 converted at a price of $0.25 per share). As of March 31, 2017, the Company indebtedness pursuant to the Note was $0.2 million.

Note 6 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the asset or, in the case of leasehold improvements amortized over the lessor of the useful life of the asset or the underlying lease term. We recorded depreciation expense of $0.4 million and $0.2 million for the fiscal years ended March 31, 2017 and March 31, 2016, respectively. Property and equipment is comprised of the following:

	March 31,
	2017	2016
Computer and software	$ 151,748	$151,748
Machinery and equipment	981,130	641,898
Leaseholds	4,185,528	363,318
Construction in progress	83,812	1,043,042
Capital lease - building	3,900,000	-
	9,302,218	2,200,006
Less accumulated depreciation and amortization	(659,541)	(246,958)
Property and Equipment, Net	$8,642,677	$1,953,048

Note 7 – Income Taxes

At March 31, 2017 and 2016 respectively, the Company had net operating loss carryforwards for income tax purposes of approximately $22,264,747 and $13,213,260 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2025 through 2037. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2017	2016
Tax benefit computed at U.S. statutory rates	(3,377,374)	(2,263,566)
Increases (decreases) in taxes resulting from:
Non-deductible items	(25,000)	(113,788)
Change in valuation allowance	3,421,580	2,388,354
State taxes	(19,206)	(11,000)
Total	-	-

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	7,570,014	4,416,060
Depreciation and Amortization expense	(391,362)	(11,713)
Stock based compensation	792,991	761,825
Total deferred tax assets	7,971,643	5,166,172
Less valuation allowance	(7,971,643)	(5,166,172)
Net deferred tax asset	-	-

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction, and other required state jurisdictions. The Company's periodic tax returns filed in 2015 and, thereafter, are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions. During the year ended March 31, 2017 and 2016, the decrease in the deferred tax asset valuation allowance amounted to approximately $2,805,471 and $819,897, respectively.

Note 8 – Convertible Notes

In February 2016, the Company issued a short-term Promissory Note (“Note”) with a face value of $192,500 resulting in aggregate proceeds of $175,000 reflecting a 9.1% original discount and a nominal rate of 10%. The Note is payable within one year of issuance and is convertible into 962,500 shares of the Company’s common stock and 962,500 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $94,037 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $66,912 was recorded based on the fair value of the 962,500 warrants attached to the note. This value was derived using the Black-Scholes valuation model.

In February, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note (“Note”) issued in February 2016 with face value of $192,500. The Holder had elected to convert all of the Company’s indebtedness into common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 965,500 shares of its common stock ($192,500 converted at a price of $0.20 per share).

In March 2016, the Company issued a short-term Promissory Note (“Note”) with a face value of $300,000 resulting in aggregate proceeds of $250,000 reflecting a 16.67% original discount and a nominal rate of 20%. The Note is payable within one year of issuance and is convertible into 1,500,000 shares of the Company’s common stock and 1,500,000 common stock to purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.50 per share for a period of three years. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $143,750 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $93,750 was recorded based on the fair value of the 1,500,000 warrants attached to the note.

In November, 2016, the Company received a notice that the Noteholder had elected to convert its $300,000 Note into common stock of the Company pursuant to the Short-Term Convertible Note Agreement.  Accordingly, the Company issued 1,500,000 shares of its common stock ($300,000 converted at a price of $0.20 per share) and a warrant to purchase 1,500,000 shares of the Company’s common stock at the price of $0.50 per share for the period of three years.  As a result of the conversion, the Company recorded a loss of $0.1 million.

In July 2016, the Company issued a short-term Promissory Note (“Note”) resulting in aggregate proceeds of $500,000. The Note is payable within one year of issuance and is convertible into 2,500,000 shares of the Company’s common stock at any time and from time to time before maturity at the option of the holder. The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $350,000 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the Note.

In January, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note (“Note”) issued in July 2016 with face value of $500,000. The Holder had elected to convert $500,000 of the Company’s indebtedness into common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 2,538,333 shares of its common stock ($500,000 principal and $38,333 accrued interest converted at a price of $0.20 per share). As a result of the conversion, the Company recorded a loss of $0.2 million.

In March 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $965,500. The Notes are payable within three years of issuance and are convertible into 3,862,000 shares of the Company’s common stock and 3,862,000 common stock purchase warrants at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $416,733 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $548,767 was recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

The Notes and Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 9 – Capital Transactions

Sale of Common Stock and Warrants

During the year ended March 31, 2017, the Company issued an aggregate 15,760,165 shares of common stock as a result of debt conversions as follows:

• The Company issued an aggregate 10,759,332 shares of its common stock at the conversion price of approximately $0.25 per share to Pacific Leaf as a result of a conversion of $2,689,835 of debt outstanding pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.

• The Company issued 5,000,833 shares of its common stock as a result of conversions of the following Short-Term Promissory Notes:

o In February, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note (“Note”) issued in February 2016 with face value of $192,500. The Holder had elected to convert all of the Company’s indebtedness into common stock of the Company pursuant to the

Convertible Note Agreement. Accordingly, the Company had issued 965,500 shares of its common stock ($962,500 converted at a price of $0.20 per share).

o In November, 2016, the Company received a notice that the Noteholder had elected to convert its $300,000 Note into common stock of the Company pursuant to the Short-Term Convertible Note Agreement.  Accordingly, the Company issued 1,500,000 shares of its common stock ($300,000 converted at a price of $0.20 per share) and a warrant to purchase 1,500,000 shares of the Company’s common stock at the price of $0.50 per share for the period of three years.  As a result of the conversion, the Company recorded a loss of $0.1 million.

o In January, 2017, the Company received a notice from the Holder of the Short-Term Promissory Note (“Note”) issued in July 2016 with face value of $500,000. The Holder had elected to convert $500,000 of the Company’s indebtedness into common stock of the Company pursuant to the Convertible Note Agreement. Accordingly, the Company had issued 2,538,333 shares of its common stock ($500,000 principal and $38,333 accrued interest converted at a price of $0.20 per share). As a result of the conversion, the Company recorded a loss of $0.2 million.

In order to encourage the exercise of the 15,512,500 warrants issued to investors in private offering dated December 2, 2015 and the 15,000,000 warrants issued to investors in private offering dated August 26, 2016, the Company effected a temporary decrease, until March 31, 2017, in the exercise price of the warrants from $0.50 and $0.60, respectfully, to $0.20 per share. As a result of the price reduction, total of 25,606,171 million warrants were exercised resulting in net proceeds of approximately $4.6 million. As a result of the decrease in the exercise price of the warrants, the Company also recorded an induced dividend of $4.6 million.

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

During the year ended March 31, 2017, the Company issued an aggregate 1,600,000 shares of common stock to settle the following legal obligations:

• On August 9, 2016, the Company finalized a settlement agreement in final disposition of the lawsuit filed by the Company on April 2, 2014, in the United States District Court for the Southern District of New York. The Company issued 1,400,000 shares of restricted common stock to certain non-affiliates of the Company and recorded a related expense of $0.4 million.

• On August 19, 2015, Cathryn Kennedy, our former Chief Financial Officer, filed a Complaint against us in the District Court in Clark County, Nevada alleging that she was assigned new duties by us which constituted a termination without cause effective July 24, 2015, and that as a consequence thereof she is entitled to severance, vacation pay and stock compensation from us pursuant to her Employment Agreement dated November 18, 2014.  On April 8, 2016, the Company entered into a mutual agreement with Cathryn Kennedy per terms of which the Company issued 200,000 of its unrestricted common shares in exchange for a full dismissal with prejudice of all causes of action pending in the above-referenced Complaint.

During the year ended March 31, 2017, the Company sold an aggregate 29,872,500 shares of common stock through private placements as follows:

• The Company sold 14,847,500 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.50.

• The Company also sold 15,000,000 units through a private placement at a price of $0.20 per unit.  Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in five years, with an exercise price of $0.60. Lastly, the Company sold 25,000 shares of common stock to an independent party at the price of $0.51 per share. The Company recorded net proceeds of $5.1 million as a result of these issuances.

The Company also issued 3,412,500 compensation warrants during the year ended March 31, 2017, as a result of the private offerings to a third-party brokerage firm and recorded a compensation expense of $1.3 million. As of March 31, 2017, 58,247 of the compensation warrants were exercised. The Company recorded a related expense of $0.02 million.

During the year ended March 31, 2017, the Company issued 1,991,943 shares of its commons stock to settle outstanding payables at total expense of $0.6 million. The Company also issued 916,300 shares of its common stock for services provided by various third-party consultants and recorded a related expense of $0.5 million.  Lastly, the Company issued 266,345 shares of its common stock to its employees at total expense of $0.1 million.

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

• The Company issued 714,400 shares of common stock to employees and recorded an expense of $0.6 million.

During year ended March 31, 2016, the Company cancelled 2,292,400 shares of common stock of which 1,500,000 shares were cancelled due to employment termination, 292,400 shares represented shares erroneously issued and associated with unexercised options, 100,000 shares represented shares erroneously issued under an employment agreement, and 400,000 shares represented shares which were subject to forfeiture pursuant to the term of an employment agreement. The Company also modified and restructured certain employee agreements which resulted in a reclassification of previously recognized compensation obligations recorded as current and noncurrent obligations to equity.

The Company issued 333,333 shares of restricted common stock for aggregate consideration of $100,000, or $0.30 per share.

In order to encourage the exercise of its B warrants, on February 12, 2015, the Board of Directors of GB Sciences passed a resolution to temporarily reduce, until April 30, 2015, the exercise price of such B warrants from $2.00 per share to $0.20 per share, and the holders of the B warrants were notified of such temporary exercise price reduction. On April 30, 2015, the Company’s Board of Directors extended to 5:00 PDT on May 15, 2015 the temporary voluntary reduction of the exercise price of the B Warrants to $0.20 per share and notified the holders of the B Warrants. As a result of this incentive, B warrants to purchase 2,192,112 shares of common stock were exercised at $0.20 per share, resulting in net proceeds of $0.4 million.

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

All of the foregoing securities, including GB Sciences common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity for the years ended March 31, 2017 and 2016:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at April 1, 2015	21,966,256
Warrants issued	5,665,000	$0.45-$0.50
Warrants exercised	(7,977,945)	$0.20-$0.21
Warrants expired/cancelled	(337,977)	$1.00-$2.00
Outstanding at March 31, 2016	19,315,334
Warrants issued	40,723,250	$0.36-$0.60
Warrants exercised	(25,606,171)	$0.20
Warrants expired/cancelled	(1,500,000)	$1.00
Outstanding at March 31, 2017	32,932,413

All of the foregoing securities, including GB Sciences common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 10 – Employee Benefit Plan

Share-Based Employee Compensation

On February 6, 2008, the Board of Directors adopted the GB Sciences, Inc. 2007 Amended Stock Option Plan (“2007 Plan”). Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants. The Company revised the plan and the Board of Directors adopted the new 2014 Equity Compensation Plan. On June 30, 2015, GB Sciences filed a Form S-8 Registration Statement with the SEC to register 8,500,000 shares of common stock issuable under stock options to grant to employees and consultants.

Compensation Expense

For the years ended March 31, 2017 and 2016, the Company recorded compensation expense of $1.3 million and $1 million respectively, related to employee stock options and restricted stock.

The unrecognized compensation cost, and weighted-average period over which the cost is expected to be recognized for non-vested awards as of March 31, 2016, are presented below:

	Unrecognized Compensation Cost ($)	Weighted Average Period (years)
Stock Options	925,274	0.74
Total	925,274	0.74

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended
	March 31, 2017	March 31, 2016
Weighted-average volatility	174.57%	190.44%
Expected term (in years)	10	10
Risk-free interest rate	1.07%	1.57%

Expected volatilities used for award valuation in 2017 and 2016 are based on the peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

Stock Options

A summary of option activity as of March 31, 2017 and 2016, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($)
Outstanding at April 1, 2015	1,962,000	0.17
Granted	1,400,000	0.24
Exercised	(100,000)	0.17
Forfeited	(762,000)	0.17
Outstanding at March 31, 2016	2,500,000	0.25	9.23	15,075
Granted	5,050,000	0.30
Exercised	-	-
Forfeited	(600,000)	0.35
Outstanding at March 31, 2017	6,950,000	0.26	8.05	627,890
Fully vested and expected to vest at March 31, 2017	4,035,556	0.27		403,793
Exercisable at March 31, 2017	4,035,556	0.27		403,793

Restricted stock awards

A summary of the status of the Company’s non-vested restricted stock grants during the years ended March 31, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)

Balance at April 1, 2015	762,500
Granted	270,000
Vested	(283,333)
Forfeited/Cancelled	(295,833)
Non-vested at March 31, 2016	453,333	0.35
Granted	565,359
Vested	(568,692)
Forfeited/Cancelled	(450,000)
Non-vested at March 31, 2017	-

The total fair value of restricted stock that vested during the years ended March 31, 2017 and 2016 was $0.2 million, and $0.1 million, respectively.

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

General

From time to time, the Company may also become involved in certain legal proceedings and claims which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, the Company will record a reserve for the claim in question. If and when such a reserve is recorded, it could be material and could adversely impact the Company’s results of operations, financial condition, and cash flows.

Note 12 – Other Assets

Other assets balances were $1.2 million and $0.3 million at March 31, 2017 and March 31, 2016, respectively. The increase in other assets is primarily due to $1 million deposit related to our application to the Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program.

Note 13 - Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the year ended March 31, 2017, the Company made a payment of $50,000 to the Quantum Shop in relation to the services provided.

In March 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. Per the terms of the agreement, Electrum Partners shall be compensated $5,000 monthly with the initial payment due upon the execution of the consulting agreement. Electrum Partners is also to receive an additional $10,000 each month in restricted stock. The agreement has a term of one year and is renewable for a successive one year period.  During the year ended March 31, 2017, the Company made payments totaling $10,000 to the Company and issued 34,996 shares of its restricted stock.

Note 14 – Subsequent Events

Pacific Leaf Note Conversion Notice

On May 12, 2017, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 739,220 shares of its common stock ($184,805 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness to Pacific Leaf pursuant to the Note has been reduced by $184,805.

Management and Board of Directors Changes

Effective May 8, 2017, Mr. Craig Ellins retired from the Company and in connection therewith, resigned his positions of Director and Chairman of the Board of Directors and his position of Chief Innovation Officer for the Company.  John Poss, who replaced Mr. Ellins last year as CEO, will now also serve as Chairman of the Board. Leslie Bocskor, who previously services as independent director will now serve as Vice Chairman of the Board.

Louisiana State University

On June 15, 2017 GB Sciences had been selected by the Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors will enter into a five-year agreement—that has an option to renew for two additional five-year terms—with GB Sciences.

The contract will include a minimum guaranteed financial contribution of $3.4 million, or a 10% commission of gross receipts, to the LSU AgCenter,. It also requires GB Sciences to make annual research investment of $500,000 to the LSU AgCenter.

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights. AgCenter would retain 50% of those rights.

The awarding of the final contract is contingent upon securing of a Louisiana based financial institution and the final approval by the Louisiana State Board of Supervisors.

Compensation Warrant Exercises

Subsequently to March 31, 2017, the Company issued 2,191,994 shares of its common stock to a third-party brokerage firm as a result of a cashless exercise of 2,281,000 compensation warrants at the exercise price of $0.01 per share.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On June 21, 2017, the Company retained Soles, Heyn & Company, LLP, as its principal independent registered public accounting firm. This changed engagement was necessary due to the recent merger of our former registered public accounting firm, Patrick D. Heyn, CPA, P.A. with Soles, Heyn & Company, LLP. During the Company’s two most recent fiscal years and to the date of this report, the Company has not consulted with Soles, Heyn & Company, LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided to the Company that Soles, Heyn & Company, LLP, concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto. Item 401(a) is not applicable since there was no resignation or dismissal of the registrant’s certifying accountant involved in this merger of accounting firms.

There were no other changes in or disagreements with and no other changes in the accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2017 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2017. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. The matters involving internal controls over financial reporting that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were ineffective controls over period end financial disclosure and reporting processes as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have been evaluating possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We anticipate our initiative will be at least partially implemented by March 31, 2018.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2018.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

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

The information required under this item will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2017 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2017 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2017 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2017 and is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be included in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after March 31, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. GB Sciences, Inc. Condensed Consolidated Financial Statements (including related notes to Condensed Consolidated Financial Statements) filed in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm – Soles, Heyn & Company

Report of Independent Registered Public Accounting Firm – Patrick Heyn, CPA

Financial Statements:

 Consolidated Balances Sheets as of March 31, 2017 and 2016

 Consolidated Statements of Operations – Years ended March 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended March 31, 2017 and 2016

Consolidated Statements of Cash Flows – Years ended March 31, 2017 and 2016

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

10.21	Pacific Leaf Ventures LP Amended and Restated Royalty Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)
10.22	Pacific Leaf Ventures LP Omnibus Amendment and Waiver (Incorporated by reference to Exhibit 10.3 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)
10.23	Amended Employment Agreement between Registrant and John Poss dated June 1, 2016 (Incorporated by reference to Exhibit 10.23 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.24

Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 1, 2016 (Incorporated by reference to Exhibit 10.24 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)

10.25	Audit Committee Charter (Incorporated by reference to Exhibit 10.25 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.26	Compensation Committee Charter (Incorporated by reference to Exhibit 10.26 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.27	Pacific Leaf Ventures LP Second Omnibus Amendment and Waiver (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on August 15, 2016)
10.28

Amended Employment Agreement between Registrant and Ksenia Griswold dated October 7, 2016 (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on November 14, 2016)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on July 12, 2017.

 GB Sciences, Inc.

By:	/S/ John Poss
Name:	John Poss
Title:	Chief Executive Officer and President