Form 10-K/A
period 2017-03-31
GB SCIENCES INC
filed 2017-07-14
CIK 1165320

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

The shares outstanding on July 7, 2017 were 127,667,908.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Growblox Sciences, Inc. (the “Company”) on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission on July 12, 2017 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on July 14, 2017.

GB Sciences, Inc.

By:	/S/ John Poss
Name:	John Poss
Title:	Chief Executive Officer, Principle Accounting Officer, and Director.

By:	/S/ Andrea Small-Howard
Name:	Andrea Small-Howard
Title:	Director