Form 10-Q
period 2017-06-30
GB SCIENCES INC
filed 2017-08-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or organization)	593733133 (IRS Employer I.D. No.)

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

There were 127,746,691 shares of common stock, par value $0.0001 per share, outstanding as of August 6, 2017.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	30-Jun-17	31-Mar-17

CURRENT ASSETS:
Cash and cash equivalents	$1,454,549	$2,692,953
Inventory	272,758	89,037
Prepaid expenses	98,142	166,378
TOTAL CURRENT ASSETS	1,825,449	2,948,368
Property and Equipment, Net	8,605,384	8,642,677
Deposits	1,253,306	1,203,305
Other Assets	170,378	212,529
TOTAL ASSETS	$11,854,517	$13,006,879
CURRENT LIABILITIES:
Accounts Payable	$44,897	$176,152
Accrued Interest	42,552	48,969
Accrued Liabilities	390,436	447,710
Notes Payable, net of unamortized discount of $1.8 million and $1 million at June 30, 2017 and March 31, 2017, respectively	196,158	2,734
TOTAL CURRENT LIABILITIES	674,043	675,565
Note Payable	507	155,312
Capital Lease Obligations	3,755,845	3,771,321
TOTAL LIABILITIES	4,430,395	4,602,198
Commitments and Contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 127,667,908 and 124,406,818 shares issued and outstanding at June 30, 2017 and March 31, 2017	12,767	12,441
Additional Paid In Capital	45,640,718	43,569,864
Accumulated Deficit	(38,337,254)	(35,255,045)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	7,316,231	8,327,260
Non-controlling interest	107,891	77,421
TOTAL EQUITY	7,424,122	8,404,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,854,517	$13,006,879

The accompanying notes are an integral part of these condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,
	2017	2016

NET REVENUE	$54,099	$-
GENERAL AND ADMINISTRATIVE EXPENSES	2,874,708	1,207,781
LOSS FROM OPERATIONS	(2,820,609)	(1,207,781)
OTHER EXPENSE
Interest Expense	(256,716)	(158,713)
Other Expense	(39,413)	(12,416)
Total other expense	(296,129)	(171,129)
NET LOSS	(3,116,738)	(1,378,910)
Net loss attributable to non-controlling interest	(34,529)	(38,201)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(3,082,209)	$(1,340,709)
Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	125,641,733	50,068,724

The accompanying notes are an integral part of these condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(3,116,738)	$(1,378,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,529	46,761
Stock-based compensation	913,569	452,497
Amortization of debt discount and beneficial conversion feature	127,116	125,174
Loss on disposal	-	5,572
Changes in operating assets and liabilities:
Prepaid expenses and other assets	68,236	15,002
Inventory	(183,721)	-
Accounts payable	(131,255)	(206,339)
Accrued expenses	(35,093)	(17,675)
Net cash used in operating activities	(2,190,357)	(957,918)
INVESTING ACTIVITIES:
Purchase of property and equipment	(130,056)	(877,697)
Change in deposits	(8,030)	(14,764)
Net cash used in investing activities	(138,086)	(892,461)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	4,524	1,293,804
Proceeds from non-controlling interest	65,000	70,000
Proceeds from convertible notes	1,034,500	-
Payments under long-term obligations	(13,985)	-
Other financing activities	-	630,076
Net cash provided by financing activities	1,090,039	1,993,880
Net change in cash and cash equivalents	(1,238,404)	143,501
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,692,953	34,824
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,454,549	$178,325
Non-cash transactions:
Stock issued to settle payables	$-	$255,232
Stock issued to upon conversion of long-term note payable	$184,731	$500,000

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. (the “Company,” “We” or “Us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The balance sheet at March 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2017.

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

Significant Accounting Policies

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2017.

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

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $38.3 million at June 30, 2017. In addition, the Company has consumed cash in its operating activities of approximately $2.2 million for the three months ended June 30, 2017 compared to $1 million for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Convertible Notes

In March 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $965,500. The Notes are payable within three years of issuance and are convertible into 3,862,000 shares of the Company’s common stock. The Company also issued 3,862,000 common stock warrants to the Note holders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $416,733 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $548,767 was recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

During the three months ended June 30, 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $1,034,500. The Notes are payable within three years of issuance and are convertible into 4,138,000 shares of the Company’s common stock. The Company also issued 4,138,000 common stock warrants to the Note holders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $487,957 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $480,236 was recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

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

On January 24, and February 22, 2017, the Company received additional notices from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $413,085 ($317,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 1,652,332 shares of its common stock ($413,083 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced to $0.2 million.

On May 12, 2017, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Note was reduced by $184,805.

Note 5 – Capital Lease

In July 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company’s cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into the Amended Lease Agreement for an initial term of ten and a half years with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement are $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments will increase by 3% per annum through the expiration of the lease. The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $3.9 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payment discounted at 11.6% interest rate.

Note 6 – Capital Transactions

During the three months ended June 30, 2017, the Company issued an aggregate of 3,261,090 shares of common stock, as follows:

•The Company issued 2,191,994 shares of its common stock to a third-party brokerage firm as a result of a cashless exercise of 2,281,000 compensation warrants at the exercise price of $0.01 per share and recorded a related expense of $0.6 million

•On May 12, 2017, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Note was reduced by $184,805.

•The Company issued 278,246 shares in exchange for consulting services and recorded a related expense of $0.1 million. The Company also issued 30,630 shares of common stock to employees and recorded an expense of $0.01 million.

•The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

Options and Warrants

During the three months ended June 30, 2017, the Company issued 200,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.34 to $0.35 per share per share. The Company has recognized total of $0.03 million in share-based compensation expense related to options vested to date.

During the three months ended June 30, 2017, the Company issued warrants to purchase 4,138,000 shares of its common stock at the price of $0.60 per share for the period of three years to various holders of its convertible notes. Convertible notes have combined face value of $1,034,500. The Company recorded a discount of $480,236 based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

Note 7 – Commitments and Contingencies

On June 15, 2017 GB Sciences was selected by the Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors will enter into a five-year agreement—that has an option to renew for two additional five-year terms—with GB Sciences.

The contract will include the Company’s commitment to make a minimum financial contribution to the LSU AgCenter in the amount of $3.4 million, or a 10% commission of gross receipts, in addition to annual research investments of $500,000 to the LSU AgCenter.

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights.

From time to time, the Company may become involved in certain legal proceedings and claims which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve is recorded, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

Note 8 – Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 44,199,413 and 39,882,413 of potentially dilutive common shares at June 30, 2017 and March 31, 2017, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 9 – Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the year ended March 31, 2017, the Company made a payment of $50,000 to the Quantum Shop in relation to the services provided. No additional payments were made to Quantum Shop during the three months ended June 30, 2017.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and is renewable for a successive one-year period.  During three months ended June 30, 2017, the Company made payments totaling $55,000 to Electrum Partners, LLC and issued 132,751 shares of its restricted stock.

Note 10 – Subsequent Events

Private Placement Agreement

In July, 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer for sale a maximum of up to 6,500 units at the price of $1,000 per unit for the combined total of $6.5 million. Each unit consists of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per shares for the period of three years. As of August 11, 2017, the Company placed promissory convertible notes with combined value of $2.2 million. As a result, the Company issued 8,844,000 warrants.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts” or “continue” , which list is not meant to be all-inclusive and other such negative terms and comparable technology.  These forward-looking statements, include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (1)product demand, market and customer acceptance of GB Sciences products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv)competition pricing and development difficulties, (v) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”). The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Plan of Operation

The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC (“GBSN”). On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues approximately of $10 million per year.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority. In May 2017, cultivation facility harvested its first cannabis. As a result of the harvest, the Company recorded net revenue of approximately $0.1 million for the three months ended June 30, 2017.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended June 30,
	2017	2016

Net Revenue	$54,099	$-
General and administrative expenses	2,874,708	1,207,781
Other Income/(Expense)	(296,129)	(171,129)
Net loss attributable to non-controlling interest	(34,529)	(38,201)
Net Loss	$(3,082,209)	$(1,340,709)

Comparison of the Three Months Ended June 30, 2017 and 2016

Net Revenue

The Company recorded net revenue of approximately $0.1 million for the three months ended June 30, 2017 as compared to no operating revenue for the same period in prior year. Increase in net revenue is due the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017.

General and administrative expenses

General and administrative expenses increased $1.7 million to $2.9 million for the three months ended June 30, 2017 compared to $1.2 million for the three months ended June 30, 2016. The increase in attributable to a $1.2 million increase in consulting and advisory service expense related primarily to an issuance of a compensation warrant and payment of commissions pursuant to the terms of a private placement agreement and other consulting fee related to investor relations expenses. This increase is combined with a $0.2 million increase in wages and salaries and $0.2 million increase in business license and permits expenses and as a result of the opening of the Company’s cultivation facility.

Other expense

Total other expense increased by $0.1 million compared to the same period in prior year. The increase in primarily due to amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

The Company will need additional capital to implement its strategies. There is no assurance that it will be able to raise the amount of capital needed for future growth plans. Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. The Company represents a speculative investment and investors may lose all of their investment. In order to be able to achieve the strategic goals, the Company needs to further expand its business and financing activities. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. These factors raise substantial doubt about the ability to continue as a going concern.  The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $5 million of capital depending upon license status. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans.

At June 30, 2017, cash was $1.5 million, other current assets excluding cash were $0.4 million, and our working capital was $1.2 million. At the same time, current liabilities were approximately $0.7 million and consisted principally of $0.4 million in accrued liabilities and $0.2 million in notes payable. At March 31, 2017, the Company had cash balance $2.7 million, other current assets excluding cash were $0.3 million and our working capital was $2.3 million. Current liabilities were approximately $0.7 million, which consisted principally of $0.4 million in accrued liabilities and $0.2 million in accounts payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $2.2 million for the three months ended June 30, 2017, as compared to net cash used of $1 million for the three months ended June 30, 2016. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2017 and 2016, the Company used $0.1 million and $0.9 million, respectively, of cash in investing activities. The cash used in investing activities during the three months ended June 30, 2017 and 2016 was primarily for the purchase of property and equipment.

Financing Activities

During the three months ended June 30, 2017 and 2016, cash flows from financing activities totaled $1.1 million and $2 million, respectively. Cash flows from financing activities for the three months ended June 30, 2017 related primarily to $1 million in proceeds from the issuance of convertible notes and $0.1 million in proceeds from non-controlling interests. Cash flows from financing activities for the three months ended June 30, 2016 related primarily to $1.3 million in proceeds from the issuance of common stock and warrants, $0.6 million in other financing activities consisting primarily of deferred stock compensation, and $0.07 million in proceeds from non-controlling interests.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $38.3 million as of June 30, 2017, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

VARIABLES AND TRENDS

In the event the Company is able to obtain the necessary financing to progress with its business plan, the Company expects expenses to increase significantly to grow the business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light of these circumstances.

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2017.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2017 the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2017, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.Legal Proceedings

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

ITEM 1A.Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the SEC.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company issued an aggregate of 3,261,090 shares of common stock, as follows:

•The Company issued 2,191,994 shares of its common stock to a third-party brokerage firm as a result of a cashless exercise of 2,281,000 compensation warrants at the exercise price of $0.01 per share and recorded a related expense of $0.6 million

•On May 12, 2017, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 739,220 shares of its common stock ($184,805 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness to Pacific Leaf pursuant to the Note has been reduced by $184,805.

•The Company issued 278,246 shares in exchange for consulting services and recorded a related expense of $0.1 million. The Company also issued 30,630 shares of common stock to employees and recorded an expense of $0.01 million.

•The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

Options and Warrants

During the three months ended June 30, 2017, the Company issued 200,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.34 to $0.35 per share per share. The Company has recognized total of $0.03 million in share-based compensation expense related to options vested to date.

During the three months ended June 30, 2017, the Company issued warrants to purchase 4,138,000 shares of its common stock at the price of $0.60 per share for the period of three years to various holders of its convertible notes. Convertible notes have combined face value of $1,034,500. The Company recorded a discount of $480,236 based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

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

The contract will be finalized upon completion of the contract negotiations between GB Sciences and LSU AgCenter.

ITEM 6. Exhibits

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

GB SCIENCES, INC.

August 14, 2017	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

August 14, 2017	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)