Form 10-Q
period 2017-09-30
GB SCIENCES INC
filed 2017-11-20
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 128,300,407 shares of common stock, par value $0.0001 per share, outstanding as of November 15, 2017.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	30-Sep-17	31-Mar-17

CURRENT ASSETS:
Cash and cash equivalents	$971,286	$2,692,953
Accounts Receivable	248,265	-
Inventory	532,752	89,037
Prepaid expenses	561,066	166,378
TOTAL CURRENT ASSETS	2,313,369	2,948,368
Property and Equipment, Net	11,296,124	8,642,677
Deposits	1,257,746	1,203,305
Other Assets	292,289	212,529
TOTAL ASSETS	$15,159,528	$13,006,879
CURRENT LIABILITIES:
Accounts Payable	$76,235	$157,152
Accrued Interest	100,294	48,969
Accrued Liabilities	605,184	468,710
Convertible Notes Payable, net of unamortized discount of $4.6 million and $1 million at September 30, 2017 and March 31, 2017, respectively	530,893	2,734
TOTAL CURRENT LIABILITIES	1,312,606	677,565
Convertible Notes Payable	507	155,312
Capital Lease Obligations	6,182,181	3,771,321
TOTAL LIABILITIES	7,495,294	4,604,198
Commitments and Contingencies (Note 7)
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 127,927,431 and 124,406,818 shares issued and outstanding at September 30, 2017 and March 31, 2017	12,793	12,441
Additional Paid In Capital	49,012,336	43,569,864
Accumulated Deficit	(41,490,290)	(35,257,045)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' (DEFICIT)/EQUITY	7,534,839	8,325,260
Non-controlling interest	129,395	77,421
TOTAL (DEFICIT)/EQUITY	7,664,234	8,402,681
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY	$15,159,528	$13,006,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016

NET REVENUE	$136,646	$-	$190,745	$-
GENERAL AND ADMINISTRATIVE EXPENSES	2,779,370	2,197,557	5,660,035	3,405,338
LOSS FROM OPERATIONS	(2,642,724)	(2,197,557)	(5,469,290)	(3,405,338)
OTHER INCOME (EXPENSE)
Interest Expense	(530,082)	(297,929)	(786,798)	(456,460)
Other Income/(Expense)	(5,769)	(10,479)	(45,182)	(23,075)
Total other expense	(535,851)	(308,408)	(831,980)	(479,535)
NET LOSS	(3,178,575)	(2,505,965)	(6,301,270)	(3,884,873)
Net income/(loss) attributable to non-controlling interest	(33,495)	(38,661)	(68,025)	(76,862)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(3,145,080)	$(2,467,304)	$(6,233,245)	$(3,808,011)
Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)
Weighted average common shares outstanding - basic and diluted	127,794,766	67,920,941	126,724,132	59,043,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(6,301,270)	$(3,884,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,184	137,133
Stock-based compensation	1,211,218	1,785,315
Amortization of debt discount and beneficial conversion feature	450,983	316,745
Loss on disposal	-	5,572
Changes in operating assets and liabilities:
Accounts receivable	(248,265)	-
Prepaid expenses and other assets	(394,688)	42,886
Inventory	(443,715)	-
Accounts payable	(80,917)	33,716
Accrued expenses	170,050	(129,807)
Net cash used in operating activities	(5,251,420)	(1,693,313)
INVESTING ACTIVITIES:
Purchase of property and equipment	(513,271)	(957,925)
Change in deposits and other assets	(134,561)	(21,856)
Net cash used in investing activities	(647,832)	(979,781)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	4,550	4,140,354
Proceeds from non-controlling interest	120,000	165,000
Proceeds from convertible notes payable	4,119,500	500,000
Payments under long-term obligations	(66,465)	(94,898)
Other financing activities	-	(154)
Net cash provided by financing activities	4,177,585	4,710,302
Net change in cash and cash equivalent	(1,721,667)	2,037,208
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	2,692,953	34,824
CASH AND CASH EQUIVALENT AT END OF PERIOD	$971,286	$2,072,032
Non-cash transactions:
Stock issued to settle payables	$-	$590,777
Stock issued upon partial conversion of long-term note payable	$184,731	$500,000
Stock issued to settle legal obligations	$-	$410,840
Capital lease obligation	$2,525,000	$3,900,000
Stock and warrants issued upon amendment of long-term note	$-	$875,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation.  These reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Significant Accounting Policies

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company expects that adoption of this guidance will result in the recognition of rig-of-use assets and related obligations.

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is required to adopt the guidance on January 1, 2018 and will apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders' equity upon adoption of the new standard is not expected to be material. The Company is currently evaluating the impact of ASC 606 when adopted on its consolidated financial position and result of operations.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $41.5 million at September 30, 2017. In addition, the Company has consumed cash in its operating activities of approximately $5.2 million for the six months ended September 30, 2017 compared to $1.7 million for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in securing capital necessary to achieve its goals.

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

In July, 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years.

During the three months ended September 30, 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $3,085,000. The Notes are payable within three years of issuance and are convertible into 12,340,000 shares of the Company’s common stock. The Company also issued 12,340,000 common stock warrants to the Note holders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.65 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $1,541,797 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $1,532,335 recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

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

Note 5 – Capital Lease

In July 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company’s cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into the Amended Lease Agreement for an initial term of ten and a half years with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement are $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments will increase by 3% per annum through the expiration of the lease. The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $3.9 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payments discounted at an 11.6% interest rate.

In August 2017, GB Sciences Louisiana, LLC entered into the Lease Agreement with Petroleum Drive Investment, LLC for 36,125 square feet of interior space on approximately 5.38 acres of land located at 18350 Petroleum Drive, Baton Rouge, LA 70809. The Lease Agreement is for an initial term of five years with two options to extend the lease for five years, or until June 30, 2032. The monthly rent payments per the Lease Agreement are $25,588 through June 30, 2022. If the Company exercises its first and second options to extend, monthly rent payments will increase to $28,147 beginning August 1, 2022, and to $30,966 beginning August 1, 2027. The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $2.5 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payments discounted at a 10.2% interest rate.

Note 6 – Capital Transactions

During the six months ended September 30, 2017, the Company issued an aggregate of 3,520,613 shares of common stock, as follows:

The Company issued 2,191,994 shares of its common stock to a third-party brokerage firm as a result of a cashless exercise of 2,281,000 compensation warrants at the exercise price of $0.01 per share and recorded a related expense of $0.6 million

On May 12, 2017, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 739,220 shares of its common stock ($184,805 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness to Pacific Leaf pursuant to the Note has been reduced by $184,805.

The Company issued 485,871 shares in exchange for consulting services and recorded a related expense of $0.1 million. The Company also issued 82,528 shares of common stock to employees and recorded an expense of $0.02 million.

The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

Options and Warrants

During the six months ended September 30, 2017, the Company issued 550,000 stock options under the 2014 Equity Incentive Plan to various consultants. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.24 to $0.35 per share per share. The Company has recognized total of $0.04 million in share-based compensation expense related to options vested to date.

During the six months ended September 30, 2017, the Company issued 250,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.27 to $0.28 per share per share. The Company has recognized total of $0.06 million in share-based compensation expense related to options vested to date.

During the six months ended September 30, 2017, the Company issued warrants to purchase 4,138,000 shares of its common stock at the price of $0.60 per share and warrants to purchase 12,340,000 shares of its common stock at the price of $0.65 per share for the period of three years to various holders of its convertible notes. Convertible notes have combined face value of $4,119,500. The Company recorded a discount of $2,012,571 based on the fair value of the warrants attached to the notes. This value was derived using the Black-Scholes valuation model.

Note 7 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement—that has an option to renew for two additional five-year terms—with GB Sciences.

The contract includes the Company’s commitment to make a minimum financial contribution to the LSU AgCenter in the amount of $3.4 million, or a 10% commission of gross receipts, in addition to annual research investments of $500,000 to the LSU AgCenter.

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of September 2017, GB Sciences made payments totaling $500,000 toward its obligations under the agreement.

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

Note 8 – Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 58,197,413 and 39,882,413 of potentially dilutive common shares at September 30, 2017 and March 31, 2017, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 9 – Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the year ended March 31, 2017, the Company made a payment of $50,000 to the Quantum Shop in relation to the services provided. During the six months ended September 30, 2017, additional payments of $149,903 were made to Quantum Shop in relation to the services provided.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and is renewable for a successive one-year period.  During the six months ended September 30, 2017, the Company made payments totaling $75,562 to Electrum Partners, LLC and issued 283,296 shares of its restricted stock.

During the six months ended September 30, 2017, the Company entered into a consulting contract with Monica Poss, a relative of one of the Company’s executives. Per the terms of the agreement, Ms. Poss is to provide GB Sciences with advisory services. The Company made payments of $10,927 and issued 17,650 shares of our common stock at an expense of $4,500 relating to services provided during the six months ended September 30, 2017.

Note 10 – Subsequent Events

Private Placement Agreement

Subsequent to September 30, 2017, the Company raised additional $800,000 under an existing Placement Agent’s Agreement with a third-party brokerage firm to offer for sale a maximum of up to 6,500 units at the price of $1,000 per unit for the combined total of $6.5 million. Each unit consists of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per shares for the period of three years. As a result, the Company issued 3,200,000 warrants.

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

Plan of Operation

The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC (“GBSN”). On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues of approximately $10 million per year.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority. In May 2017, cultivation facility harvested its first cannabis. As a result of the harvest and subsequent harvests, the Company recorded net revenue of approximately $0.2 million for the six months ended September 30, 2017.

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

On July 1, 2017, GBSN received a provisional Nevada recreational cannabis license for branded recreational products. The decision to sell to the recreational market through the addition of GB Sciences’ own trusted-ingredient retail brands, strengthens the Company’s vertically-integrated strategy of controlling product quality and purity from seed-to-sale. Premium flower and medical-grade oils for use in vape pens and tinctures will be sold under the Cultivation Labs banner.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2017	2016	2017	2016

Net revenue	$ 136,646	$ -	$ 190,745	$ -
General and administrative expenses	2,779,370	2,197,557	5,660,035	3,405,338
Other Income/(Expense)	(535,851)	(308,408)	(831,980)	(479,535)
Net loss attributable to non-controlling interest	(33,495)	(38,661)	(68,025)	(76,862)
Net Loss	$ (3,145,080)	$ (2,467,304)	$ (6,233,245)	$ (3,808,011)

Comparison of the Three Months Ended September 30, 2017 and 2016

Net Revenue

The Company recorded net revenue of approximately $0.1 million for the three months ended September 30, 2017 as compared to no operating revenue for the same period in prior year. Increase in net revenue is due the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and subsequent harvests.

General and administrative expenses

General and administrative expenses increased $0.6 million to $2.8 million for the three months ended September 30, 2017 compared to $2.2 million for the three months ended September 30, 2016. The increase is attributable in part to a $0.5 million increase in consulting and advisory expense related primarily to payment of commissions pursuant to the terms of a private placement agreement and other consulting fees related to investor relations expenses.

Other expense

Total other expense increased by $0.2 million compared to the same period in prior year. The increase is primarily due to amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

Comparison of the Six Months Ended September 30, 2017 and 2016

Net Revenue

The Company recorded net revenue of approximately $0.2 million for the six months ended September 30, 2017 as compared to no operating revenue for the same period in prior year. Increase in net revenue is due the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and subsequent harvests.

General and administrative expenses

General and administrative expenses increased $2.3 million to $5.7 million for the six months ended September 30, 2017 compared to $3.4 million for the six months ended September 30, 2016. The increase is attributable in part to a $1.9 million increase in consulting and advisory expense related primarily to payment of commissions pursuant to the terms of a private placement agreement and issuance of compensation warrants combined with $0.4 million increase in payroll and related expenses.

Other expense

Total other expense increased by $0.3 million compared to the same period in prior year. The increase is primarily due to amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

The Company will need additional capital to implement its strategies. There is no assurance that it will be able to raise the amount of capital needed for future growth plans. Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. The Company represents a speculative investment and investors may lose all of their investment. In order to be able to achieve the strategic goals, the Company needs to further expand its business and financing activities. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. These factors raise substantial doubt about the ability to continue as a going concern.  The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise additional capital. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans.

At September 30, 2017, cash was $1.0 million, other current assets excluding cash were $1.3 million, and our working capital was $1.0 million. At the same time, current liabilities were approximately $1.3 million and consisted principally of $0.6 million in accrued liabilities and $0.5 million in notes payable. At March 31, 2017, the Company had a cash balance of $2.7 million, other current assets excluding cash were $0.3 million and our working capital was $2.3 million. Current liabilities were approximately $0.7 million, which consisted principally of $0.5 million in accrued liabilities and $0.2 million in accounts payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $5.3 million for the six months ended September 30, 2017, as compared to net cash used of $1.7 million for the six months ended September 30, 2016. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2017 and 2016, the Company used $0.6 million and $1.0 million, respectively, of cash in investing activities. The cash used in investing activities during the six months ended September 30, 2017 and 2016 was primarily for the purchase of property and equipment.

Financing Activities

During the six months ended September 30, 2017 and 2016, cash flows from financing activities totaled $4.2 million and $4.7 million, respectively. Cash flows from financing activities for the six months ended September 30, 2017 related primarily to $4.1 million in proceeds from the issuance of convertible notes and $0.1 million in proceeds from non-controlling interests. Cash flows from financing activities for the six months ended September 30, 2016 related primarily to $4.1 million in proceeds from the issuance of common stock and warrants, $0.5 million in proceeds from the issuance of convertible notes, and $0.2 million in proceeds from non-controlling interests.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $41.5 million as of September 30, 2017, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2017 the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2017, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2017, the Company issued an aggregate of 3,520,613 shares of common stock, as follows:

The Company issued 2,191,994 shares of its common stock to a third-party brokerage firm as a result of a cashless exercise of 2,281,000 compensation warrants at the exercise price of $0.01 per share and recorded a related expense of $0.6 million

On May 12, 2017, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 739,220 shares of its common stock ($184,805 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness to Pacific Leaf pursuant to the Note has been reduced by $184,805.

The Company issued 485,871 shares in exchange for consulting services and recorded a related expense of $0.1 million. The Company also issued 82,528 shares of common stock to employees and recorded an expense of $0.02 million.

The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

Options and Warrants

During the six months ended September 30, 2017, the Company issued 550,000 stock options under the 2014 Equity Incentive Plan to various consultants. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.24 to $0.35 per share per share. The Company has recognized total of $0.04 million in share-based compensation expense related to options vested to date.

During the six months ended September 30, 2017, the Company issued 250,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.27 to $0.28 per share per share. The Company has recognized total of $0.06 million in share-based compensation expense related to options vested to date.

During the six months ended September 30, 2017, the Company issued warrants to purchase 4,138,000 shares of its common stock at the price of $0.60 per share and warrants to purchase 12,340,000 shares of its common stock at the price of $0.65 per share for the period of three years to various holders of its convertible notes. Convertible notes have combined face value of $4,119,500. The Company recorded a discount of $2,012,571 based on the fair value of the warrants attached to the notes. This value was derived using the Black-Scholes valuation model.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6. Exhibits

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB SCIENCES, INC.

November 20, 2017	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

November 20, 2017	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)