Form 10-Q
period 2017-12-31
GB SCIENCES INC
filed 2018-02-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

There were 155,931,576 shares of common stock, par value $0.0001 per share, outstanding as of February 14, 2018.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	31-Dec-17	31-Mar-17

CURRENT ASSETS:
Cash and cash equivalents	$ 1,487,407	$ 2,692,953
Accounts Receivable	552,501	-
Inventory	607,408	89,037
Prepaid expenses	467,256	166,378
TOTAL CURRENT ASSETS	3,114,572	2,948,368
Property and Equipment, Net	11,732,041	8,642,677
Deposits	1,085,505	1,203,305
Other Assets	464,628	212,529
TOTAL ASSETS	$ 16,396,746	$ 13,006,879
CURRENT LIABILITIES:
Accounts Payable	$ 92,685	$ 157,152
Accrued Interest	178,995	48,969
Accrued Liabilities	408,695	468,710
Convertible Notes Payable, net of unamortized discount of $7.7 million and $1 million at December 31, 2017 and March 31, 2017, respectively	1,052,653	2,734
TOTAL CURRENT LIABILITIES	1,733,028	677,565
Convertible Notes Payable	507	155,312
Capital Lease Obligations	6,187,219	3,771,321
TOTAL LIABILITIES	7,920,754	4,604,198
STOCKHOLDERS' (DEFICIT)/ EQUITY:
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 131,254,104 and 124,406,818 shares issued and outstanding at December 31, 2017 and March 31, 2017	13,126	12,441
Additional Paid In Capital	56,915,330	43,569,864
Accumulated Deficit	(48,452,464)	(35,257,045)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	8,475,992	8,325,260
Non-controlling interest	-	77,421
TOTAL EQUITY	8,475,992	8,402,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,396,746	$ 13,006,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016

REVENUE	$ 1,275,000	$ -	$ 1,635,136	$ -
COST OF GOODS SOLD	(388,259)	-	(557,649)	-
GROSS PROFIT	886,741	-	1,077,487	-
GENERAL AND ADMINISTRATIVE EXPENSES	7,106,605	3,215,104	12,776,975	6,637,764
LOSS FROM OPERATIONS	(6,219,864)	(3,215,104)	(11,699,488)	(6,637,764)
OTHER INCOME (EXPENSE)
Interest Expense	(1,131,466)	(290,153)	(1,918,264)	(746,614)
Other Income/(Expense)	389,151	(75,781)	354,308	(81,534)
Total other expense	(742,315)	(365,934)	(1,563,956)	(828,148)
NET LOSS	(6,962,179)	(3,581,038)	(13,263,444)	(7,465,912)
Net income/(loss) attributable to non-controlling interest	-	(56,658)	(68,025)	(133,520)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$ (6,962,179)	$ (3,524,380)	$ (13,195,419)	$ (7,332,392)
Net loss per share - basic and diluted	$ (0.05)	$ (0.04)	$ (0.10)	$ (0.11)
Weighted average common shares outstanding - basic and diluted	128,301,565	88,836,452	127,389,398	68,954,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(13,263,444)	$(7,465,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,725	251,599
Stock-based compensation	4,623,657	3,695,521
Amortization of debt discount and beneficial conversion feature	1,328,908	486,762
Loss on debt conversion	-	75,781
Loss/(gain) on sale of assets	(357,968)	5,572
Changes in operating assets and liabilities:
Accounts receivable	(552,501)	-
Prepaid expenses and other assets	(300,878)	70,764
Inventory	(518,371)	-
Accounts payable	(64,467)	12,186
Accrued expenses	481,830	26,433
Net cash used in operating activities	(8,022,509)	(2,841,294)
INVESTING ACTIVITIES:
Sale of membership interest in GB Sciences Puerto Rico, LLC	(19,417)	-
Purchase of property and equipment	(1,210,481)	(1,929,375)
Change in deposits and other assets	(246,793)	(74,227)
Net cash used in investing activities	(1,476,691)	(2,003,602)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	-	5,140,179
Proceeds from non-controlling interest	120,000	269,296
Proceeds from convertible notes payable	8,235,500	654,805
Payments under long-term obligations	(66,465)	(261,854)
Other financing activities	4,619	(1,029)
Net cash provided by financing activities	8,293,654	5,801,397
Net change in cash and cash equivalent	(1,205,546)	956,501
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	2,692,953	34,824
CASH AND CASH EQUIVALENT AT END OF PERIOD	$1,487,407	$991,325
Non-cash transactions:
Stock issued to settle payables	$-	$590,777
Stock issued upon partial conversion of long-term note payable	$656,886	$2,576,750
Stock issued to settle legal obligations	$-	$460,840
Capital lease obligation	$2,525,000	$3,900,000
Stock and warrants issued upon amendment of long-term note	$-	$875,663

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company expects that adoption of this guidance will result in the recognition of right-of-use assets and related obligations.

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

The Company’s only current revenue source is from sales of cannabis, a distinct physical good. Under current accounting guidance, the Company recognizes revenue upon delivery of distinct physical goods to the customer. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition (ie. revenue is recognized upon delivery of physical goods), the Company does not anticipate recording any material adjustment to report the cumulative effect of initial application of the guidance.

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017, and the Company will adopt it effective January 1, 2018. Significant classification modifications are not expected as a result of adoption

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $48.5 million at December 31, 2017. In addition, the Company has consumed cash in its operating activities of approximately $8.0 million for the nine months ended December 31, 2017 compared to $2.8 million for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended December 31, 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $4,116,000. The Notes are payable within three years of issuance and are convertible into 16,464,000 shares of the Company’s common stock. The Company also issued 16,464,000 common stock warrants to the Note holders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.65 per share for a period of three years.  The beneficial conversion feature resulting from the discounted conversion price compared to the market price was calculated based on the date of issuance to be $1,600,808 after adjusting the effective conversion price for the relative fair value of the note proceeds compared to the fair value of the attached warrants and note. In addition to this discount related to the beneficial conversion feature, an additional discount of $2,417,856 was recorded based on the fair value of the warrants attached to the note. This value was derived using the Black-Scholes valuation model.

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

On October 4, October 20, November 1, and November 10, 2016, the Company received notices from Pacific Leaf that it had elected to convert total of $1,776,750 of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.  Accordingly, the Company has issued 7,107,000 shares of its common stock ($1,776,750 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced by $1,776,750.

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

Note 6 – Capital Transactions

During the nine months ended December 31, 2017, the Company issued an aggregate of 6,847,286 shares of common stock, as follows:

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

The Company issued 1,617,857 shares in exchange for consulting services and recorded a related expense of $0.5 million. The Company also issued 388,167 shares of common stock to employees and recorded an expense of $0.1 million.

The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

During the three months ended December 31, 2017, the Company received notice from convertible note holders of the conversion of a total of $453,500 face value and $18,581 in interest accrued on the related convertible notes. Accordingly, the Company has issued 1,889,048 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $349,956 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $103,544.

Options and Warrants

During the nine months ended December 31, 2017, the Company issued 1,275,000 stock options under the 2014 Equity Incentive Plan to various consultants. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.22 to $0.27 per share. The Company has recognized total of $0.1 million in share-based compensation expense related to options vested to date.

During the nine months ended December 31, 2017, the Company issued 5,300,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.24 to $0.34 per share. The Company has recognized total of $0.4 million in share-based compensation expense related to options vested to date.

During the nine months ended December 31, 2017, the Company issued warrants to purchase 32,942,000 shares of its common stock at the price of $0.60 to $0.65 per share for the period of three years to various holders of its convertible notes. Convertible notes issued during the nine months ended December 31, 2017, have a combined face value of $8,235,500. During the nine months ended December 31, 2017, the Company recorded a discount of $4,430,427 based on the fair value of the warrants attached to the notes. This value was derived using the Black-Scholes valuation model.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of December 2017, GB Sciences made payments totaling $500,000 toward its obligations under the agreement.

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

Note 8 – Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 84,116,413 and 39,882,413 of potentially dilutive common shares at December 31, 2017 and March 31, 2017, respectively.  However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 9 – Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the year ended March 31, 2017, the Company made a payment of $50,000 to the Quantum Shop in relation to the services provided. During the nine months ended December 31, 2017, additional payments of $435,070 were made to Quantum Shop in relation to the services provided.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and is renewable for a successive one-year period.  During the nine months ended December 31, 2017, the Company made payments totaling $75,562 to Electrum Partners, LLC and issued 443,667 shares of its restricted stock.

During the nine months ended December 31, 2017, the Company entered into a consulting contract with Monica Poss, a relative of one of the Company’s executives. Per the terms of the agreement, Ms. Poss is to provide GB Sciences with advisory services. The Company made payments of $32,626 and issued 46,706 shares of our common stock at an expense of $11,473 relating to services provided during the nine months ended December 31, 2017.

During the nine months ended December 31, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

Contemporaneously with the EPA, the Company entered into a Non-Revolving Credit Line Agreement and Non-Revolving Credit Line Promissory Note (together, the “THC Note” or “Note”) to advance up to $300,000 to THCLLC for the purpose of expanding THCLLC’s operations. The Note bears interest at a rate of 1.29% per annum. Beginning 90 days after the sale of its first product, THCLLC is to make repayment of its advances under the Note in an amount equal to 25% of its gross sales revenue. Such repayment is due within 10 days of the sale of any product.

Under the EPA, the Company is to provide accounting and bookkeeping services to THCLLC. In connection with the EPA and THC note, the Company entered into a Reimbursement Agreement for facility expenses and accounting services. Under the Reimbursement Agreement, the Company will be reimbursed $4,500 per month for facility expenses and $2,000 per month for accounting and bookkeeping services. In light of the fact that The Company will be providing the accounting and bookkeeping services to THCLLC, the Company may deduct royalties, facility expenses, and accounting expenses directly from the accounts of THCLLC.

As of December 31, 2017, the Company has advanced $105,350 to THCLLC under the THC Note. This amount is reported under the other assets caption on the Company’s December 31, 2017 balance sheet.

Note 10 – Subsequent Events

Subsequent to December 31, 2017, the Company issued 24,677,472 shares of its common stock as the result of the following transactions:

Private Placement Agreement

In January 2018, the Company entered into a new Placement Agent’s Agreement with a third-party brokerage firm to offer for sale a maximum of up to $7,250,000 in units at the price of $0.40 per unit. Each unit consists of a single share of the Company’s common stock plus warrants to purchase one share of the Company’s common stock at $0.90 per share per two units purchased for a term of three years. The company raised $7,200,000 under the Agreement in January 2018. In connection with the funds raised, the Company issued 18,000,000 shares of its common stock and warrants to purchase 9,000,000 shares of common stock.

Warrant Exercises

In January 2018, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to purchase 1,500,000 shares of Company’s common stock at $0.36 per share in a cashless exercise of warrants issued pursuant to our Second Omnibus Agreement. As a result, the Company issued 833,333 shares of common stock in a cashless transaction.

We issued 893,290 shares of common stock in a cashless exercise of 1,036,374 compensation warrants at an exercise price of between $0.01 and $0.60. The warrants were previously issued to a third-party brokerage firm in connection with our Placement Agent’s Agreements.

In January, 2018, the Company received notice from Craig Ellins, our former CEO, of the cashless exercise of warrants to purchase 5,000,000 shares at $0.30 per share. We issued 3,314,607 shares of our common stock to Mr. Ellins as the result of his exercise.

Employee Incentives

The Company issued 54,589 shares of its common stock to current and former employees in connection with the cashless exercise of employee stock options. The options exercised were for 83,334 shares at a purchase price between $0.32 and $0.34.

Convertible Notes

The Company issued 1,560,000 shares of its common stock during January 2018 after receiving conversion notices from three convertible noteholders. $375,000 in face value of convertible debt plus accrued interest was converted to common stock at the conversion price of $0.25 per share.

Consultants

We issued 21,653 shares of common stock to Electrum Partners pursuant to our related-party consulting agreement.

Note 11 – Deconsolidation of GB Sciences Puerto Rico, LLC

During the quarter, the Company agreed to transfer approximately 17% of its membership interest in GB Sciences Puerto Rico, LLC (GBSPR) to Cesar Cordero-Kruger, who at the time of the agreement owned approximately 34% of GBSPR. The Company did not receive any consideration in the transaction but was relieved of any obligation to fund the losses of GBSPR going forward.

As the result of the transaction, the Company deconsolidated the assets, liabilities and noncontrolling interests of GBSPR since its ownership interest was reduced to a non-controlling level.

Total net liabilities deconsolidated were $228,572, which consisted of the following:

October 1, 2017
Cash and cash equivalents	$ 19,417
Long term deposits	112,134
Property and equipment	45,752
Less:
Accrued liabilities	405,000
Other liabilities	875
Net liabilities deconsolidated	$ (228,572)

GBSPR has a history of recorded losses and no revenue or sales contracts to date. Its liabilities exceed its assets and management does not have any reason to believe that GBSPR will ever generate positive cash flows to the Company. The Company is not obligated to fund GBSPR’s future losses. Based on these facts, the Company determined that the fair value of its remaining interest in GBSPR is zero and recorded a gain on the deconsolidation of GBSPR, calculated as follows:

October 1, 2017
Consideration received	$ -
Fair value of retained noncontrolling interest	-
Carrying value of noncontrolling interest	129,396
Net liabilities deconsolidated	228,572
Gain on sale of membership interest in GB Sciences Puerto Rico, LLC	$ 357,968

The gain on deconsolidation of GBSPRLLC is classified under the other income/(expense) caption in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2017.

The investment in GBSPR will be accounted for under the equity method as the Company maintains significant influence but lacks control over GBSPR. Because the Company is not obligated to and does not intend to fund future losses, the Company’s share of GBSPR’s net losses will be suspended until GBSPR achieves cumulative net profitability.

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

Plan of Operation

The Company is cultivating cannabis using innovative, but conventional methods in its wholly owned subsidiary, GB Sciences Nevada, LLC (“GBSN”). On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues of approximately $10 million per year.  Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority. In May 2017, the cultivation facility harvested its first cannabis. As a result of the harvest and subsequent harvests, the Company recorded sales revenue of approximately $1.6 million for the nine months ended December 31, 2017.

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  On October 23, 2017, we entered into a Master Membership Purchase Agreement to acquire the remaining 40% interest in the License. A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines, and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines.

On March 31, 2017, we entered into an agreement with Arizona-based company, Kush Cups, to produce cannabis-infused products in the state of Nevada. Cannabis for production will be grown in our Cultivation Labs facility in Las Vegas, NV. We will distribute cannabis-infused Keurig-compatible K-Cups, hot and cold brew coffees as well as infused teas.

We expect our products to compete well in the marketplace because of the considerable efforts we have made in the plant genetics and tissue culturing of our proprietary strains of cannabis.  We are also the exclusive Nevada grower of Kyle Kushman's proprietary marijuana strains, which have been highly rated top sellers in California.

The current emphasis on near-term cash flow allows us to plan for exploiting the potential of our science assets.  We recently formed Growblox Life Sciences, LLC and have retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to development strategies for the protection of the Company's intellectual property. On October 11, 2016, we filed the first of several planned patent applications for life science inventions by our wholly-owned subsidiary, Growblox Life Sciences, LLC.  The current provisional patent application covers complex-cannabinoid-containing mixtures capable of enhancing dopamine secretion and protecting neurons from the mitochondria-induced free radical damage that occurs during disease progression in the brains of patients with Parkinson's disease, Alzheimer's disease, Lewy Body Dementia, and Huntington's disease, among others. At this time, the Company plans to seek partners in the pharmaceutical industry or alternatively venture funding to advance these cannabis-based formulations to clinical testing and commercialization.

On December 13, 2016, Growblox Life Sciences, LLC licensed intellectual property from Makai Biotechnology, LLC. The patent underlying the license was issued by the USPTO in July of 2015, and claims therapeutic methods for the treatment of cardiac hypertrophy and associated pathologies through regulation of the cannabinoid receptor, TRPV1. TRPV1 can be regulated therapeutically by plant-based cannabinoids, which creates a plethora of potentially new therapeutic agents for the treatment of cardiac hypertrophy and heart failure. Licensing this TRPV1 patent underscores the Company’s drug discovery commitment to targeting the non-classical cannabinoid receptors, beyond the usual CB1 and CB2 receptors

On February 1, 2017, we filed our second patent application for the Treatment of Chronic Arthritis, Crohn's Disease, Inflammatory Bowel Disease, and Asthma; Proprietary Cannabinoid-Containing Complex Mixtures for the Treatment of Inflammatory Disorders. The current provisional patent application covers cannabinoid-containing complex mixtures ("CCCM") capable of preventing and treating a spectrum of inflammatory disorders. The application focuses on the use of CCCM to disrupt the signaling pathways in certain immune cells that lead to the initiation and maintenance of inflammatory responses. Both common and uncommon inflammatory disorders, ranging from chronic arthritis to acute responses to insect stings, are likely to be effectively targeted by this therapeutic approach.

On May 23, 2017, we filed our third patent application for the treatment of chronic pain and heart therapies based on myrcene-containing complex mixtures ("MCCM").  The current provisional patent application covers myrcene-containing complex mixtures capable of targeting the non-traditional cannabinoid receptor, TRPV1. Our latest patent application complements the issued TRPV1 patent that GB Sciences licensed from Makai Biotechnology in December of 2016.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2017	2016	2017	2016

Revenue	$ 1,275,000	$ -	$ 1,635,136	$ -
Cost of goods sold	(388,259)	-	(557,649)	-
Gross profit	886,741	-	1,077,487	-
General and administrative expenses	7,106,605	3,215,104	12,776,975	6,637,764
Other Income/(Expense)	(742,315)	(365,934)	(1,563,956)	(828,148)
Net loss attributable to non-controlling interest	-	(56,658)	(68,025)	(133,520)
Net Loss	$ (6,962,179)	$ (3,524,380)	$ (13,195,419)	$ (7,332,392)

Comparison of the Three Months Ended December 31, 2017 and 2016

Gross profit

The Company recorded gross profit of approximately $0.9 million for the three months ended December 31, 2017 as compared to no gross profit for the same period in prior year. The increase in gross profit is due to the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and subsequent harvests.

General and administrative expenses

General and administrative expenses increased $3.9 million to $7.1 million for the three months ended December 31, 2017 compared to $3.2 million for the three months ended December 31, 2016. The increase is attributable in part to a $0.9 million increase in consulting and advisory expense related primarily to issuance of compensation warrants pursuant to the terms of a private placement agreement and other consulting fees related to investor relations expenses. Payroll and related expenses increased by $1.0 million due to growth in the number of employees. Share-based compensation to consultants increased by $0.5 million and expenses for options granted to employees and consultants increased $0.1 million. Cultivation taxes increased by $0.3 million compared to no taxes in the prior year.

Other expense

Total other expense increased by $0.4 million compared to the same period in prior year. The increase is primarily due to interest expense related to the beneficial conversion features discount recorded on the convertible debt.

Comparison of the Nine Months Ended December 31, 2017 and 2016

Gross Profit

The Company recorded gross profit of approximately $1.1 million for the nine months ended December 31, 2017 as compared to no gross profit for the same period in prior year. The increase in gross profit is due the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and subsequent harvests.

General and administrative expenses

General and administrative expenses increased $6.1 million to $12.8 million for the nine months ended December 31, 2017 compared to $6.6 million for the nine months ended December 31, 2016. The increase is attributable in part to the issuance of $2.1 million in compensation warrants pursuant to the terms of a private placement agreement and an exercise of compensation warrants that resulted in a $0.6 million expense, compared to no expense in the prior year. Expenses for stock issued to consultants increased by $0.2 million to $0.6 million compared to $0.4 million in the prior year. Commissions paid pursuant to our private placement agreements increased by $1.0 million to $1.1 million, compared to $0.1 million in the prior year. Payroll and related expenses increased by $1.4 million due to growth in the number of employees. Licenses, taxes, and permits expenses increased by $0.5 million to $0.6 million, compared to $0.1 million in the prior year. The increase in these expenses is largely due to an increase of approximately $0.3 million in state and local taxes on cultivation and $0.1 million of expense resulting from the amortization of prepaid license fees related to the LSU Agreement.

Other expense

Total other expense increased by $0.7 million compared to the same period in prior year. The increase is primarily due to amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

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

At December 31, 2017, cash was $1.5 million, other current assets excluding cash were $1.6 million, and our working capital was $1.3 million. At the same time, current liabilities were approximately $1.7 million and consisted principally of $0.4 million in accrued liabilities and $1.1 million in notes payable, net of $7 million in discounts. At March 31, 2017, the Company had a cash balance of $2.7 million, other current assets excluding cash were $0.3 million and our working capital was $2.3 million. Current liabilities were approximately $0.7 million, which consisted principally of $0.5 million in accrued liabilities and $0.2 million in accounts payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $8.0 million for the nine months ended December 31, 2017, as compared to net cash used of $2.8 million for the nine months ended December 31, 2016. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2017 and 2016, the Company used $1.5 million and $2.0 million, respectively, of cash in investing activities. The cash used in investing activities during the nine months ended December 31, 2017 and 2016 was primarily for the purchase of property and equipment.

Financing Activities

During the nine months ended December 31, 2017 and 2016, cash flows from financing activities totaled $8.3 million and $5.8 million, respectively. Cash flows from financing activities for the nine months ended December 31, 2017 related primarily to $8.2 million in proceeds from the issuance of convertible notes and $0.1 million in proceeds from non-controlling interests. Cash flows from financing activities for the nine months ended December 31, 2016 related primarily to $5.1 million in proceeds from the issuance of common stock and warrants, $0.7 million in proceeds from the issuance of convertible notes, and $0.3 million in proceeds from non-controlling interests.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $48.5 million as of December 31, 2017, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2017 the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2017, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2017, the Company issued an aggregate of 6,847,286 shares of common stock, as follows:

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

The Company issued 1,617,857 shares in exchange for consulting services and recorded a related expense of $0.5 million. The Company also issued 388,167 shares of common stock to employees and recorded an expense of $0.1 million.

The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

The Company issued 1,889,048 shares of its common stock in connection with the conversion of $453,500 in convertible notes.

Options and Warrants

During the nine months ended December 31, 2017, the Company issued 1,275,000 stock options under the 2014 Equity Incentive Plan to various consultants. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.22 to $0.28 per share. The Company has recognized total of $0.1 million in share-based compensation expense related to options vested to date.

During the nine months ended December 31, 2017, the Company issued 5,300,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.24 to $0.35 per share. The Company has recognized total of $0.4 million in share-based compensation expense related to options vested to date.

During the nine months ended December 31, 2017, the Company issued warrants to purchase 4,138,000 shares of its common stock at the price of $0.60 per share and warrants to purchase 28,804,000 shares of its common stock at the price of $0.65 per share for the period of three years to various holders of its convertible notes. Convertible notes issued during the period have a combined face value of $8,235,500. During the nine months ended December 31, 2017, Company recorded a discount of $4,430,427 based on the fair value of the warrants attached to the notes. This value was derived using the Black-Scholes valuation model.

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

GB SCIENCES, INC.

February 14, 2018	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

February 14, 2018	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)