Form 10-K
period 2018-03-31
GB SCIENCES INC
filed 2018-06-29
CIK 1165320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.

(Exact name of registrant as specified in its charter)

____________________

Nevada	59-3733133
(State or other Jurisdiction of	(IRS Employer I.D. No.)
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 30, 2017, was approximately $47.9 million.

The shares outstanding on June 25, 2018 were 181,347,822.

Documents Incorporated by Reference

None

GB SCIENCES, INC.

FORM 10-K

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of GB Sciences, Inc., a Nevada corporation and its subsidiaries (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, believes”, “estimates”, “predicts” or “continue”, which list is not meant to be all-inclusive and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (i)product demand, market and customer acceptance of any or all of the Company’s products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv) competition pricing and development difficulties, (v) ability to increase cultivation production, (vi) the timing and extent of changes in prices for medical cannabis, (vii) agricultural risks of growing and harvesting medical cannabis, (viii) the availability of equipment, such as extraction equipment, (ix) the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity, (x) and general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, all references to “GB” and “GB Sciences” refers solely to GB Sciences, Inc., a Nevada corporation, and all references to “the Company,” “we”, “us” or “our” in this Annual Report refers to GB Sciences and its consolidated subsidiaries.

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

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000.

Our Business Strategy

GB Sciences intends to operate as an intellectual property company that will conduct its business through its subsidiaries. GB Sciences intends to own all patents and related technologies developed by it and its subsidiaries. In addition, the Company owns and will seek to own majority interests in each of its existing and future operating subsidiaries.

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near-term profitability, we cultivate and dispense cannabis for medical and recreational purposes in Nevada. Additionally, we intend to cultivate and dispense cannabis in other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through its wholly owned subsidiary Growblox Life Sciences (GBLS”), the Company has conducted ground-breaking research embracing the complexity of the whole plant led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer, and Dr. Helen Turner, Vice President of Innovation and Dean of the Science and Technology Department at Chaminade University.  Small-Howard and Turner posited that complex mixtures of cannabinoids and terpenes that are derived from native mixtures in the cannabis plant, but with precise optimizations, would provide more targeted and effective treatments for specific disease conditions than either single cannabinoids or whole plant formulations.  They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, neuropathic pain and chronic pain.

GB Sciences’ drug discovery process combines high throughput screening of tens of thousands of combinations of compounds derived from specific chemovars of the cannabis plant in well-established cellular models of diseases and a proprietary network pharmacology algorithm for the prediction of complex therapeutic mixtures that the Company spent two-and-a-half-years training and testing against cell assay data. This combined approach to drug discovery increases research efficiency and accuracy. Screening of cannabis-based mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring cannabis chemovars and the use of live models for these diseases that have been well established by other researchers. First, the Company finds chemovars that show some therapeutic activity, and then refines these natural mixtures to optimize their effectiveness in cellular assays by removing compounds that do not act synergistically with the others in the mixtures.  The Company also use its internally-validated GBSci Network Pharmacology Platform to prioritize and eliminate some potential combinations.

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients, and GB Sciences has a series of patents containing cannabis-derived complex mixtures that act as therapeutic agents for specific disease categories, as described below. The Company’s patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures.

Intellectual Property Portfolio

GBLS retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property. The following patents have been filed to date:

Three patent applications (USPTO & PCT)

10/2017_Cannabis-based Formulas to treat Neurodegenerative Disorders (PD, AD, dementia)

02/2018_Cannabis-based Formulas to treat Anti-Inflammatory Disorders (asthma, IBD, etc.)

05/2018_Myrcene-based Formulas to treat Heart Disorders & Pain

Four provisional patent applications (USPTO)

10/2016_Cannabis-based Formulas to treat Neurodegenerative Disorders (PD, AD, dementia)

02/2017_Cannabis-based Formulas to treat Anti-Inflammatory Disorders (asthma, IBD, etc.)

05/2017_Myrcene-based Formulas to treat Heart Disorders & Pain

05/2018_Cannabis-based Formula to Modulate Pain

Two licensed patents complete the GBLS portfolio:

Two licensed patents (USPTO & PCT)

03/2017_Licensed Cannabinoid Receptor-based Heart Disease Patent (approved)

10/2017_Exclusive Worldwide License on Time-Released Cannabinoid Nanoparticles (approved in Spain, applied in the US, Canada, and Europe)

GBLS is collecting research data and intends to file future patents on:

Future Patents in Discovery Phase

Triple-negative breast cancer therapies

Wound healing

HIV/AIDS adjunctive therapy without THC

HAND: HIV Associated Neurocognitive Disorder

Partnering Strategy

The Company runs a lean drug development program and minimizes expenses, including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment), through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Through these research and development agreements, the Company has created a virtual pipeline for the further development of novel medicines extracted from the cannabis plant. The partners bring both expertise and infrastructure at a reasonable cost to the life sciences program. GB Sciences has also negotiated with these partners to keep 100% of the ownership of the IP within GBLS for original patent filings.

The Company currently has active and on-going research agreements with the following institutions covering the indicated areas of research:

•Chaminade University: Broad-based research program to support the drug discovery platform that has yielded all of GBLS’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic pain and chronic pain.

•Michigan State University: Evaluation of the Company’s Neuroprotective and Anti-inflammatory Panel of Compounds for Immunomodulatory Activity Employing Human Primary Leukocytes.

•The University of Seville: Development of polymeric nanoparticles of cannabis-based terpene-mixtures for oral administration in pain treatments.

•The University of Cadiz: Testing the safety and efficacy of the above mentioned polymeric nanoparticles in a rodent model.

•University of Hawaii: Validating the efficacy of a complex cannabis-based mixture for the treatment of cardiac hypertrophy and cardiac disease in a rodent model.

The Company also has consulting agreements with the following subject matter experts:

•Dr. Zoltan Mari, Section Head, Nevada Movement Disorders Program & Lee Pascal Parkinson's Disease Scholar at Cleveland Clinic.

•Dr. Ziva Cooper, Columbia University, Associate Professor of Clinical Neurobiology, will design GBLS’s human neuropathic and chronic pain trials and provide strategic guidance on clinical development of these products.  For nearly a decade, Dr. Cooper has been building on her training in preclinical models of drug dependence and developing an expertise in human laboratory studies on cannabis, cannabinoids, opioids, and cocaine while maintaining research projects in animal models of substance use. Her current research investigates the direct neurobiological effects of emerging drugs of abuse, including synthetic cannabinoids in laboratory animals and the direct physiological and behavioral effects of cannabinoids as they pertain to both their abuse potential and potential therapeutic effects in double-blind, placebo controlled human laboratory studies. Dr. Cooper’s research is funded by the National Institute on Drug Abuse.

Path to Market: Drug Development Stages and Proposed Clinical Trials

The Company has cannabis-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also licensed therapeutic products that the Company intends to develop through partners, labeled Partner Programs.

The completion of pre-clinical studies, clinical trials, and obtaining FDA-approvals for pharmaceutical products is traditionally a long and expensive process. However, GB Sciences believe that its drug development program, novel regulatory strategy, experienced development partners, and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. GB Sciences' original patent applications cover new chemical entities (“NCE”) based on complex combinations of plant-derived compounds. Its Exploratory IND/Phase 0 Program gets the Company to First-in-Man sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study, which compares the efficacies of multiple related cannabis-based formulations, the Company plans to advance the lead drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. GB Sciences has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and other scientific researchers to increase developmental efficiencies. If and when one or more of the Company’s drugs, therapies or treatments are approved by the FDA, the Company will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

The Company plans to use a combination of FDA-registered human clinical trials, as described in detail above, and pilot human studies in the development of its therapeutic product portfolio. Early in product development, human pilot studies that are fully-compliant with state medical cannabis programs will be used to gather early data on safety and efficacy that can later be referenced in the next phase of product development. The Company may be able to produce and sell the early products that prove efficacious, through licensing agreements with cannabis companies in other US states and countries that have legalized cannabis programs.  GB Sciences believes that these pilot studies will provide significant value by reducing the cost of commercialization, more rapidly putting effective drugs in the hands of patients and accelerating by years the monetization of research. The Company’s goal is to be the perfect partner to those companies with greater resources and experience in the marketing and distribution of medications worldwide.

There can be no assurance that we will ever be able to enter into any joint ventures or other arrangements with third parties to finance our drug development program or that if we are able to do so, that any of our projected therapies will ever be approved by the FDA. Even if we obtain FDA approval for a therapy, there can be no assurance that it could be successfully marketed or would not be superseded by another cannabis-based therapy produced by one or more of our competitors. It also may be anticipated that even if we enter into a joint venture development with a financially stable pharmaceutical or institutional partner, we will still be required to raise significant additional capital in the future to achieve the strategic goals of our Science Division. There can be no assurance that we will be able to obtain such additional capital on reasonable terms, if at all. If our Science Division fails to achieve its goal of producing one or more cannabis-based pharmaceuticals or therapies, it would have a material adverse effect on our future financial condition and business prospects.

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

Under the terms of a commercialization agreement between the Company and GBSPR, the Company has granted to GBSPR the exclusive world-wide rights to all of our technology and intellectual property to:

(a)manufacture, produce, lease and license our indoor series of controlled-climate indoor agricultural technology growing and cultivation chambers engineered and designed to produce medical grade cannabis and other plant extracts (the “Growblox Chambers”) and provide remote diagnostic monitoring and servicing of the Growing Chambers to third party growers and processors of hemp, cannabis and other plant extracts;

(b)sell to the Company, for resale and distribution throughout the world, in all territories and jurisdictions (including states in the United States) where the sale and use of such products are permitted, any and all pharmaceutical raw materials and products as well as neutraceuticals and cosmeceutical skin care products derived from medical-grade cannabis and hemp raw materials that were cultivated and grown in Growblox Chambers;

(c)use the trademarks and packaging developed by the Company to be used to identify all cannabis products grown in Growblox Chambers;

(d)provide technical support for the licensing, permitting and other requisite applications for the cannabis business in Puerto Rico and related markets;

(e)access all research supporting the Growblox Chambers and educational materials previously developed or collected in the future by the Company to the extent associated or used with GBSPR Business; and

(f)access all of the dispensary related technology, proprietary information and contacts including, without limitation, technology, proprietary information, and contacts.

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

During the three-month period ended December 31, 2017, the Company agreed to transfer approximately 17% of its membership interest in GB Sciences Puerto Rico, LLC (GBSPR) to Cesar Cordero-Kruger, who at the time of the agreement owned approximately 34% of GBSPR. The Company did not receive any consideration in the transaction but was relieved of any obligation to fund the losses of GBSPR going forward.

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

The gain on deconsolidation of GBSPRLLC is classified under the other income/(expense) caption in the Company’s Condensed Consolidated Statement of Operations for the twelve months ended March 31, 2018.

The investment in GBSPR will be accounted for under the equity method as the Company maintains significant influence but lacks control over GBSPR. Because the Company is not obligated to and does not intend to fund future losses, the Company’s share of GBSPR’s net losses will be suspended until GBSPR achieves cumulative net profitability.

Description of Operations

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

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

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

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

On January 31, 2018 the Company entered into a Contract Farming Agreement with Colorado Hemp Project Limited (“CHP”) for the development and cultivation of boutique help genetics and new strains of hemp which will provide the key ingredient in proprietary CBD formulations. Per the terms of the agreement, the Company leased 8 acres of land on which CHP planted 2000 seeds per acre. CHP is responsible for providing genetics, land, water, planting, cultivation, any soil amendments needed, harvest, drying and stripping into whole plant composite for extraction, if desired. In return, GB Sciences is obligated to pay for all production expenses and delivery or shipping for the total of $16,750 per acre of land farmed.  On March 15, 2018, the Company leased additional 5 acres of land from CHP under the same terms as those included in the original agreement.

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

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•Distribution of cannabis to children;

•Revenue from the sale of cannabis going to criminals;

•Diversion of medical cannabis from states where it is legal to states where it is not;

•Using state authorized cannabis activity as a pretext of another illegal drug activity;

•Preventing violence in the cultivation and distribution of cannabis;

•Preventing drugged driving;

•Growing cannabis on federal property; and

•Preventing possession or use of cannabis on federal property.

On January 4, 2018, Attorney General Jeff Sessions revoked the Ogden Memo and the Cole Memos.

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

In contrast to federal policy, there are currently 29 states and the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation.

Employees

As of March 31, 2018, we employed sixty employees consisting of management and support staff.

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

Our independent auditors’ report for the fiscal years ended March 31, 2018 and 2017 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended March 31, 2018 and 2017 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses, has not generated revenue and has had negative operating cash flows since inception of the exploration activities. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2018 and 2017, we incurred net losses of approximately $23 million and $9.9 million respectively, and we had an accumulated deficit of $58.2 million and $35.3 million respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We will need additional capital to sustain our operations and will need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business plan could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to implement our strategies, develop our intellectual property base, and establish our targeted levels of commercial production. There is no assurance that it will be able to raise the amount of capital needed for future growth plans.

Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter, especially if we are to develop our Science division and start to conduct, individually or with joint venture partners, pre-clinical and clinical trials for potential pharmaceutical, or nutraceutical products derived from cannabis. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment requirements for research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

The current policy and regulations of the Federal government and its agencies, including the U.S. Drug Enforcement Agency and the FDA, are that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of Federal law. Although 29 states and District of Columbia have passed legislation permitting the cultivation and dispensing of medical cannabis, these laws are, in many jurisdictions, subject to strict regulation and limitations and are still being developed. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the ability of the Company to develop its business plan even though it is allowed by state regulation in the various states in which the Company intends to operate. Although research and development in the growing and processing of cannabis products for medicinal purposes and in seeking to obtain state permits for the cultivation and sale of cannabis products are not in violation of Federal law, our business plan to conduct our Solutions and Products divisions, even if conducted within the parameters of any state licenses or permits we are able to obtain, will violate federal laws, as currently in effect. Accordingly, although the Company was successful in obtaining a cultivation and production license in Nevada or other states and operates pursuant to such licenses, if federal law does not change, we believe the Company will at that time be in violation of federal law. If existing federal laws are enforced by the United States Department of Justice or the FDA, it is likely that our proposed business will be significantly and materially adversely affected.

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

Currently, twenty-nine states and the District of Columbia allow the use of medicinal cannabis.   While we believe that the number of states that allow the use of medicinal cannabis will grow, there can be no assurance that it will, and if it does not, there can be no assurance that the twenty-nine existing states and/or the District of Columbia won’t reverse their position and disallow it.  If either of these things happens, then not only will the growth of our business be materially impacted, we may experience declining revenue as the market for our products and services declines.

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

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•The need for continued development of our financial and information management systems;

•The need to manage strategic relationships and agreements with manufacturers, customers and partners; and

•Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

Additionally, our strategy could produce a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

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

As of March 31, 2018, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2018, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our common stock is categorized as “penny stock”. The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of common stock in the future, which could cause significant dilution to all stockholders.

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares with a par value of $0.001 per share. As of June 25, 2018, we had 181.3 million shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTY

Our executive offices, Science and Cultivation divisions are located at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a ten-year with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement was $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments increased by 3% per annum through the expiration of the lease.

ITEM 3.      LEGAL PROCEEDINGS

We are currently not involved in any material legal proceedings.

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

Fiscal Year 2018	High ($)	Low ($)
Fourth Quarter	1.56	0.46
Third Quarter	0.90	0.21
Second Quarter	0.30	0.21
First Quarter	0.37	0.21

Fiscal Year 2017
Fourth Quarter	0.56	0.3
Third Quarter	0.65	0.28
Second Quarter	0.4	0.24
First Quarter	0.45	0.15

As of June 24, 2018, there were 171 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

Sale of Common Stock and Warrants

Debt Conversions

During the year ended March 31, 2018, the Company issued an aggregate 15,231,828 shares of common stock as a result of debt conversions as follows:

•The Company issued an aggregate 739,220 shares of its common stock at the conversion price of $0.25 per share to Pacific Leaf as a result of a conversion of $184,805 of debt outstanding pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.

•The Company issued 14,492,608 shares of its common stock as a result of conversions of the following Short-Term Promissory Notes:

oDuring the three months ended December 31, 2017, the Company received notice from convertible note holders of the conversion of a total of $453,500 face value and $18,581 in interest accrued on the related convertible notes. Accordingly, the Company has issued 1,889,048 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $349,956 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $103,544.

oDuring the three months ended March 31, 2018, the Company received notice from convertible note holders of the conversion of a total of $3,020,500 face value and $128,848 in interest accrued on the related convertible notes. Accordingly, the Company has issued 12,603,560 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $2,297,716 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $722,784.

Exercise of Warrants for Stock

During the year ended March 31, 2018, the Company issued 4,168,940 shares of its common stock for the exercise of warrants as follows:

•In January 2018, the Company received notice from Craig Ellins, our former CEO, of the cashless exercise of warrants to purchase 5,000,000 shares at $0.30 per share. We issued 3,314,607 shares of our common stock to Mr. Ellins as the result of his exercise.

•In January 2018, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to purchase 1,500,000 shares of Company’s common stock at $0.36 per share in a cashless exercise of warrants issued pursuant to our Second Omnibus Agreement. As a result, the Company issued 833,333 shares of common stock in a cashless transaction.

•The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

Issuance of Stock for Services

The Company issued 1,928,845 shares in exchange for consulting services and recorded a related expense of $0.7 million. The Company also issued 195,140 shares of common stock to employees and recorded an expense of $0.03 million.

Issuance of Stock for Cash

In January 2018, the Company sold an aggregate 18,000,000 shares of common stock through a private placement at a price of $0.40 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.65.

Issuance of Stock to Settle Pacific Leaf Royalty Agreement

On February 23, 2018, the Company and Pacific Leaf entered into an Agreement whereby all rights and obligations between the parties pursuant to all prior agreements would terminate.  Under the terms of the agreement, the Company paid Pacific Leaf $1,269,818.05 upon the signing of the agreement and will pay Pacific Leaf an additional $1,500,000 on or before July 31, 2018.  The Company will also issue Pacific Leaf 1,600,000 shares of restricted common stock on or before July 31, 2018.  Thereafter, no business relationship will exist between the parties.

In the event that the Company is unable to make the $1.5 million payment to Pacific Leaf on or before July 31, 2018, the Royalty Agreement will continue to be in full force and effect, any and all other agreements that would have been terminated under the terms of the February 2018 Agreement will continue to be in full force and effect, and 75% of all payments made under the February 2018 Agreement will be credited toward royalties owed under the Royalty Agreement.

In connection with the February 2018 Agreement, the Company recorded royalty expense of $269,818 for accrued royalties paid, $250,000 in other expense which represents 25% of the $1 million payment made on February 26, 2018, and $750,000 in prepaid expenses which represents the 75% portion of the $1 million payment which will be credited toward future royalties in the event the $1.5 million payment is not made on or before July 31, 2018.

The market value of the 1.6 million shares issued relating to the February 2018 Agreement was $1,040,000, valued as of the date of the agreement. The Company recorded $260,000 in other expense related to the issuance of those shares, which represents 25% of the market value of those shares. We recorded $780,000 in prepaid expenses, representing the 75% portion of the fair market value of those shares which will be credited toward future royalties in the event that the final $1.5 million payment is not made on or before July 31, 2018.

Exercise of Compensation Warrants for Stock

During the year ended March 31, 2018, the Company issued 3,085,284 shares of its common stock to a third-party brokerage firm as a result of the cashless exercise of 3,317,375 compensation warrants at the weighted average exercise price of $0.06 per share and recorded a related expense of $0.6 million.

Options and Warrants

During the year ended March 31, 2018, the Company issued warrants to purchase 32,942,000 shares of its common stock at the price of $0.60 to $0.65 per share for the period of three years to various holders of its convertible notes. Convertible notes issued during the year ended March 31, 2018, have a combined face value of $8,235,500. During the year ended March 31, 2018, the Company recorded a discount of $4,430,427 based on the fair value of the warrants attached to the notes. This value was derived using the Black-Scholes valuation model.

In connection with its private placement of common stock in January 2018, the Company issued warrants to purchase 9,000,000 shares of its common stock at a strike price of $0.65 and issued 18,000,000 shares of its common stock for a total of $7,200,000 in cash proceeds. The Company recorded an increase of $7,198,200 to additional paid-in capital related to the private placement.

In connection with the private placements above, the Company issued a total of 5,480,000 compensation warrants to a third-party brokerage firm at a price of $0.25 to $1.00 per share and recorded a related expense of $4.1 million.

The abovementioned equity securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

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

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000.

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

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

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

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

On January 31, 2018 the Company entered into a Contract Farming Agreement with Colorado Hemp Project Limited (“CHP”) for the development and cultivation of boutique help genetics and new strains of hemp which will provide the key ingredient in proprietary CBD formulations. Per the terms of the agreement, the Company leased 8 acres of land on which CHP planted 2000 seeds per acre. CHP is responsible for providing genetics, land, water, planting, cultivation, any soil amendments needed, harvest, drying and stripping into whole plant composite for extraction, if desired. In return, GB Sciences is obligated to pay for all production expenses and delivery or shipping for the total of $16,750 per acre of land farmed.  On March 15, 2018, the Company leased additional 5 acres of land from CHP under the same terms as those included in the original agreement.

Results of Operations

The following table sets forth selected data of our Statement of Operations:

	For the Twelve Months Ended March 31,
	2018	2017

Revenue	$2,510,364	$-
Cost of goods sold	(782,727)	-
Gross Profit	1,727,637	-
General and administrative expenses	19,552,288	8,933,111
Other Expense	(5,334,574)	(1,149,992)
Net loss attributable to non-controlling interest	(185,035)	(173,273)
Net Loss	$(22,974,190)	$(9,909,830)

Gross profit. The Company recorded gross profit of approximately $1.7 million for the twelve months ended March 31, 2018 as compared to no gross profit for the same period in prior year. The increase in gross profit is due to the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and subsequent harvests.

General and Administrative Expenses. General and administrative expense increased $10.6 million to $19.6 million for the twelve months ended March 31, 2018 as compared to $8.9 million for the same period last year. The increase is attributable, in part, to the issuance of $4.1 million in compensation warrants pursuant to the terms of a private placement agreement compared to $1.4 million in compensation warrants during the same period last year and the exercise of compensation warrants resulting in $0.6 million expense, compared to no expense in the prior year. Total payroll and related expense increased $1.9 million to $4.6 million during the twelve months ended March 31, 2018 compared to $2.6 million during the same period in prior year. The increase in payroll expense and related is due to an increase in full time employees. Licenses, taxes, and permits expenses increased by $0.8 million to $0.9 million, compared to $0.1 million in the prior year. The increase in these expenses is largely due to an increase of approximately $0.3 million in state and local taxes on cultivation and $0.1 million of expense resulting from the amortization of prepaid license fees related to the LSU Agreement. Commissions paid pursuant to our private placement agreements increased by $1.9 million to $2 million, compared to $0.1 million in the prior year. Expenses for stock issued to consultants increased by $0.2 million to $0.6 million compared to $0.4 million in the prior year. Lastly, share-based compensation expense increased $0.2 million to $1.8 million for the twelve months ended March 31, 2018 compared to $1.6 million for the same period last year and expense related to stock issued for services increased by $0.2 million to $0.7 million for the twelve months ended March 31, 2018 compared to $0.5 million last year.

Other Income/(Expense). Other expenses increased by $4.2 million during the period compared to the twelve months ended March 31, 2017. The increase is primarily due to amortization of the debt discount related to the beneficial conversion features discount recorded on the convertible debt.

Liquidity and Capital Resources

Current Liquidity

The Company will need additional capital to implement our strategies. There is no assurance that it will be able to raise the amount of capital needed for future growth plans. Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. The Company represents a speculative investment and investors may lose all of their investment. In order to be able to achieve the strategic goals, the Company needs to further expand its business and financing activities. Based upon the cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. These factors raise substantial doubt about the ability to continue as a going concern.  The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise approximately $10 million of capital. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans.

At March 31, 2018, the Company had cash balance $3.6 million, other current assets excluding cash were $3.7 million and our working capital was $5.3 million. Current liabilities were approximately $1.9 million, which consisted principally of $1.1 million in notes payables, $0.4 million in accounts payable, $0.3 million in accrued liabilities, and $0.2 million in accrued interest. At March 31, 2017, the Company had cash balance $2.7 million, other current assets excluding cash were $0.3 million and our working capital was $2.3 million. Current liabilities were approximately $0.7 million, which consisted principally of $0.4 million in accrued liabilities and $0.2 million in accounts payable.

Sources and Uses of Cash

Operating Activities

Cash flows used in operations were $12.2 million and $4.5 million for the fiscal years ended March 31, 2018 and 2017, respectively. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the twelve months ended March 31, 2018 and 2017, the Company used $5.4 million and $4.2 million, respectively, of cash in investing activities. The cash used in investing activities during the twelve months ended March 31, 2017 was primarily for the purchase of property and equipment and payments under capital leases. The cash used in investing activities during the twelve months ended March 31, 2016 was primarily for the purchase of property and equipment.

Financing Activities

During the twelve months ended March 31, 2018 and 2017, cash flows from financing activities was $18.5 million and $11.3 million, respectively. Cash flows from financing activities for the twelve months ended March 31, 2018 relate primarily to $7.2 million in proceeds from the issuance of common stock and warrants, $8.2 million in proceeds from the issuance of debt securities, and $3.1 million in proceeds from non-controlling interests. Cash flows from financing activities for the twelve months ended March 31, 2017 relate primarily to $9.7 million in proceeds from the issuance of common stock and warrants, $1.6 million in proceeds from the issuance of debt securities, and $0.3 million in proceeds from non-controlling interests.

Installment Loan Financing – Convertible Debenture

The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP (“Pacific Leaf”), pursuant to which Pacific Leaf has made installment loans (the “Loans”) to the Company in the aggregate amount of $1.75 million. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada,

LLC (“GBSN”). Such facility and equipment were dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.

To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the “Note”), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. The Company was required to repay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBSN attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN’s EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Pacific Leaf a security interest in certain of its assets and enter into the lending agreement.

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

On February 23, 2018, the Company and Pacific Leaf entered into an Agreement whereby all rights and obligations between the parties pursuant to all prior agreements would terminate.  Under the terms of the agreement, the Company paid Pacific Leaf $1,269,818.05 upon the signing of the agreement and will pay Pacific Leaf an additional $1,500,000 on or before July 31, 2018.  The Company will also issue Pacific Leaf 1,600,000 shares of restricted common stock on or before July 31, 2018.  Thereafter, no business relationship will exist between the parties.

In the event that the Company is unable to make the $1.5 million payment to Pacific Leaf on or before July 31, 2018, the Royalty Agreement will continue to be in full force and effect, any and all other agreements that would have been terminated under the terms of the February 2018 Agreement will continue to be in full force and effect, and 75% of all payments made under the February 2018 Agreement will be credited toward royalties owed under the Royalty Agreement.

In connection with the February 2018 Agreement, the Company recorded royalty expense of $269,818 for accrued royalties paid, $250,000 in other expense which represents 25% of the $1 million payment made on February 26, 2018, and $750,000 in prepaid expenses which represents the 75% portion of the $1 million payment which will be credited toward future royalties in the event the $1.5 million payment is not made on or before July 31, 2018.

The market value of the 1.6 million shares issued relating to the February 2018 Agreement was $1,040,000, valued as of the date of the agreement. The Company recorded $260,000 in other expense related to the issuance of those shares, which represents 25% of the market value of those shares. We recorded $780,000 in prepaid expenses, representing the 75% portion of the fair market value of those shares which will be credited toward future royalties in the event that the final $1.5 million payment is not made on or before July 31, 2018.

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

Variables and Trends

We have limited operating history with respect to the current business plan. In the event we are able to obtain the necessary financing to move forward with the business plan, we expect business expenses to increase significantly as we go operational. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light these circumstances.

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

The Company’s only current revenue source is from sales of cannabis, a distinct physical good. Under current accounting guidance, the Company recognizes revenue upon delivery of distinct physical goods to the customer. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition (i.e. revenue is recognized upon delivery of physical goods), the Company does not anticipate recording any material adjustment to report the cumulative effect of initial application of the guidance.

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

ITEM 8.       FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GB Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GB Sciences, Inc. and Subsidiaries (the Company) as of March 31 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2018, the Company had accumulated losses of approximately $58,230,000, has generated limited revenue, and may experiences losses in the near term.  These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP Soles, Heyn & Company, LLP

We have served as the Company’s auditor since the year ended March 31, 2014.
West Palm Beach, Florida
June 29, 2018

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	31-Mar-18	31-Mar-17
CURRENT ASSETS:
Cash and cash equivalents	$3,579,700	$2,692,953
Accounts receivable, net of allowance for doubtful accounts of $74,706 and $0 at March 31, 2018 and March 31, 2017, respectively	667,073	-
Inventory	1,049,372	89,037
Prepaid expenses	1,956,734	166,378
TOTAL CURRENT ASSETS	7,252,879	2,948,368
Property and equipment, net	13,759,157	8,642,677
Intangible assets, net of accumulated amortization of $4,140 and $3,420 at March 31, 2018 and March 31, 2017, respectively	1,404,366	154,786
Deposits and prepayments	1,464,457	1,203,305
Other assets	168,895	57,743
TOTAL ASSETS	$24,049,754	$13,006,879
CURRENT LIABILITIES:
Accounts payable	$371,925	$176,152
Accrued interest	175,878	48,969
Accrued liabilities	316,090	447,710
Notes payable, net of unamortized discount of $5.0 million and $1.0 million at March 31, 2018 and March 31, 2017, respectively	1,056,301	2,734
TOTAL CURRENT LIABILITIES	1,920,194	675,565
Note payable	355,233	155,312
Capital lease obligations	6,142,606	3,771,321
TOTAL LIABILITIES	8,418,033	4,602,198
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 168,616,855 and 124,406,818 shares issued and outstanding at March 31, 2018 and March 31, 2017, respectively	16,862	12,441
Additional paid in capital	70,961,104	43,569,864
Accumulated Deficit	(58,229,235)	(35,255,045)
TOTAL GB SCIENCES,INC.STOCKHOLDERS' EQUITY	12,748,731	8,327,260
Non-controlling interest	2,882,990	77,421
TOTAL EQUITY	15,631,721	8,404,681
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,049,754	$13,006,879

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended March 31,
	2018	2017

SALES REVENUE	$2,510,364	$-
COST OF GOODS SOLD	(782,727)	-
GROSS PROFIT	1,727,637	-
GENERAL AND ADMINISTRATIVE EXPENSES	19,552,288	8,933,111
LOSS FROM OPERATIONS	(17,824,651)	(8,933,111)
OTHER EXPENSE
Interest expense	(5,176,361)	(901,134)
Other Expense	(158,213)	(248,858)
Total other expense	(5,334,574)	(1,149,992)
NET LOSS	(23,159,225)	(10,083,103)
Net loss attributable to non-controlling interest	(185,035)	(173,273)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(22,974,190)	$(9,909,830)
Net loss per share - basic and diluted	$(0.17)	$(0.13)
Weighted average common shares outstanding - basic and diluted	132,934,141	79,002,685

The accompanying notes are an integral part of these consolidated financial statements

GROWBLOX SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2016	47,335,147	4,733	18,878,818	(20,779,862)	(78,603)	(1,974,914)

Issuance of stock for debt conversion	15,760,165	1,576	3,688,319	-	-	3,689,895
Exercise of warrants for stock	25,606,171	2,561	5,118,673	-	-	5,121,234
Issuance of stock for services	916,300	92	464,396	-	-	464,488
Issuance of common stock to settle payables	1,991,943	199	640,763	-	-	640,962
Share based compensation expense	-	-	1,574,145	-	-	1,574,145
Issuance of warrants	-	-	1,824,973	-	-	1,824,973
Issuance of stock for cash, net of issuance costs	29,872,500	2,987	4,623,084	-	-	4,626,071
Beneficial conversion feature on notes payable	-	-	1,315,500	-	-	1,315,500
Contributions from non-controlling interest	-	-	-	-	329,296	329,296
Induced dividend from warrant exercises	-	-	4,565,353	(4,565,353)	-	-
Stock issued to settle legal obligations	1,600,000	160	410,840	-	-	411,000
Stock issued for modification of notes payable	1,000,000	100	359,900	-	-	360,000
Stock issued to employees	266,345	27	85,853	-	-	85,880
Compensation warrants	58,247	6	19,247	-	-	19,253
Net Loss	-	-	-	(9,909,830)	-	(9,909,830)
Loss attributable to non-controlling interest	-	-	-	-	(173,272)	(173,272)
Balance at March 31, 2017	124,406,818	12,441	43,569,864	(35,255,045)	77,421	8,404,681

Issuance of stock for debt conversion	15,231,828	1,523	3,804,711	-	-	3,806,234
Exercise of warrants for stock	4,168,940	417	3,783	-	-	4,200
Issuance of stock for services	1,928,845	192	667,386	-	-	667,578
Share based compensation expense	-	-	1,821,294	-	-	1,821,294
Issuance of stock for cash, net of issuance costs	18,000,000	1,800	7,198,200	-	-	7,200,000
Beneficial conversion feature on notes payable	-	-	8,120,988	-	-	8,120,988
Contributions from non-controlling interest	-	-	-	-	3,120,000	3,120,000
Deconsolidation of GB Sciences Puerto Rico, LLC	-	-	-	-	(129,396)	(129,396)
Stock issued to settle Pacific Leaf royalty agreement	1,600,000	160	1,039,840	-	-	1,040,000
Stock issued to employees	195,140	20	33,466	-	-	33,486
Compensation warrants	3,085,284	309	4,701,572	-	-	4,701,881
Net Loss	-	-	-	(22,974,190)	-	(22,974,190)
Loss attributable to non-controlling interest	-	-	-	-	(185,035)	(185,035)
Balance at March 31, 2018	168,616,855	16,862	70,961,104	(58,229,235)	2,882,990	15,631,721

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(23,159,225)	$(10,083,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804,788	415,979
Stock-based compensation	7,224,239	4,328,497
Bad debt expense	74,706	-
Amortization of debt discount and beneficial conversion feature	1,620,709	530,484
Interest expense on conversion of notes payable	2,647,445	248,858
Loss on disposal	-	5,572
Gain on sale of membership interest in GB Sciences Puerto Rico, LLC	(357,968)	-
Stock issued for settlement of Pacific Leaf royalty agreement	(1,269,818)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,962,470)	(82,702)
Accounts payable	975,591	61,906
Accrued expenses	1,154,009	105,514
Net cash used in operating activities	(12,247,994)	(4,468,995)
INVESTING ACTIVITIES:
Cash deconsolidated on sale of membership interest in GB Sciences Puerto Rico, LLC	(19,417)	-
Payments on capital lease obligations	(740,680)
Purchase of property and equipment	(3,429,751)	(3,052,270)
Change in deposits and other assets	(1,213,671)	(1,144,053)
Net cash used in investing activities	(5,403,519)	(4,196,323)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	7,200,000	9,749,465
Proceeds from non-controlling interest	3,120,000	329,134
Proceeds from convertible notes	8,235,500	1,620,305
Payments under long-term obligations	(21,440)	(375,457)
Other financing activities	4,200	-
Net cash provided by financing activities	18,538,260	11,323,447
Net change in cash and cash equivalent	886,747	2,658,129
CASH AND CASH EQUIVALENT AT BEGINNING OF PERIOD	2,692,953	34,824
CASH AND CASH EQUIVALENT AT END OF PERIOD	$3,579,700	$2,692,953
Non-cash transactions:
Stock issued to settle payables	$-	$590,777
Stock issued upon conversion of long-term note payable	$3,806,234	$3,688,319
Stock issued to settle legal obligations	$-	$460,840
Stock issued to settle Pacific Leaf Royalty Agreement	$1,040,000	$-
Capital lease obligation	$2,525,000	$3,900,000
Stock and warrants issued upon amendment of long-term note payable	$-	$875,663
Induced dividend from warrant exercises	$-	$4,565,192

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

On March 13, 2014, we entered into a definitive asset purchase agreement for the acquisition of assets, including the Growblox™ cultivation technology which resulted in a change in our corporate name on April 4, 2014, from Signature Exploration and Production Corporation to Growblox Sciences, Inc.

Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval as reported in the Form 8-K filed on October 14, 2016.  Pursuant to the amendment the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000.

Recent Developments

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

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

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

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

On January 31, 2018 the Company entered into a Contract Farming Agreement with Colorado Hemp Project Limited (“CHP”) for the development and cultivation of boutique help genetics and new strains of hemp which will provide the key ingredient in proprietary CBD formulations. Per the terms of the agreement, the Company leased 8 acres of land on which CHP planted 2000 seeds per acre. CHP is responsible for providing genetics, land, water, planting, cultivation, any soil amendments needed, harvest, drying and stripping into whole plant composite for extraction, if desired. In return, GB Sciences is obligated to pay for all production expenses and delivery or shipping for the total of $16,750 per acre of land farmed.  On March 15, 2018, the Company leased additional 5 acres of land from CHP under the same terms as those included in the original agreement.

Intellectual Property

Through its wholly owned subsidiary, Growblox Life Sciences (“GBLS”), the Company retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property.

As of March 31, 2018, the following patent applications have been filed:

Two patent applications (USPTO & PCT)

10/2017_Cannabis-based Formulas to treat Neurodegenerative Disorders (PD, AD, dementia)

02/2018_Cannabis-based Formulas to treat Anti-Inflammatory Disorders (asthma, IBD, etc.)

Three provisional patent applications (USPTO)

10/2016_Cannabis-based Formulas to treat Neurodegenerative Disorders (PD, AD, dementia)

02/2017_Cannabis-based Formulas to treat Anti-Inflammatory Disorders (asthma, IBD, etc.)

05/2017_Myrcene-based Formulas to treat Heart Disorders & Pain

Two licensed patents complete the GBLS portfolio:

Two licensed patents (USPTO & PCT)

03/2017_Licensed Cannabinoid Receptor-based Heart Disease Patent (approved)

10/2017_Exclusive Worldwide License on Time-Released Cannabinoid Nanoparticles (approved in Spain, applied in the US, Canada, and Europe)

The Company runs a lean drug development program and minimizes expenses, including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment), through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Through these research and development agreements, the Company has created a virtual pipeline for the further development of novel medicines extracted from the cannabis plant. The partners bring both expertise and infrastructure at a reasonable cost to the life sciences program. GB Sciences has also negotiated with these partners to keep 100% of the ownership of the IP within GBLS for original patent filings.

Note 2 - Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception. For the years ended March 31, 2018 and 2017, the Company sustained net losses of approximately $23.0 million and $9.9 million respectively and had an accumulated deficit of approximately $58.2 million and $35.3 million respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America. Our consolidated financial statements include all operating divisions and majority-owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of the financial statements, have been included.

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

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use.

Finite-Lived Intangible Assets

Our finite-lived intangible assets primarily represent the value of our patents. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

Beneficial Conversion Feature of Convertible Notes Payable

The Company accounts for convertible notes payable in accordance with the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options and Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.  A beneficial conversion feature (“BCF”) exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with this guidance, the BCF of a convertible note is measured by allocating a portion of the note's proceeds to the warrants, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of warrants issued with the convertible notes using the Black-Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

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

Other Assets

Other assets primarily include employee advances and a note receivable related to the operation of our cannabis production facility in Las Vegas, NV

Revenue Recognition

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).

The Company’s only current revenue source is from sales of cannabis, a distinct physical good. Under previous accounting guidance, the Company recognized revenue upon delivery of distinct physical goods to the customer. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

Research and Development Costs

Research and development costs are expensed as incurred.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB-issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 104,207,396 and 39,882,413 potentially dilutive common shares at March 31, 2018 and 2017, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive

.

Note 4 – Capital Lease

In July, 2016, an entity associated with Pacific Leaf Partners, LLC completed the purchase of the building housing the Company’s cultivation facility at 3550 W. Teco Ave., Las Vegas, NV. In connection with the purchase, the Company entered into the Amended Lease Agreement for an initial term of ten and a half years with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement were $40,000 through December 31, 2017. Commencing January 1, 2018, the monthly rent payments increased by 3% and will increase by 3% per annum through the expiration of the lease. The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $3.9 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance, with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payment discounted at 11.6% interest rate.

On August 4, 2017, the Company entered into a Lease Agreement for the building located at 18350 Petroleum Drive in Baton Rouge, Louisiana, which will be used for the Company’s medical marijuana operations in the State of Louisiana. The Lease is for an initial term of five years beginning on July 1, 2018, with two options to extend the lease for five years, or until June 30, 2032. The monthly rent payments per the Lease Agreement are $25,588 through June 30, 2022. If the Company chooses to exercise its first option to extend the Lease term, the monthly rent payments will increase to $28,147 per month for the period from July 1, 2022 through June 30, 2027. If the Company chooses to exercise its second option to extend the Lease term, the monthly rent payments will increase to $30,966 per month for the period from July 1, 2027 through June 30, 2032.The Company analyzed the transaction in accordance with the applicable accounting guidance determining that the aggregate amount of $2.5 million met the requirements for capitalization. The building has been capitalized and is included in property and equipment, net balance, with related obligations included as part of current and non-current liabilities. The obligation recorded is based upon the present value of the future minimum lease payment discounted at a 10.3% interest rate.

Note 5 – Note Payable

The Company entered into a Note Purchase Agreement, dated May 12, 2015 and effective as of June 8, 2015, with Pacific Leaf Ventures, LP (“Pacific Leaf”), pursuant to which Pacific Leaf has made installment loans (the “Loans”) to the Company in the aggregate amount of $1.75 million. The purpose of the financing is to provide for the acquisition and installation of an operating facility, equipment and other tangible assets by GB Sciences Nevada, LLC (“GBSN”). Such facility and equipment were dedicated to the cultivation of cannabis and the extraction of oils and other constituents present in cannabis, subject at all times to Nevada legal requirements. The note is convertible at the option of the holder into common shares at a conversion price of $0.50, subject to anti-dilution adjustments.

To evidence the Loans, the Company issued to Pacific Leaf a 6% senior secured convertible promissory note (the “Note”), bearing interest at the rate of 6% per annum, payable quarterly. All outstanding principal and interest due under the Note were due and payable on May 12, 2020. The Company was required to repay the outstanding principal amount of the Note on a quarterly basis in an amount equal to 50% of the cash flow (accrued EBITDA) of GBSN attributable to our percentage interest in GBSN no later than the earlier to occur of (a) the fifth (5th) business day following receipt of a distribution of the Company's Share of GBSN’s EBITDA for the calendar quarter in question, or (b) thirty (30) days following the end of the calendar quarter in question, with the first such prepayment to be made not later than July 31, 2015 with respect to the quarter ending June 30, 2015. In order to induce the Pacific Leaf to extend the loan to the Company and to secure the payment and performance of all of the Secured Obligations, the Company agreed to grant Pacific Leaf a security interest in certain of its assets and enter into the lending agreement.

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

On February 23, 2018, the Company and Pacific Leaf entered into an Agreement whereby all rights and obligations between the parties pursuant to all prior agreements would terminate.  Under the terms of the agreement, the Company paid Pacific Leaf $1,269,818.05 upon the signing of the agreement and will pay Pacific Leaf an additional $1,500,000 on or before July 31, 2018.  The Company will also issue Pacific Leaf 1,600,000 shares of restricted common stock on or before July 31, 2018.  Thereafter, no business relationship will exist between the parties.

In the event that the Company is unable to make the $1.5 million payment to Pacific Leaf on or before July 31, 2018, the Royalty Agreement will continue to be in full force and effect, any and all other agreements that would have been terminated under the terms of the February 2018 Agreement will continue to be in full force and effect, and 75% of all payments made under the February 2018 Agreement will be credited toward royalties owed under the Royalty Agreement.

In connection with the February 2018 Agreement, the Company recorded royalty expense of $269,818 for accrued royalties paid, $250,000 in other expense which represents 25% of the $1 million payment made on February 26, 2018, and $750,000 in prepaid expenses which represents the 75% portion of the $1 million payment which will be credited toward future royalties in the event the $1.5 million payment is not made on or before July 31, 2018.

The market value of the 1.6 million shares issued relating to the February 2018 Agreement was $1,040,000, valued as of the date of the agreement. The Company recorded $260,000 in other expense related to the issuance of those shares, which represents 25% of the market value of those shares. We recorded $780,000 in prepaid expenses, representing the 75% portion of the fair market value of those shares which will be credited toward future royalties in the event that the final $1.5 million payment is not made on or before July 31, 2018.

Note 6 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the asset or, in the case of leasehold improvements amortized over the lesser of the useful life of the asset or the underlying lease term. We recorded depreciation expense of $0.8 million and $0.4 million for the fiscal years ended March 31, 2018 and March 31, 2017, respectively. Property and equipment is comprised of the following:

	March 31,
	2018	2017
Computer and software	$151,748	$151,748
Machinery and equipment	1,094,472	981,130
Leaseholds	4,357,779	4,185,528
Construction in progress	3,193,767	83,812
Capital lease - building	6,425,000	3,900,000
	15,222,766	9,302,218
Less accumulated depreciation and amortization	(1,463,609)	(659,541)
Property and Equipment, Net	$13,759,157	$8,642,677

Note 7 – Income Taxes

At March 31, 2018 and 2017 respectively, the Company had net operating loss carryforwards for income tax purposes of approximately $43,764,901 and $22,264,747 available as offsets against future taxable income. The net operating loss carryforwards are expected to expire at various times from 2025 through 2038. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2018	2017
Tax benefit computed at U.S. statutory rates	$ (4,824,580)	$ (3,377,374)
Increases (decreases) in taxes resulting from:
Non-deductible items	170,052	(25,000)
Stock based compensation	(5,620)	-
Change in valuation allowance	4,659,788	3,421,580
State taxes	-	(19,206)
Total	$ -	$ -

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$ 9,190,629	$ 7,570,014
Depreciation and Amortization expense	(286,240)	(391,362)
Stock based compensation	752,617	792,991
Total deferred tax assets	9,657,006	7,971,643
Less valuation allowance	(9,657,006)	(7,971,643)
Net deferred tax asset	$ -	$ -

Because of the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during those periods that the temporary differences become deductible. The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction and other required state jurisdictions. The Company's periodic tax returns filed in 2015 and, thereafter, are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions. During the year ended March 31, 2018 and 2017, the decrease in the deferred tax asset valuation allowance amounted to approximately $1.7 million and $2.8 million, respectively.

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

Note 9 – Capital Transactions

Sale of Common Stock and Warrants

Debt Conversions

During the year ended March 31, 2018, the Company issued an aggregate 15,231,828 shares of common stock as a result of debt conversions as follows:

•The Company issued an aggregate 739,220 shares of its common stock at the conversion price of $0.25 per share to Pacific Leaf as a result of a conversion of $184,805 of debt outstanding pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory.

•The Company issued 14,492,608 shares of its common stock as a result of conversions of the following Short-Term Promissory Notes:

oDuring the three months ended December 31, 2017, the Company received notice from convertible note holders of the conversion of a total of $453,500 face value and $18,581 in interest accrued on the related convertible notes. Accordingly, the Company has issued 1,889,048 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $349,956 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $103,544.

oDuring the three months ended March 31, 2018, the Company received notice from convertible note holders of the conversion of a total of $3,020,500 face value and $128,848 in interest accrued on the related convertible notes. Accordingly, the Company has issued 12,603,560 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $2,297,716 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $722,784.

Exercise of Warrants for Stock

During the year ended March 31, 2018, the Company issued 4,168,940 shares of its common stock for the exercise of warrants as follows:

•In January 2018, the Company received notice from Craig Ellins, our former CEO, of the cashless exercise of warrants to purchase 5,000,000 shares at $0.30 per share. We issued 3,314,607 shares of our common stock to Mr. Ellins as the result of his exercise.

•In January 2018, the Company received notice from Pacific Leaf Ventures, LP (“Pacific Leaf”) that it had elected to purchase 1,500,000 shares of Company’s common stock at $0.36 per share in a cashless exercise of warrants issued pursuant to our Second Omnibus Agreement. As a result, the Company issued 833,333 shares of common stock in a cashless transaction.

•The Company issued 21,000 shares of its common stock in connection with the exercise of warrants at $0.20 per share.

Issuance of Stock for Services

The Company issued 1,928,845 shares in exchange for consulting services and recorded a related expense of $0.7 million. The Company also issued 195,140 shares of common stock to employees and recorded an expense of $0.03 million.

Issuance of Stock for Cash

In January 2018, the Company sold an aggregate 18,000,000 shares of common stock through a private placement at a price of $0.40 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant, expiring in three years, with an exercise price of $0.65.

Issuance of Stock to Settle Pacific Leaf Royalty Agreement

On February 20, 2018, the Company entered into the Agreement (“February 2018 Agreement”) with Pacific Leaf which supersedes and replaces all previous agreements and understandings between the Company and Pacific Leaf. In consideration for the full and complete termination of any and all previous agreements or understandings with Pacific Leaf, the Company paid $269,818 in cash for royalties earned through the date of the February 2018 Agreement, the Company paid $1.0 million in cash on February 26, 2018, the Company agreed to pay $1.5 million on or before July 31, 2018. On April 3, 2018, the Company also issued 1,600,000 shares of its common stock to Pacific Leaf in connection with the February 2018 Agreement.

In the event that the Company is unable to make the $1.5 million payment to Pacific Leaf on or before July 31, 2018, the Royalty Agreement will continue to be in full force and effect, any and all other agreements that would have been terminated under the terms of the February 2018 Agreement will continue to be in full force and effect, and 75% of all payments made under the February 2018 Agreement will be credited toward royalties owed under the Royalty Agreement.

In connection with the February 2018 Agreement, the Company recorded royalty expense of $269,818 for accrued royalties paid, $250,000 in other expense which represents 25% of the $1 million payment made on February 26, 2018, and $750,000 in prepaid expenses which represents the 75% portion of the $1 million payment which will be credited toward future royalties in the event the $1.5 million payment is not made on or before July 31, 2018.

The market value of the 1.6 million shares issued relating to the February 2018 Agreement was $1,040,000, valued as of the date of the agreement. The Company recorded $260,000 in other expense related to the issuance of those shares, which represents 25% of the market value of those shares. We recorded $780,000 in prepaid expenses, representing the 75% portion of the fair market value of those shares which will be credited toward future royalties in the event that the final $1.5 million payment is not made on or before July 31, 2018.

Exercise of Compensation Warrants for Stock

During the year ended March 31, 2018, the Company issued 3,085,284 shares of its common stock to a third-party brokerage firm as a result of the cashless exercise of 3,317,375 compensation warrants at the weighted average exercise price of $0.06 per share and recorded a related expense of $0.6 million.

Options and Warrants

During the year ended March 31, 2018, the Company issued warrants to purchase 32,942,000 shares of its common stock at the price of $0.60 to $0.65 per share for the period of three years to various holders of its convertible notes. Convertible notes issued during the year ended March 31, 2018, have a combined face value of $8,235,500. During the year ended March 31, 2018, the Company recorded a discount of $4,430,427 based on the fair value of the warrants attached to the notes. This value was derived using the Black-Scholes valuation model.

In connection with its private placement of common stock in January 2018, the Company issued warrants to purchase 9,000,000 shares of its common stock at a strike price of $0.65 and issued 18,000,000 shares of its common stock for a total of $7,200,000 in cash proceeds. The Company recorded an increase of $7,198,200 to additional paid-in capital related to the private placement.

In connection with the private placements above, the Company issued a total of 5,480,000 compensation warrants to a third-party brokerage firm at a price of $0.25 to $1.00 per share and recorded a related expense of $4.1 million.

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity for the years ended March 31, 2018 and 2017:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at April 1, 2016	19,315,334
Warrants issued	40,723,250	$0.36-$0.60
Warrants exercised	(25,606,171)	$0.20
Warrants expired/cancelled	(1,500,000)	$1.00
Outstanding at March 31, 2017	32,932,413
Warrants issued	51,284,000	$0.60-$1.00
Warrants exercised	(9,838,375)	$0.01-0.20
Warrants expired/cancelled	(8,494,976)	$1.00
Outstanding at March 31, 2018	65,883,062

All of the foregoing securities, including GB Sciences common stock, were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

Note 10 – Employee Benefit Plan

Share-Based Employee Compensation

On February 6, 2008, the Board of Directors adopted the GB Sciences, Inc. 2007 Amended Stock Option Plan (“2007 Plan”). Under the 2007 Plan, 8,000,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants. The Company revised the plan and the

Board of Directors adopted the new 2014 Equity Compensation Plan. On June 30, 2015, GB Sciences filed a Form S-8 Registration Statement with the SEC to register 8,500,000 shares of common stock issuable under stock options to grant to employees and consultants. At the Company’s special meeting of the shareholders held on April 6, 2018, the adoption by the Board of Directors of the 2014 Equity Compensation Plan was ratified by a majority of shareholders present at the meeting, either in person or by proxy.

Compensation Expense

For the years ended March 31, 2018 and 2017, the Company recorded compensation expense of $1.8 million and $1.3 million respectively, related to employee stock options and restricted stock.

The unrecognized compensation cost, and weighted-average period over which the cost is expected to be recognized for non-vested awards as of March 31, 2018, are presented below:

	Unrecognized Compensation Cost ($)	Weighted Average Period (years)
Stock Options	1,053,155	0.60
Total	1,053,155	0.60

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended
	March 31, 2018	March 31, 2017
Weighted-average volatility	183.55%	174.57%
Expected term (in years)	10	10
Risk-free interest rate	2.02%	1.07%

Expected volatilities used for award valuation in 2018 and 2017 are based on the peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

Stock Options

A summary of option activity as of March 31, 2018 and 2017, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($)
Outstanding at April 1, 2016	2,500,000	$0.25	9.23	15,075
Granted	5,050,000	$0.30
Exercised	-	-
Forfeited	(600,000)	$0.35
Outstanding at March 31, 2017	6,950,000	$0.26	8.05	627,890
Granted	6,400,000	$0.28
Exercised	(83,333)	$0.32
Forfeited	(233,333)	$0.28
Outstanding at March 31, 2018	13,033,334	$0.28	8.21	2,646,723
Fully vested and expected to vest at March 31, 2018	5,031,671	$0.27		1,047,477
Exercisable at March 31, 2018	5,031,671	$0.27		1,047,477

Restricted stock awards

A summary of the status of the Company’s non-vested restricted stock grants during the years ended March 31, 2017 and 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)

Balance at April 1, 2016	453,333	$0.35
Granted	565,359
Vested	(568,692)
Forfeited/Cancelled	(450,000)
Non-vested at March 31, 2017	-	-
Granted	-
Vested	-
Forfeited/Cancelled	-
Non-vested at March 31, 2018	-	-

The total fair value of restricted stock that vested during the years ended March 31, 2018 and 2017 was $0, and $0.2 million, respectively.

Note 11 – Commitments and Contingencies

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

Note 12 – Deposits and Prepayments

Deposits and prepayment balances were $1.5 million and $1.2 million at March 31, 2018 and March 31, 2017, respectively. The increase in deposits and prepayments is primarily due to a $0.3 million escrow deposit related to the Company’s Letter of Intent regarding potential acquisition of 100% interest in NevadaPURE, LLC (“NVPURE LOI”) entered into on March 22, 2018. Subsequent to March 31, 2018, the NVPURE LOI was terminated and the Company received a refund of its $0.3 million deposit on May 9, 2018.

Note 13 - Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the year ended March 31, 2017, the Company made a payment of $50,000 to the Quantum Shop in relation to the services provided. During the year ended March 31, 2018, the Company made additional payments totaling $1.7 million to Quantum Shop primarily related to the build-out of the Company’s cultivation and production facility in Baton Rouge, Louisiana.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, (“Electrum Partners”) a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. Per the terms of the agreement, Electrum Partners shall be compensated $5,000 monthly with the initial payment due upon the execution of the consulting agreement. Electrum Partners is also to receive an additional $10,000 each month in restricted stock. The agreement has a term of one year and is renewable for a successive one-year period.  The agreement was renewed for its second one-year period in March 2018. During the year ended March 31, 2017, the Company made payments totaling $75,562 to Electrum Partners and issued 34,996 shares of its restricted stock. During the year ended March 31, 2018, the Company made payments totaling $75,562 to Electrum Partners and issued 499,102 shares of its restricted stock.

During the year ended March 31, 2018, the Company entered into a consulting contract with Monica Poss, a relative of one of the Company’s executives. Per the terms of the agreement, Ms. Poss is to provide GB Sciences with advisory services. The Company made payments of $32,626 and issued 46,706 shares of its common stock at an expense of $11,473 relating to services provided during the twelve months ended March 31, 2018.

On November 1, 2018, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

As of March 31, 2018, the Company has advanced $150,995 under the THC Note. This amount is reported under the other assets caption on the Company’s March 31, 2018 balance sheet.

Note 14 – Subsequent Events

Capital Transactions

•Subsequent to March 31, 2018, the Company issued 53,088 shares of its common stock to Electrum Partners, LLC, a related party, in connection with its advisory agreement.

•On May 15, 2018, the Company issued 1,000,000 shares of its common stock to a third-party consultant for consulting services under an existing agreement.

•Subsequent to March 31, 2018, the Company received notice from various convertible note holders of the conversion of notes with $652,500 in face value and $25,595 in accrued interest at $0.25 per share. As the result of the conversions, the Company issued 2,712,379 shares of its common stock to the note holders.

•In order to encourage the exercise of the 8,000,000 warrants issued to investors in the private offering of convertible notes dated March 2017 and the 28,804,000 warrants issued to investors in the private offering of convertible notes dated July 2017, the Company effected a temporary decrease in the exercise price of the warrants from $0.60 and $0.65, respectively, to $0.30 and $0.325 per share. As a result of the price reduction, a total of 8,965,500 million warrants have been exercised resulting in net proceeds of approximately $2.9 million.

Letter of Intent to Purchase 100% Interest in NevadaPURE, LLC

On March 22, 2018, the Company entered into the non-binding Letter of Intent ("LOI") with NevadaPURE, LLC (“NVPURE”), to purchase a 100% interest in NVPURE for approximately $28.0 million in cash and the assumption of approximately $5.0 million of liabilities. The purchase was contingent on the completion of due diligence within

30 days, negotiation of a final purchase agreement, and regulatory approval. After considerable due diligence, the LOI was mutually terminated on May 9, 2018 after the Company and NevadaPURE failed to reach a consensus on the terms of the proposed acquisition.

Change in Domicile and Number of Authorized Capital

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000.

Note 15 – Deconsolidation of GB Sciences Puerto Rico, LLC

During the third quarter of the fiscal year, the Company agreed to transfer approximately 17% of its membership interest in GB Sciences Puerto Rico, LLC (GBSPR) to Cesar Cordero-Kruger, who at the time of the agreement owned approximately 34% of GBSPR. The Company did not receive any consideration in the transaction but was relieved of any obligation to fund the losses of GBSPR going forward.

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

The gain on deconsolidation of GBSPRLLC is classified under the other income/(expense) caption in the Company’s Consolidated Statement of Operations for the year ended March 31, 2018.

The investment in GBSPR will be accounted for under the equity method, as the Company maintains significant influence but lacks control over GBSPR. Because the Company is not obligated to and does not intend to fund future losses, the Company’s share of GBSPR’s net losses will be suspended until GBSPR achieves cumulative net profitability.

Note 16 – Non-Controlling Interest

On February 12, 2018, the Company entered into the Operating Agreement for its wholly-owned subsidiary, GB Sciences Louisiana, LLC (“GBSLA"). Pursuant to the Operating Agreement, Wellcana Group, LLC (“Wellcana”) purchased 15% of the membership interest in GBSLA for the price of $3 million. Under the operating agreement, Wellcana has the option to make additional capital contributions for the purchase of up to an additional 35% membership interest in GBSLA, at the rate of 5% membership interest per $1 million contributed. As of March 31, 2018, Wellcana’s non-controlling interest in GBSLA remained at 15%.

On May 23, 2018, Wellcana made an additional $3.8 million contribution to GBSLA for the purchase of an additional 19% membership interest. The contribution increased Wellcana’s membership interest in GBSLA to a total of 34%.

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

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2018 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2018. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have been evaluating possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We anticipate our initiative will be at least partially implemented by March 31, 2019.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2018.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

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

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of Growblox, their ages as of June 29, 2018, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	70	Chief Executive Officer and Chairman of the Board of Directors
Dr. Andrea Small-Howard	49	Chief Science Officer and Director
Ksenia Griswold	35	Chief Financial Officer
Kevin Kuethe	33	Chief Operating Officer
Leslie Bocskor	53	Chairman of the Audit and Compensation Committees and Vice Chairman of the Board of Directors
Shane Terry	39	Member of the Audit and Compensation Committees and Director

Biographies

Set forth below are brief accounts of the business experience of each director an executive officer of the Company.

John Poss, Chief Executive Officer and Chairman of the Board

Effective April 29, 2016, The Board of Directors elected John Poss to serve as Chief Executive Officer. Mr. Poss served as the CFO of the Company August, 2015 and its COO since December 31, 2015.  He resigned his position as CFO on August 4, 2016 and his position as COO on November 10, 2017.

Effective May 8, 2017, following the retirement of Craig Ellins, our Chief Innovation Officer and Chairman of the Board, Mr. Poss, replaced Mr. Ellins as Chairman of the Board.

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

From July 2011 to June 2014, Dr. Small-Howard was the Founder and President of International Biotechnology Solutions, a management consulting firm that created customized, cost-effective commercialization solutions for viable yet abandoned biopharmaceutical products. International Biotechnology Solutions provided management consulting with a focus on assisting US biotech companies with products that could be commercialized within the Asia-Pacific region. Dr. Small-Howard she successfully completed projects within the areas of business development, corporate alliance building, product commercialization, due diligence reporting on medical marijuana companies, corporate restructuring, and management of successful fund-raising campaigns.

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

From November, 2008 to July, 2011, she served as the Vice President of Scientific Oversight for the Radient Pharmaceutical Corporation, a vertically-integrated biopharmaceutical research, development and manufacturing corporation with operations in both the US and China. Dr. Small-Howard provided oversight for global product development in multiple international business divisions. She authored and/or attained 12 patents & 3 trademarks on proprietary cancer tests, cancer (gene) therapies, cosmeceuticals, and animal models. She achieved numerous regulatory approvals for cancer tests, cancer therapies, pharmaceuticals, and cosmeceutical products with the United States FDA, Health Canada and other foreign ministries of health. She initiated and/or nurtured five international, collaborative, cancer research trial programs with universities and that yielded 7 publications supporting cancer products and supervised the Quality Management Systems for an ISO 13485/cGMP compliant medical device manufacturing facility in the US; as well as the regulated manufacturing facilities in China. She also led and participated in internal and US FDA, CDPH, CE Mark/ISO 13485, and CMDR audits of Radient’s Quality Management System.

Ksenia Griswold, Vice President and Chief Financial Officer

Ms. Griswold has been serving as the controller of the Company since November 2015 and was appointed Chief Financial Officer on August 4, 2016.  For the five years prior to November 2015, beginning in October 2010, she worked in the Las Vegas, Nevada office of Ernst & Young, LLP.  At the time of her departure from Ernst & Young, she was audit manager.

Kevin Kuethe, Chief Operating Officer

Mr. Kuethe has been serving as the COO of the Company since November 2017. Mr. Kuethe is recognized as a leader nationwide for his extensive knowledge in the cannabis industry. In addition to overseeing development of production, retail, and cultivation operations on behalf of GB Sciences, Inc., Mr. Kuethe ensures the Company’s compliance with regulatory and operational requirements and manages two state-of-the-art medical cannabis cultivation facilities that total over 42,000sq. ft. He is also responsible for the development of operational design and vendor relationships.

Mr. Kuethe has participated in all phases of development within the medical marijuana industry. Prior to joining GB Sciences, Inc. in June 2016, Mr. Kuethe setup, built out, and acquired approved licensing to manage and operate the fasted growing, state licensed cultivation and retail dispensary facilities in state of Arizona. He simultaneously designed and managed state-compliant facilities for the production of medical marijuana edibles and concentrates, and other dispensary services approved by the states of Arizona and California.

In addition to providing operational roadmaps to ensure proven large scale commercial cannabis cultivation success, profitability, and compliance with regulatory standards, Mr. Kuethe has consulted and participated in various equity financing transactions which led him to own several successful businesses within the broad range of cannabis-industry support services and products. Mr. Kuethe’s facilities showcase the cutting-edge industry technology as well as provide key education to the county and state regarding finance, operations, and public interface.

Leslie Bocskor, Vice Chairman of the Board and Chairman of the Audit and Compensation Committees

Effective May 8, 2017, Mr. Bocskor was appointed as Vice Chairman of the Board.

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

The advisory firm he founded, Electrum Partners, works with leading companies around the globe in the hemp, legal medical cannabis, recreational cannabis, cannabis-based pharmaceuticals, cannabis-based nutraceuticals and supplements, technology, retails sales, processing, cultivation, ecommerce, unique brands, edibles manufacturing, intellectual property, finance and banking.  The firm is sought after to deliver high-level strategies for profitability and shareholder value, and to bring together critical partnerships and solutions that contribute positively to further develop the cannabis business ecosystem.  The company maintains relationships with key industry groups including MPP, DPA, NCIA, The ArcView Group, Red Estatal de Mujeres Antiprohibicionistas and Women Grow.

In position to provide perspective and guidance as to how the dots will be connected as the industry takes shape, Mr. Bocskor's contributions have already had substantial impact.  He was bestowed with the 2015 ArcView Group Outstanding Member Award and was named 2015 CEO of the Year by The Weed Blog, one of the industry's most-trafficked media sites.  Bocskor is the founding chairman of the Nevada Cannabis Industry Association and in November 2014, Mr. Bocskor was ranked 58th of 100 Most Influential People in the Cannabis industry by Cannabis Business Executive Magazine and was soon after the subject of a Newsweek's Special Edition Weed 2.0. Magazine feature article, "A Future Gold Mine," and featured on CNBC's special coverage of the Marijuana business economy among hundreds of news features and commentaries.

Share Terry, Director and Member of Audit and Compensation Committees

Mr. Terry is an independent consultant provides advisory services to Medical Marijuana Establishments (MME's) in Nevada and other states. He served as a CEO of NuVeda NMS, LLC, a company that operates marijuana dispensaries in Nevada, from 2013 until 2016. He is also a former President of the Nevada Dispensary Association Mr. Terry is a decorated veteran of the United States Air Force, whose 15-year career as an Officer and F-16 fighter pilot included earning two Air Medals for combat action over Iraq and Afghanistan while leading his team to three Air Force Outstanding Unit awards from 2006-2009.

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

Family Relationships

None.

Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. The audit committee is comprised of Leslie Bocskor and Shane Terry, each of whom is independent under the rules governing OTC Market. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter is filed herewith as Exhibit 10.25.

Audit Committee Financial Expert

As of the date of filling of this Form 10-K, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). The compensation committee is comprised of Leslie Bocskor and Shane Terry, each of whom is independent under the rules of the Securities and Exchange Commission standards. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter is filed herewith as Exhibit 10.26.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, Chief Financial Officer, and Chief Operating Officer for all services rendered to us in all capacities during each of the years ended March 31, 2018 and 2017.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Total
John Poss, CEO and Chairman of the Board	2018	$120,000	$221,028	$ -	$351,217	$692,245
	2017	147,692	32,000	41,250	399,866	620,808
Dr. Andrea Small-Howard, CSO and Director	2018	125,385	10,000	-	117,072	252,457
	2017	84,659	5,500	23,200	342,693	456,052
Ksenia Griswold, CFO	2018	156,154	70,000	-	105,365	331,519
	2017	103,574	5,500	5,000	139,576	253,650
Kevin Kuethe, COO	2018	144,923	101,190	-	234,144	480,257

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

Employment Agreements

John Poss, Chief Executive Officer and Chairman of the Board of Directors

On August 10, 2015, Mr. Poss, entered into an employment agreement with the Company. The term of employment is one-year subject to automatic extensions for additional one-year periods unless either party chooses to terminate such employment. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Mr. Poss is entitled to three months' severance if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or a subsequent year of employment. No severance payments are due in the case of a termination for cause. Similar severance provisions apply to a termination by Mr. Poss for good reason but not to a termination by Mr. Poss without good reason. Mr. Poss receives a monthly salary of $10,000 per month. In addition, in August 2015, the Company issued 600,000 options to Mr. Poss under our 2014 Equity Incentive Plan. The options are exercisable upon vesting for a period of 10 years from issuance for the purchase of shares of our common stock at a price of $0.30 per share. The options vest ratably on a monthly basis in equal installments over the course of 30 months commencing on the seventh month of the employment period. In the event that Mr. Poss' employment is terminated for cause or by Mr. Poss without good reason, all unvested options at the time of termination will be cancelled. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the options issued to Mr. Poss shall vest immediately. The number of options issuable to Mr. Poss is subject to increase within 6 months of the commencement of Mr. Poss' employment at the discretion of our Board of Directors. At the end of the third year of employment, the compensation payable to Mr. Poss shall be renegotiated in good faith by the parties.

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

Effective May 8, 2017, following the retirement of Craig Ellins, our Chief Innovation Officer and Chairman of the Board, Mr. Poss, replaced Mr. Ellins as Chairman of the Board.

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Director

On June 19, 2014, Dr. Andrea Small-Howard, Chief Science Officer, entered into a three-year employment agreement with Growblox. Dr. Small-Howard received a salary at the annual rate of $78,000 and 450,000 shares of restricted common stock that vests over the three-year term of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Dr. Small-Howard is entitled any unpaid base salary accrued through the effective date of termination notice and pay in a lump sum of an amount equal to the product of the sum of the executive’s-based salary plus the amount of the highest annual bonus or other incentive compensation payment therefore made by the Company to the executive, multiplied by one. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the restricted stock granted to Dr. Small-Howard shall vest immediately. Dr. Small-Howard also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest over three years.

Effective on June 1, 2016, the Company amended its employment agreement with Dr. Small-Howard.  Pursuant to the amendment, Ms. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1.2 million common shares at the strike price of $0.30 per share.

Ksenia Griswold, Chief Financial Officer

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

Effective April 24, 2017, the Company amended its employment agreement with Ms. Griswold.  Pursuant to the amendment, Ms. Griswold will receive a base salary at the annual rate no less than $160,000 and a quarterly bonus equivalent to $15,000.

Kevin Kuethe, Chief Operating Officer

On November 10, 2017, Kevin Kuethe was appointed Chief Operations Officer of GB Sciences, Inc. (the "Company").  As Chief Operating Officer, Mr. Kuethe receives an annual cash salary of $245,000 payable in installments in accordance with the Company's standard payroll practices and an annual bonus of $50,000.  He also received a one-time grant of 1,000,000 options, one third of which will vest immediately, one third of which will vest in 12 months, and one third of which will vest in 24 months.  The exercise price is the closing market price of the Company's common stock on the date of the Option Agreement.  He will also receive other benefits, grants and benefits accorded all executive officers.  Mr. Kuethe has an employment agreement with the Company which has been amended to reflect the compensation set forth above, the term of which expires on July 31, 2018.

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

Effective May 8, 2017, Mr. Bocskor was appointed as Vice Chairman of the Board.

Effective on December 1, 2017, the Company amended Mr. Bocskor’s compensation.  Pursuant to the amendment, Ms. Bocskor will receive $75,000 annually with an additional $1,000 for each meeting attended. Mr. Bocskor also received additional options to purchase 450,000 shares of stock which vest over 24 months.  The strike price of the options is $0.24 per share, the market value of the Company's common stock on the date the Mr. Bocskor was elected to the Board.

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

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2017:

Name	Number of shares underlying exercisable options/warrants (2)		Number of shares underlying unexercised options/warrants	Option exercise price ($)	Option expiration date	Market value of shares not vested ($) (1)
Andrea Small-Howard	477,083		22,917	0.17	3/27/2025	11,000
	1,100,000	(3)	100,000	0.30	6/1/2026	48,000
	270,834		229,166	0.24	11/26/2027	110,000
John Poss	520,000		80,000	0.30	8/10/2025	38,400
	1,322,222		77,778	0.30	6/1/2023	37,333
	812,500		687,500	0.24	11/26/2027	330,000
Ksenia Griswold	76,667		23,333	0.29	11/4/2025	11,200
	61,111		38,889	0.30	6/1/2023	18,667
	291,667		58,333	0.32	10/7/2026	28,000
	243,750		206,250	0.24	11/26/2027	99,000
Kevin Kuethe	416,667		83,333	0.32	10/7/2026	40,000
	541,667		458,333	0.24	11/26/2027	220,000
Leslie Bocskor	425,000		25,000	0.16	6/1/2023	12,000
	243,750		206,250	0.24	11/26/2027	99,000
Shane Terry	425,000		25,000	0.16	6/1/2023	12,000

(1) Based on our closing stock price of $0.48 on March 31, 2018.

(2) These options were vested at March 31, 2016.

(3) Represents a warrant to purchase 1,200,000 shares of common stock at an exercise price of $0.30 per share.

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. Directors are entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Outside directors are paid compensation fee annually with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 19, 2018, relating to the beneficial ownership of common stock by:

•each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;

•each of named executive officers and directors; and

•directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 181,294,734 shares of common stock outstanding as of June 19, 2018. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner (1)	No. of Shares Owned		Percentage of Total Shares Owned
Officers and Directors
John Poss	3,022,500	(2)	1.64%
Dr. Andrea Small-Howard	2,109,750	(3)	1.15%
Ksenia Griswold	767,361	(4)	* (10)
Kevin Kuethe	1,069,445	(5)	* (10)
Leslie Bocskor	731,250	(6)	* (10)
Shane Terry	450,000	(7)	* (10)
Directors and officers as a group (six) persons	8,150,306		4.30%
5% Holders:
Lawrence D. Ordower	16,915,484	(8)	8.53%
Dave Ruggieri	12,956,335	(9)	6.67%
Robert Moody, Jr.	14,005,000	(10)	7.17%
Edward Pershing	11,443,490	(11)	5.94%

(1) Unless otherwise noted, the address of each person listed is GB Sciences, Inc. 3550 W. Teco Avenue, Las Vegas, NV 89118.

(2) Includes (a) 125,000 shares of common stock currently owned of record by Mr. Poss, (b) options to purchase 1,960,000 shares of common stock at $0.30 per share exercisable as of the Record Date or within 60 days thereafter, and (c) options to purchase 937,500 shares of common stock at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(3) Includes (a) 116,000 shares of common stock currently owned of record by Dr. Small-Howard, (b) options to purchase 481,250 shares of common stock at $0.17 per share exercisable as of the Record Date or within 60 days thereafter, (c) 1,200,000 additional shares of common stock issuable upon exercise of stock warrant at an exercise price of $0.30 per share, and (d) 312,500 shares of common stock issuable upon exercise of stock options at an exercise price of $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(4) Includes (a) 25,000 shares of common stock currently owned of record by Ms. Griswold, (b) options to purchase 83,333 shares of common stock at $0.29 per share exercisable as of the Record Date or within 60 days thereafter, (c) options to purchase 66,667 shares of common stock at $0.30 per share exercisable as of the Record Date or within 60 days thereafter, (d) options to purchase 311,111 shares of common stock at $0.32 per share exercisable as of the Record Date or within 60 days thereafter, and (e) options to purchase 281,250 shares of common stock at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(5) Includes 444,444 options to purchase shares of common stock at $0.32 per share exercisable as of the Record Date or within 60 days thereafter and options to purchase 625,000 shares of common at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(6) Includes 450,000 options to purchase shares of common stock at $0.16 per share exercisable as of the Record Date or within 60 days thereafter and options to purchase 281,250 shares of common at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(7) Includes 450,000 options to purchase shares of common stock at $0.16 per share exercisable as of the Record Date or within 60 days thereafter.

(8) Address is Lawrence B. Ordower, 25 East Washington Street, Suite 1400, Chicago, IL  60602. Of the total amount of 16,915,484 the amount of 2,928,000 are common shares that may be acquired by Mr. Ordower upon the conversion of notes, 3,828,000 of the shares may be acquired by Mr. Ordower upon the exercise of warrants, 944,532 are common shares held by Mr. Ordower, 3,090,952 are common shares held by ELGJO LLC, a limited liability company controlled by Mr. Ordower, 1,324,000 of the shares may be acquired by ELGJO LLC upon the exercise of warrants, 2,400,000 are common shares that may be acquired by a trust over which Mr. Ordower has depository control upon the conversion of a note, and 2,400,000 of the shares may be acquired by the same trust upon the exercise of warrants.

(9) Address is David Ruggieri 1107 West Marion Ave, Unit 116, Punta Gorda, FL  33950. The total consists of 3,968,835 common shares held by Mr. Ruggieri and 5,847,500 shares of common stock issuable upon exercise of warrants and conversion of Notes, and 3,140,000 that may be acquired by Mr. Ruggieri upon the conversion of notes.

(10) Address is Robert Moody Jr, 2302 Post Office Street, Suite 601, Galveston, TX  77550. The total consists of 4,762,500 common shares held by Mr. Moody, 5,002,500 shares that may be acquired upon the exercise of warrants, and 4,240,000 may be acquired upon the conversion of notes.

(11) Less than 1%.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2018, the Company had two independent directors serving on the Board of Directors. The definition the Company uses to determine whether a director is independent are the rules governing OTC market.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2018	Fiscal 2017
Audit Fees(1)	$ 42,483	$ 31,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	10,350	8,310
Subtotal	$ 52,833	39,310
All other Fees(4)	-	-
Total	$ 52,833	$39,310

(1) Audit Fees – Audit fees billed to the Company in FY 2018 and 2017 include fees billed by Soles, Heyn & Company, LLP for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees – There were no other fees billed by Soles, Heyn & Company, LLP for the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3) Tax Fees –Tax fees billed by Lavelle & Associates, CPAs during the last past fiscal year for professional services.

(4) All Other Fees – There were no other fees billed in FY 2018 and 2017 for products and services provided.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.GB Sciences, Inc. Condensed Consolidated Financial Statements (including related notes to Condensed Consolidated Financial Statements) filed in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm – Soles, Heyn & Company

Financial Statements:

Consolidated Balances Sheets as of March 31, 2018 and 2017

Consolidated Statements of Operations – Years ended March 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity – Years ended March 31, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended March 31, 2018 and 2017

Notes to the Consolidated Condensed Financial Statements

2.All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

3.Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on June 29, 2018.

GB Sciences, Inc.

By:	/S/ John Poss
Name:	John Poss
Title:	Chief Executive Officer and President