Form 10-Q
period 2018-06-30
GB SCIENCES INC
filed 2018-08-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

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

There were 198,964,930 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2018.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	30-Jun-18	31-Mar-18

CURRENT ASSETS:
Cash and cash equivalents	$ 4,659,437	$ 3,579,700
Accounts receivable, net of allowance for doubtful accounts of $82,421 and $74,706 at June 30, 2018 and March 31, 2018, respectively	906,665	667,073
Inventory	1,413,273	1,049,372
Prepaid expenses	2,182,755	1,956,734
TOTAL CURRENT ASSETS	9,162,130	7,252,879
Property and equipment, Net	16,249,797	13,759,157
Intangible assets, net of accumulated amortization of $5,354 and $4,140 at June 30, 2018 and March 31, 2018, respectively	1,492,046	1,404,366
Deposits and prepayments	1,154,879	1,464,457
Other assets	202,836	168,895
TOTAL ASSETS	$ 28,261,688	$ 24,049,754
CURRENT LIABILITIES:
Accounts payable	$ 298,361	$ 371,925
Accrued interest	206,499	175,878
Accrued liabilities	234,561	316,090
Notes payable, net of unamortized discount of $3.3 million and $5.0 million at June 30, 2018 and March 31, 2018, respectively	1,211,976	1,056,301
TOTAL CURRENT LIABILITIES	1,951,397	1,920,194
Note payable, net of unamortized discount of $0.05 million and $0 at June 30, 2018 and March 31, 2018, respectively	314,216	355,233
Capital lease obligations	6,107,903	6,142,606
TOTAL LIABILITIES	8,373,516	8,418,033
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 400,000,000 and 250,000,000 shares authorized, 186,051,491 and 168,616,855 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	18,605	16,862
Additional paid-in capital	79,540,062	70,961,104
Accumulated deficit	(66,169,341)	(58,229,235)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	13,389,326	12,748,731
Non-controlling interest	6,498,846	2,882,990
TOTAL EQUITY	19,888,172	15,631,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 28,261,688	$ 24,049,754

The accompanying notes are an integral part of these condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,
	2018	2017

SALES REVENUE	$ 1,315,284	$ 69,100
COST OF GOODS SOLD	(580,565)	(15,001)
GROSS PROFIT	734,719	54,099
GENERAL AND ADMINISTRATIVE EXPENSES	4,463,881	2,874,708
LOSS FROM OPERATIONS	(3,729,162)	(2,820,609)
OTHER INCOME (EXPENSE)
Interest expense	(1,720,182)	(256,716)
Other income/(expense)	97,861	(39,413)
Total other expense	(1,622,321)	(296,129)
NET LOSS	(5,351,483)	(3,116,738)
Net loss attributable to non-controlling interest	(184,144)	(34,529)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$ (5,167,339)	$ (3,082,209)
Net loss per share - basic and diluted	$ (0.03)	$ (0.02)
Weighted average common shares outstanding - basic and diluted	175,274,248	125,641,733

The accompanying notes are an integral part of these condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$ (5,351,483)	$ (3,116,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,785	167,529
Stock-based compensation	967,317	913,569
Bad debt expense	7,714
Amortization of debt discount and beneficial conversion feature	423,562	127,116
Interest expense on conversion of notes payable	1,023,134	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(473,327)	68,236
Inventory	(363,901)	(183,721)
Accounts payable	(118,669)	(131,255)
Accrued expenses	185,997	(35,093)
Net cash used in operating activities	(3,495,871)	(2,190,357)
INVESTING ACTIVITIES:
Payments on capital lease obligations	(200,364)	-
Purchase of property and equipment	(2,648,106)	(130,056)
Change in deposits and other assets	186,742	(8,030)
Net cash used in investing activities	(2,661,728)	(138,086)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	3,495,669	4,524
Proceeds from non-controlling interest	3,800,000	65,000
Proceeds from convertible notes	-	1,034,500
Payments under long-term obligations	(58,333)	(13,985)
Net cash provided by financing activities	7,237,336	1,090,039
Net change in cash and cash equivalents	1,079,737	(1,238,404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,579,700	2,692,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,659,437	$ 1,454,549
Non-cash transactions:
Stock issued upon conversion of long-term note payable	$ 1,344,949	$ 184,731
Induced dividend from warrant exercises	$ 2,772,766	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. (the “Company,” “We” or “Us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. The balance sheet at March 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2018.

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

Significant Accounting Policies

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2018.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use.

Revenue Recognition

The FASB issued Accounting Standards Codification (“ASC”) 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is required to adopt the guidance on April 1, 2018 and has applied the cumulative catch-up transition method.

The Company’s only current revenue source is from sales of cannabis, a distinct physical good. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (ie. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

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

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017, and the Company has adopted it effective April 1, 2018. Significant classification modifications were not necessary as a result of adoption.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $66.2 million at June 30, 2018. In addition, the Company has consumed cash in its operating activities of approximately $3.5 million for the three months ended June 30, 2018, compared to $2.2 million for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to June 30, 2018, the Company entered into the Amendment and Termination Agreement with Pacific Leaf. Pursuant to that agreement, the Pacific Leaf Royalty Agreement was terminated in its entirety and the Company is to pay $1 million of the $1.5 million balance due to Pacific Leaf on or before August 31, 2018. Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrues interest at a rate of 6% per annum and matures on November 30, 2018. In consideration for deferring the payment of the amounts due to Pacific Leaf, the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018. On August 7, 2018, the Company made a payment of $750,000 to Pacific Leaf in partial satisfaction of the $1 million balance due on or before August 31, 2018.

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

Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the net present value of the minimum lease payments as of June 30, 2018, are as follows:

	Year Ending March 31,	Total

	2019	538,012
	2020	820,107
	2021	835,499
	2022	851,352
	2023	890,712
	Thereafter	8,246,770
Total minimum lease payments		12,182,452
Less: Amount representing interest		(5,957,827)
Present value of minimum lease payments		6,224,625
Less: Current maturities of capital lease obligations		(116,722)
Long-term capital lease obligations		6,107,903

Note 6 – Capital Transactions

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000.

During the three months ended June 30, 2018, the Company issued an aggregate of 17,434,636 shares of common stock, as follows:

•The Company issued 1,053,088 shares in exchange for consulting services and recorded a related expense of $0.6 million.

•In order to encourage the exercise of the 8,000,000 warrants issued to investors in the private offering of convertible notes dated March 2017 and the 28,804,000 warrants issued to investors in the private offering of convertible notes dated July 2017, the Company effected a temporary decrease in the exercise price of the warrants from $0.60 and $0.65, respectively, to $0.30 and $0.325 per share. As a result of the price reduction, the Company issued 11,001,750 shares of its common stock and received net proceeds of approximately $3.5 million. In connection with the induced exercise of the warrants, the Company recorded an induced dividend of approximately $2.8 million.

•During the three months ended June 30, 2018, the Company received notice from convertible note holders of the conversion of a total of $1,298,500 face value and $46,449 in interest accrued on the related convertible notes. Accordingly, the Company has issued 5,379,798 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $1,023,134 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $275,366.

Options and Warrants

During the three months ended June 30, 2018, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.4 million in share-based compensation expense related to options vested to date.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of June 30, 2018, GB Sciences made payments totaling $1,000,000 toward its obligations under the agreement.

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

Note 8 – Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 79,481,521 and 44,199,413 of potentially dilutive common shares at June 30, 2018, and June 30, 2017, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 9 – Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the three months ended June 30, 2018, the Company made payments totaling $0.8 million to Quantum Shop primarily related to the build-out of the Company’s cultivation and production facility in Baton Rouge, Louisiana.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and is renewable for a successive one-year period.  During the three months ended June 30, 2018, the Company made payments totaling $51,698 to Electrum Partners, LLC and issued 53,088 shares of its restricted stock.

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

As of March 31, 2018, the Company has advanced $182,148 under the THC Note. This amount, including accrued interest, is reported under the other assets caption on the Company’s June 30, 2018 balance sheet.

Note 10 – Subsequent Events

Subsequent to June 30, 2018, the Company issued 12,913,439 shares of its common stock as the result of the following transactions:

•The Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

•The Company received notice from convertible note holders of the conversion of a total of $3,009,000 face value and $113,256 in interest accrued on the related convertible notes. Accordingly, the Company has issued 12,489,025 shares of its common stock based on a $0.25 per share conversion price.

•Subsequent to June 30, 2018, the Company issued 46,636 shares of its common stock to Electrum Partners, LLC, a related party, in connection with its advisory agreement.

•On July 31, 2018, the Company issued 100,000 shares to Pacific Leaf Ventures, LP in connection with the Amendment and Termination Agreement (Note 4).

Subsequent to June 30, 2018, the Company entered into the Amendment and Termination Agreement with Pacific Leaf. Pursuant to that agreement, the Pacific Leaf Royalty Agreement was terminated in its entirety and the Company is to pay $1 million of the $1.5 million balance due to Pacific Leaf on or before August 31, 2018. Contemporaneously with the Amendment and Termination Agreement, Company issued a Promissory Note for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrues interest at a rate of 6% per annum and matures on November 30, 2018. In consideration for deferring the payment of the amounts due to Pacific Leaf, the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018. On August 7, 2018, the Company made a payment of $750,000 to Pacific Leaf in partial satisfaction of the $1 million balance due on or before August 31, 2018.

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

Plan of Operation

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

On January 31, 2018 the Company entered into a Contract Farming Agreement with Colorado Hemp Project Limited (“CHP”) for the development and cultivation of boutique hemp genetics and new strains of hemp which will provide the key ingredient in proprietary CBD formulations. Per the terms of the agreement, the Company leased 8 acres of land on which CHP planted 2000 seeds per acre. CHP is responsible for providing genetics, land, water, planting, cultivation, any soil amendments needed, harvest, drying and stripping into whole plant composite for extraction, if desired. In return, GB Sciences is obligated to pay for all production expenses and delivery or shipping for the total of $16,750 per acre of land farmed.  On March 15, 2018, the Company leased additional 5 acres of land from CHP under the same terms as those included in the original agreement.

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

On December 13, 2016, Growblox Life Sciences, LLC licensed intellectual property from Makai Biotechnology, LLC. The patent underlying the license was issued by the USPTO in July of 2015 and claims therapeutic methods for the treatment of cardiac hypertrophy and associated pathologies through regulation of the cannabinoid receptor, TRPV1. TRPV1 can be regulated therapeutically by plant-based cannabinoids, which creates a plethora of potentially new therapeutic agents for the treatment of cardiac hypertrophy and heart failure. Licensing this TRPV1 patent underscores the Company’s drug discovery commitment to targeting the non-classical cannabinoid receptors, beyond the usual CB1 and CB2 receptors.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended June 30,
	2018	2017

Revenue	$ 1,315,284	$ 69,100
Cost of goods sold	(580,565)	(15,001)
Gross profit	734,719	54,099
General and administrative expenses	4,463,881	2,874,708
Other Income/(Expense)	(1,622,321)	(296,129)
Net loss attributable to non-controlling interest	(184,144)	(34,529)
Net Loss	$ (5,167,339)	$ (3,082,209)

Comparison of the Three Months Ended June 30, 2018 and 2017

Gross profit

The Company recorded gross profit of approximately $0.7 million for the three months ended June 30, 2018 as compared to $0.05 million for the same period in the prior year. The increase in gross profit is due to the Company’s cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and ramping up its production to current levels with subsequent harvests.

General and administrative expenses

General and administrative expenses increased $1.6 million to $4.5 million for the three months ended June 30, 2018, compared to $2.9 million for the three months ended June 30, 2017. The increase is attributable in part to a $0.6 million non-cash expense related to the issuance of common stock for consulting services. Payroll and related expenses increased by $0.4 million due to growth in the number of employees. Cultivation taxes increased by $0.4 million compared to no taxes in the prior year quarter as the result of increased sales in the current year.

Other expense

Total other expense increased by $1.3 million compared to the same period in prior year. The increase is primarily due to interest expense related to the amortization of discount recorded on convertible notes and unamortized discount recognized as interest expense upon the conversion of convertible notes.

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

At June 30, 2018, cash was $4.7 million, other current assets excluding cash were $4.5 million, and our working capital was $7.2 million. At the same time, current liabilities were approximately $2.0 million and consisted principally of $0.4 million in accrued liabilities and $1.2 million in notes payable, net of $3.4 million in discounts. At June 30, 2017, the Company had a cash balance of $3.6 million, other current assets excluding cash were $3.7 million and our working capital was $5.3 million. Current liabilities were approximately $1.9 million, which consisted principally of $0.5 million in accrued liabilities and $0.4 million in accounts payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $3.5 million for the three months ended June 30, 2018, as compared to net cash used of $2.2 million for the three months ended June 30, 2017. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2018 and 2017, the Company used $2.7 million and $0.1 million, respectively, of cash in investing activities. The cash used in investing activities during the three months ended June 30, 2018 and 2017 was primarily for the purchase of property and equipment.

Financing Activities

During the three months ended June 30, 2018 and 2017, cash flows from financing activities totaled $7.2 million and $1.1 million, respectively. Cash flows from financing activities for the three months ended June 30, 2018 related primarily to $3.5 million in proceeds from the exercise of warrants and $3.8 million in proceeds from non-

controlling interests. Cash flows from financing activities for the three months ended June 30, 2017 related primarily to $1.0 million in proceeds from the issuance of convertible notes and $0.1 million in proceeds from non-controlling interests.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $66.2 million as of June 30, 2018, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

VARIABLES AND TRENDS

In the event the Company is able to obtain the necessary financing to progress with its business plan, the Company expects expenses to increase significantly to grow the business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light of these circumstances.

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2018.

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2018, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2018, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 1A.Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the SEC.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, the Company issued an aggregate of 17,434,636 shares of common stock, as follows:

•The Company issued 1,053,088 shares in exchange for consulting services and recorded a related expense of $0.6 million.

•In order to encourage the exercise of the 8,000,000 warrants issued to investors in the private offering of convertible notes dated March 2017 and the 28,804,000 warrants issued to investors in the private offering of convertible notes dated July 2017, the Company effected a temporary decrease in the exercise price of the warrants from $0.60 and $0.65, respectively, to $0.30 and $0.325 per share. As a result of the price reduction, the Company issued 11,001,750 shares of its common stock and received net proceeds of approximately $3.5 million. In connection with the induced exercise of the warrants, the Company recorded an induced dividend of approximately $2.8 million.

•During the three months ended June 30, 2018, the Company received notice from convertible note holders of the conversion of a total of $1,298,500 face value and $46,449 in interest accrued on the related convertible notes. Accordingly, the Company has issued 5,379,798 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $1,023,134 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $275,366.

Options and Warrants

During the three months ended June 30, 2018, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.4 million in share-based compensation expense related to options vested to date.

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

3.3	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
3.4	Amendment and Termination Agreement by and between GB Sciences, Inc. and Pacific Leaf Ventures, LP, dated July 28, 2018
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GB SCIENCES, INC.

August 14, 2018	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

August 14, 2018	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)