Form 10-Q
period 2018-09-30
GB SCIENCES INC
filed 2018-11-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

There were 222,001,839 shares of common stock, par value $0.0001 per share, outstanding as of November 13, 2018.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

INDEX

 Page

PART I. FINANCIAL INFORMATION3

ITEM 1. Financial Statements3

CONDENSED CONSOLIDATED BALANCE SHEETS3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS6

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations17

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk22

ITEM 4.  Controls and Procedures22

PART II – OTHER INFORMATION24

ITEM 1.  Legal Proceedings24

ITEM 1A.  Risk Factors24

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds24

ITEM 3.  Defaults Upon Senior Securities25

ITEM 4.  Mine Safety Disclosures25

ITEM 5.  Other Information25

ITEM 6.  Exhibits25

SIGNATURES27

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	30-Sep-18	31-Mar-18

CURRENT ASSETS:
Cash and cash equivalents	$ 2,929,015	$ 3,579,700
Accounts receivable, net of allowance for doubtful accounts of $41,077 and $74,706 at September 30, 2018 and March 31, 2018, respectively	654,983	667,073
Inventory	1,707,415	1,049,372
Prepaid expenses	856,494	1,956,734
TOTAL CURRENT ASSETS	6,147,907	7,252,879
Property and equipment, Net	20,873,035	13,759,157
Intangible assets, net of accumulated amortization of $5,355 and $4,140 at September 30, 2018 and March 31, 2018, respectively	1,636,659	1,404,366
Deposits and prepayments	1,440,264	1,464,457
Other assets	308,255	168,895
TOTAL ASSETS	$ 30,406,120	$ 24,049,754
CURRENT LIABILITIES:
Accounts payable	$ 471,802	$ 371,925
Accrued interest	96,664	175,878
Accrued liabilities	339,150	316,090
Notes payable, net of unamortized discount of $0.8 million and $5.0 million at September 30, 2018 and March 31, 2018, respectively	1,148,640	1,056,301
TOTAL CURRENT LIABILITIES	2,056,256	1,920,194
Notes payable, net of unamortized discount of $0.04 million and $0 at September 30, 2018 and March 31, 2018, respectively	270,575	355,233
Capital lease obligations	6,072,237	6,142,606
TOTAL LIABILITIES	8,399,068	8,418,033
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 400,000,000 and 250,000,000 shares authorized, 221,760,237 and 168,616,855 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	22,176	16,862
Additional paid-in capital	88,860,249	70,961,104
Accumulated deficit	(75,997,660)	(58,229,235)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	12,884,765	12,748,731
Non-controlling interest	9,122,287	2,882,990
TOTAL EQUITY	22,007,052	15,631,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 30,406,120	$ 24,049,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

SALES REVENUE	$ 717,229	$ 291,035	$ 2,032,513	$ 360,135
COST OF GOODS SOLD	(302,744)	(154,389)	(883,309)	(169,390)
GROSS PROFIT	414,485	136,646	1,149,204	190,745
GENERAL AND ADMINISTRATIVE EXPENSES	4,569,032	2,779,370	9,032,913	5,660,035
LOSS FROM OPERATIONS	(4,154,547)	(2,642,724)	(7,883,709)	(5,469,290)
OTHER INCOME (EXPENSE)
Interest expense	(2,828,851)	(530,082)	(4,549,033)	(786,798)
Other income/(expense)	(3,047,667)	(5,769)	(2,949,806)	(45,182)
Total other expense	(5,876,518)	(535,851)	(7,498,839)	(831,980)
NET LOSS	(10,031,065)	(3,178,575)	(15,382,548)	(6,301,270)
Net loss attributable to non-controlling interest	(291,416)	(33,495)	(475,559)	(68,025)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$ (9,739,649)	$ (3,145,080)	$(14,906,989)	$ (6,233,245)
Net loss per share - basic and diluted	$ (0.05)	$ (0.02)	$ (0.08)	$ (0.05)
Weighted average common shares outstanding - basic and diluted	204,143,491	127,794,766	189,787,747	126,724,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(15,382,548)	$(6,301,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399,194	385,184
Stock-based compensation	1,995,332	1,211,218
Bad debt expense	20,740	-
Amortization of debt discount and beneficial conversion feature	582,809	450,983
Interest expense on conversion of notes payable	3,464,187	-
Stock issued for settlement of Pacific Leaf royalty agreement	2,045,925	-
Changes in operating assets and liabilities:
Accounts Receivable	(8,650)	(248,265)
Prepaid expenses and other assets	570,240	(394,688)
Inventory	(658,043)	(443,715)
Accounts payable	99,877	(80,917)
Accrued expenses	487,015	170,050
Net cash used in operating activities	(6,383,922)	(5,251,420)
INVESTING ACTIVITIES:
Payments on capital lease obligations	(375,140)	-
Purchase of property and equipment	(7,511,857)	(513,271)
Change in deposits and other assets	(348,675)	(134,561)
Net cash used in investing activities	(8,235,672)	(647,832)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	8,370,720	4,550
Proceeds from sale of membership interest in subsidiary	6,714,856	120,000
Proceeds from convertible notes	-	4,119,500
Payments under long-term obligations	(116,667)	(66,465)
Payments made to settle Pacific Leaf Royalty Agreement	(1,000,000)	-
Net cash provided by financing activities	13,968,909	4,177,585
Net change in cash and cash equivalents	(650,685)	(1,721,667)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,579,700	2,692,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,929,015	$971,286
Non-cash transactions:
Stock issued upon conversion of long-term note payable	$4,640,971	$184,731
Stock issued to settle Pacific Leaf Royalty Agreement	$36,000	$-
Capital lease obligation	$-	$2,525,000
Dividend from warrant exercise inducement	$2,861,436	$-

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

Revenue Recognition

The FASB issued Accounting Standards Codification (“ASC”) 606 as guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company adopted the guidance on April 1, 2018 and applied the cumulative catch-up transition method.

The Company’s only current revenue source is from sales of cannabis, a distinct physical good. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

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

In August 2016, the FASB issued ASU 2016-15, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistency on this topic. The standard is effective for annual and interim periods beginning after December 15, 2017.  There were no significant classification modifications upon adoption at April 1, 2018.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $76.0 million at September 30, 2018. In addition, the Company has consumed cash in its operating activities of approximately $6.4 million for the six months ended September 30, 2018, compared to $5.3 million for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2018, convertible notes of $488,395 remained outstanding, net of discount of $768,605. The net amount is reported in Notes Payable under the current liabilities section of the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018.

Note 4– Notes Payable

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

In connection with the Amended Note, the Company also entered into the Amended and Restated Royalty Agreement (“Pacific Leaf Royalty Agreement”) with Pacific Leaf dated and effective as of February 8, 2016.  Per the terms of the Pacific Leaf Royalty Agreement, the royalty rate at any time shall equal to the sum of (i) 9.1%, and (ii) the percentage calculated by dividing the amount advanced in excess of $1.75 million by $1.0 million, multiplied by the gross revenues of GBSN.  On the earlier of (i) the seventh anniversary of the royalty payment date, or (ii) the date that all amounts outstanding under the Amended Note have been paid in full, the royalty rate shall be reduced by 50%.

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

On January 24, and February 22, 2017, the Company received additional notices from Pacific Leaf that it had elected to convert $413,085 ($317,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory Note.  Accordingly, the Company has issued 1,652,332 shares of its common stock ($413,083 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced to $200,000.

On May 12, 2017, the Company received notice from Pacific Leaf that it had elected to convert $184,805 ($154,805 principal and $30,000 accrued interest) of the Company’s indebtedness to Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory Note.  Accordingly, the Note was reduced by $184,805.

February 2018 Agreement

On February 23, 2018, the Company and Pacific Leaf entered into the Agreement (“February 2018 Agreement”) whereby all rights and obligations between the parties pursuant to all prior agreements would terminate.  Under the terms of the February 2018 Agreement, the Company paid Pacific Leaf $1,269,818 upon the signing of the agreement and was to pay Pacific Leaf an additional $1,500,000 on or before July 31, 2018.  The Company would also issue Pacific Leaf 1,600,000 shares of restricted common stock on or before July 31, 2018. Thereafter, no business relationship would exist between the parties and no royalties would be owed.

If the Company were unable to make the $1.5 million payment to Pacific Leaf on or before July 31, 2018, the Royalty Agreement and all other agreements that would have been terminated under the terms of the February 2018 Agreement would have continued in full force and effect, and 75% of all payments made under the February 2018 Agreement would have been credited toward royalties owed under the Royalty Agreement.

In connection with the February 2018 Agreement, the Company recorded royalty expense of $269,818 in fiscal year 2018 for accrued royalties paid, $250,000 in other expense which represents 25% of the $1 million payment made on February 26, 2018, and $750,000 in prepaid expenses which represents the 75% portion of the $1 million payment which would have been credited toward future royalties in the event the $1.5 million payment were not made on or before July 31, 2018.

The market value of the 1.6 million shares issued relating to the February 2018 Agreement was $1,040,000, valued as of the date of the agreement. The Company recorded $260,000 in other expense related to the issuance of those shares, which represents 25% of the market value of those shares. The Company recorded $780,000 in prepaid expenses, representing the 75% portion of the fair market value of those shares which would have been credited toward future royalties in the event that the final $1.5 million payment were not made on or before July 31, 2018.

All amounts related to the February 2018 Agreement recorded in the Company’s Condensed Consolidated Balance Sheet and Statement of Operations for the year ended March 31, 2018, are summarized below:

	Year Ended March 31, 2018		As of March 31, 2018
Pacific Leaf Ventures LP February 2018 Agreement	Royalty Expense	Other Expense	Prepaid Expense	Total
Payment made on February 26, 2018	$269,818	$250,000	$750,000	$1,269,818
1,600,000 shares common stock issued in connection with the February 2018 Agreement	-	260,000	780,000	1,040,000
Total recorded in Fiscal Year 2018 related to the February 2018 Agreement	$269,818	$510,000	$1,530,000	$2,309,818

July 2018 Amendment and Termination Agreement

On July 28, 2018, the Company entered into the Amendment and Termination Agreement (“Amendment and Termination Agreement”) with Pacific Leaf. Pursuant to that agreement, the Pacific Leaf Royalty Agreement and all other agreements with Pacific Leaf were terminated in their entirety, and the Company would make payments totaling $1 million of the $1.5 million balance due to Pacific Leaf by August 31, 2018. Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note (“Promissory Note”) for the remaining $0.5 million due to Pacific Leaf, which is included in Notes Payable on the Condensed Consolidated Balance Sheet as of September 30, 2018. The Promissory Note accrues interest at a rate of 6% per annum and matures on November 30, 2018. The Company has recorded interest expense of $5,425 related to the Promissory Note as of September 30, 2018.

In consideration for deferring the payment of the amounts due to Pacific Leaf, the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018 having a fair market value of $36,000. The Company made cash payments totaling $1.0 million to Pacific Leaf in August 2018 related to the Amendment and Termination Agreement. Both the $36,000 fair value of shares issued to Pacific Leaf and the $1,000,000 in cash payments made to Pacific Leaf in August 2018 are recorded in the Company’s Condensed Consolidated Statement of Operations for the Three and Six Months Ended September 31, 2018, under the other expense caption.

Because the Amendment and Termination Agreement irrevocably terminated the Pacific Leaf Royalty Agreement Royalty Agreement, the Company recorded an expense of $1,530,000 in the quarter ended September 30, 2018 related to the prepaid royalties previously recorded on the Condensed Consolidated Balance Sheet in connection with the February 2018 Agreement. The expense is included in the Other Expense caption of the Company’s Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018. In total, the Company recorded $3.0 million in Other Expense in its Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018, as summarized in the table below:

Amendment and Termination Agreement - Amounts Recorded in Other Expense	As of September 30, 2018

Prepaid royalties recorded in February 2018	$1,530,000
Cash payments made in August 2018	1,000,000
Promissory note issued to Pacific Leaf, due on or before November 30, 2018	500,000
100,000 shares common stock issued to Pacific Leaf	36,000
Settlement of convertible note payable and related accrued interest	(20,075)
Total	$3,045,925

Summary of Notes Payable

As of September 30, 2018, the following amounts were recorded in the Company’s Condensed Consolidated Balance Sheet under Notes Payable:

	As of September 30, 2018
Short-Term Notes Payable	Face Value	Discount	Net
Convertible Notes Payable to various investors	$1,257,000	$(768,605)	$488,395
6% Promissory Note due to Pacific Leaf Ventures, LP on or before November 30, 2018	500,000	-	500,000
Note Payable to William Moore and Brian Moore, current portion	233,333	(73,089)	160,245
Total Short-Term Notes Payable	$1,990,333	$(841,693)	$1,148,640

Long-Term Notes Payable
Note Payable to William Moore and Brian Moore, long-term	$311,111	$(40,536)	$270,575
Total Long-Term Notes Payable	$311,111	$(40,536)	$270,575

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

Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the net present value of the minimum lease payments as of September 30, 2018, are as follows:

	Year Ending March 31,	Total

	2019 (6 months)	$363,236
	2020	820,107
	2021	835,499
	2022	851,352
	2023	890,712
	Thereafter	8,246,770
Total minimum lease payments		12,007,676
Less: Amount representing interest		(5,807,069)
Present value of minimum lease payments		6,200,607
Less: Current maturities of capital lease obligations		(128,370)
Long-term capital lease obligations		$6,072,237

Note 6 – Capital Transactions

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and an increase in authorized capital from 250,000,000 to 400,000,000 shares.

During the six months ended September 30, 2018, the Company issued an aggregate of 53,143,382 shares of common stock, as follows:

•During the six months ended September 30, 2018, the Company received notice from convertible note holders of the conversion of notes having a total of $4,470,000 face value and $170,971 in accrued interest. Accordingly, the Company has issued 18,563,885 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $3,464,187 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $1,005,813.

•The Company issued 1,543,844 shares in exchange for consulting services and recorded a related expense of $0.7 million.

•In order to encourage the exercise of the 8,000,000 warrants issued to investors in the private offering of convertible notes dated March 2017 and the 28,804,000 warrants issued to investors in the private offering of convertible notes dated July 2017, the Company effected a temporary decrease in the exercise price of the warrants from $0.60 and $0.65, respectively, to $0.30 and $0.325 per share. As a result of the price reduction, the Company issued 12,332,750 shares of its common stock and received net proceeds of approximately $3.9 million. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of approximately $2.9 million.

•The Company issued 325,125 shares of its common stock in connection with the exercise of compensation warrants at $0.01 per share.

•On August 10, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 10,000,000 units at the price of $0.25 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of three years. On August 23, 2018, the Placement Agent’s Agreement was amended to increase the number of units offered by 10,000,000 to 20,000,000 in total, with no other changes to the agreement. Between August 10, 2018 and September 25, 2018, the Company received a total of $4.4 million in proceeds from the private placement, net of $0.6 million in brokerage fees and issued 20 million shares of its common stock and 20 million warrants to purchase one share of its common stock for a period of three years to the investors who participated in the private placement.

•During the six months ended September 30, 2018, the Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

•In connection with the Pacific Leaf Amendment and Termination Agreement (Note 4), the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018 and recorded $36,000 in other expense related to those shares.

Options and Warrants

In connection with the Placement Agent’s Agreement described above, the Company issued 2,000,000 compensation warrants to the brokers who participated in the offering and recorded a related expense of $0.6 million. Each compensation warrant is for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on October 1, 2023.

During the six months ended September 30, 2018, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.7 million in share-based compensation expense related to all outstanding options during the six months ended September 30, 2018.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of September 30, 2018, GB Sciences has made payments totaling $1,500,000 toward its obligations under the agreement.

From time to time, the Company may become involved in certain legal proceedings and claims which arise in the ordinary course of business. In management’s opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, the Company would record a reserve for the claim in question. If and when the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition, and cash flows.

Note 8 – Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 73,579,521 and 58,197,413 of potentially dilutive common shares at September 30, 2018, and September 30, 2017, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 9 – Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the six months ended September 30, 2018, the Company made payments totaling $1.06 million to Quantum Shop primarily related to the build-out of the Company’s cultivation and production facility in Baton Rouge, Louisiana.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and is renewable for a successive one-year period.  During the six months ended September 30, 2018, the Company made payments totaling $82,603 to Electrum Partners, LLC and issued 143,844 shares of its restricted stock.

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

As of September 30, 2018, the Company has advanced $253,034 under the THC Note. This amount, including accrued interest, is reported under the other assets caption on the Company’s September 30, 2018 balance sheet. Subsequent to September 30, 2018, the Company terminated its agreements with THC LLC, as further described below in Note 10.

Note 10 – Subsequent Events

Capital Transactions

Subsequent to September 30, 2018, the Company issued 241,602 shares of its common stock as the result of the following transactions:

•The Company issued 41,602 shares of its common stock to Electrum Partners, LLC, a related party, in connection with its advisory agreement.

•The Company issued 200,000 shares of its common stock to a third-party consultant under the terms of a consulting agreement.

Termination of Agreements with THC LLC

On October 15, 2018, the Company gave notice to The Happy Confections, LLC (“THC LLC”) that Company would not provide any additional financing beyond the $300,000 Credit Line granted under the Non-Revolving Credit Line Agreement dated November 1, 2017. In this notice, the Company requested that THC LLC seek to find additional sources of financing to be able to fund the manufacture of edibles. The Company further notified THC LLC that the Company would terminate the Edibles Production Agreement and all other related agreements with THC LLC if it was unable to acquire additional funding by October 22, 2018. On October 19, 2018, the Company received a response from THC LLC that it was unable to acquire additional funding. Accordingly, the Company has terminated all of its agreements with THCLLC effective October 19, 2018, and took possession of all tangible assets owned by THCLLC on October 22, 2018, as collateral for the balance owed under the Note. These assets include kitchen machinery and equipment, leasehold improvements, and inventory that will be used in the Company’s production operations at the Teco Facility. The Company is in the process of assessing the fair value of the collateral and anticipates recording a loss in October 2018 equal to the balance of the Non-Revolving Credit Line and Promissory Note in excess of the fair value of the collateral received.

Note 11 – Formation of GBS Global Biopharma

The Company plans to license some of Growblox Life Sciences LLC’s intellectual property to a newly created, wholly-owned Canadian entity, GBS Global Biopharma Inc. The entity was formed in the Province of Ontario during the quarter ended September 30, 2018 and does not currently hold any assets or have any activity to date. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

Note 12 – Non-Controlling Interests

On February 12, 2018, the Company’ wholly-owned subsidiary, GB Sciences Louisiana, LLC (“GBSLA"), issued members’ equity interests equal to 15% in GBSLA to Wellcana Group, LLC (“Wellcana”) for $3 million. Under the GBSLA operating agreement, Wellcana has the option to make additional capital contributions for the purchase of up to an additional 35% membership interest in GBSLA, at the rate of 5% membership interest per $1 million contributed.

On May 23, 2018, Wellcana made a $3.8 million capital contribution to GBSLA for the purchase of an additional 19% membership interest, increasing its ownership interest to 34%. On September 14, 2018, Wellcana made an additional capital contribution of $2.9 million, thereby increasing the non-controlling interest in GBSLA to 48.6%. The capital contributions have been used to fund the buildout of the Petroleum Drive facility and to pay for the operating costs of GBSLA.

The Company maintains a majority interest in GBSLA and continues to exercise control over the management and operations of GBSLA. Accordingly, the Company continues to consolidate GBSLA in its condensed consolidated financial statements for the three and six months ended September 30, 2018.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis is based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

The Company plans to license some of Growblox Life Sciences LLC’s intellectual property to a newly created, wholly-owned Canadian entity, GBS Global Biopharma Inc. The entity was formed in the Province of Ontario during the quarter ended September 30, 2018 and does not currently hold any assets or have any activity to date. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Gross profit	414,485	136,646	1,149,204	190,745
General and administrative expenses	4,569, 032	2,779,370	9,032,913	5,660,035
Other Income/(Expense)	(5,876,518)	(535,851)	(7,498,839)	(831,980)
Net loss attributable to non-controlling interest	(291,416)	(33,495)	(475,559)	(68,025)
Net Loss	(9,739,649)	(3,145,080)	(14,906,989)	(6,233,245)

Comparison of the Three Months Ended September 30, 2018 and 2017

Gross profit

The Company recorded gross profit of approximately $0.4 million for the three months ended September 30, 2018, as compared to $0.1 million for the same period in the prior year. The increase in gross profit is due to the Company’s Teco cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and ramping up its production to current levels with subsequent harvests.

General and administrative expenses

General and administrative expenses increased $1.8 million to $4.6 million for the three months ended September 30, 2018, compared to $2.8 million for the three months ended September 30, 2017. The increase is attributable in part to a $0.3 million increase in taxes and licenses expense due to an increase in cultivation sales and costs related to securing additional licenses for the cultivation and production of cannabis. Payroll and related expenses increased by $0.2 million due to an increased number of employees compared to the same period in the prior year. The increase is also due in part to noncash expenses of $0.6 million for the issuance of compensation warrants to the brokers involved in the August 2018 private placement. The remaining increase is attributable to increased operating costs related to new business activities at our Nevada and Louisiana facilities.

Interest expense

Total interest expense increased by $2.3 million compared to the same period in the prior year. The increase is primarily due to $3.5 million of unamortized discount recognized as interest expense upon the conversion of convertible notes.

Other expense

Total other expense increased by $3.0 million compared to the same period in the prior year. The increase is primarily due to $1.0 million paid to Pacific Leaf in connection with the July 2018 Amendment and Termination Agreement and $2.0 million in noncash expense related to that agreement.

Comparison of the Six Months Ended September 30, 2018 and 2017

Gross profit

The Company recorded gross profit of approximately $1.1 million for the six months ended September 30, 2018, as compared to $0.2 million for the same period in the prior year. The increase in gross profit is due to the Company’s Teco cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and ramping up its production to current levels with subsequent harvests.

General and administrative expenses

General and administrative expenses increased $3.4 million to $9.0 million for the six months ended September 30, 2018, compared to $5.7 million for the six months ended September 30, 2017. The increase is attributable in part to a $0.7 million increase in taxes and licenses expense due to an increase in cultivation sales and costs related to securing additional licenses for the cultivation and production of cannabis. Payroll and related expenses increased by $0.7 million due to an increased number of employees compared to the same period in the prior year. The increase is also due in part to noncash expenses of $0.6 million for the issuance of compensation warrants to the brokers involved in the August 2018 private placement and $0.6 million related to common stock issued to consultants. The remaining increase is attributable to increased operating costs related to new business activities at our Nevada and Louisiana facilities.

Interest expense

Total interest expense increased by $3.8 million compared to the same period in the prior year. The increase is primarily due to $2.4 million of unamortized discount recognized as interest expense upon the conversion of convertible notes.

Other expense

Total other expense increased by $2.9 million compared to the same period in the prior year. The increase is primarily due to $1.0 million paid to Pacific Leaf in connection with the July 2018 Amendment and Termination Agreement and $2.0 million in noncash expense related to that agreement.

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

At September 30, 2018, cash was $2.9 million, other current assets excluding cash were $3.2 million, and our working capital was $4.1 million. At the same time, current liabilities were approximately $2.1 million and consisted principally of $0.4 million in accounts payable, $0.4 million in accrued liabilities, and $1.1 million in notes payable, net of $0.8 million in discounts. At March 31, 2018, the Company had a cash balance of $3.6 million, other current assets excluding cash were $3.7 million and our working capital was $5.3 million. Current liabilities were approximately $1.9 million, which consisted principally of and $0.4 million in accounts payable, $0.5 million in accrued liabilities, and $1.1 million in notes payable, net of $5.0 million in discounts.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $6.4 million for the six months ended September 30, 2018, as compared to net cash used of $5.3 million for the six months ended September 30, 2017. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2018 and 2017, the Company used $8.2 million and $0.6 million, respectively, of cash in investing activities. The cash used in investing activities during the six months ended September 30, 2018 and 2017 was primarily for the purchase of property and equipment.

Financing Activities

During the six months ended September 30, 2018 and 2017, cash flows from financing activities totaled $14.0 million and $4.2 million, respectively. Cash flows from financing activities for the six months ended September 30, 2018, related primarily to $4.4 million in proceeds from the issuance of common stock in a private placement, $3.9 million in proceeds from warrant exercises, and $6.7 million in proceeds from non-controlling interests. Cash flows from financing activities for the six months ended September 30, 2017 related primarily to $4.1 million in proceeds from the issuance of convertible notes.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $76.0 million as of September 30, 2018, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2018, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2018, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2018, the Company issued an aggregate of 53,143,382 shares of common stock, as follows:

•During the six months ended September 30, 2018, the Company received notice from convertible note holders of the conversion of notes having a total of $4,470,000 face value and $170,971 in accrued interest. Accordingly, the Company has issued 18,563,885 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $3,464,187 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $1,005,813.

•The Company issued 1,543,844 shares in exchange for consulting services and recorded a related expense of $0.7 million.

•In order to encourage the exercise of the 8,000,000 warrants issued to investors in the private offering of convertible notes dated March 2017 and the 28,804,000 warrants issued to investors in the private offering of convertible notes dated July 2017, the Company effected a temporary decrease in the exercise price of the warrants from $0.60 and $0.65, respectively, to $0.30 and $0.325 per share. As a result of the price reduction, the Company issued 12,332,750 shares of its common stock and received net proceeds of approximately $3.9 million. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of approximately $2.9 million.

•The Company issued 325,125 shares of its common stock in connection with the exercise of compensation warrants at $0.01 per share.

•On August 10, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 10,000,000 units at the price of $0.25 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of three years. On August 23, 2018, the Placement Agent’s Agreement was amended to increase the number of units offered by 10,000,000 to 20,000,000 in total, with no other changes to the agreement. Between August 10, 2018 and September 25, 2018, the Company received a total of $4.4 million in proceeds from the private placement, net of $0.6 million in brokerage fees and issued 20 million shares of its common stock and 20 million warrants to purchase one share of its common stock for a period of three years to the investors who participated in the private placement.

•During the six months ended September 30, 2018, the Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

•In connection with the Pacific Leaf Amendment and Termination Agreement (Note 4), the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018 and recorded $36,000 in other expense related to those shares.

Subsequent to September 30, 2018, the Company issued 241,602 shares of its common stock as the result of the following transactions:

•The Company issued 41,602 shares of its common stock to Electrum Partners, LLC, a related party, in connection with its advisory agreement.

•The Company issued 200,000 shares of its common stock to a third-party consultant under the terms of a consulting agreement.

Options and Warrants

In connection with the Placement Agent’s Agreement described above, the Company issued 2,000,000 compensation warrants to the brokers who participated in the offering and recorded a related expense of $0.6 million. Each compensation warrant is for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on October 1, 2023.

During the six months ended September 30, 2018, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.7 million in share-based compensation expense related to options during the six months ended September 30, 2018.

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

GB SCIENCES, INC.

November 13, 2018	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

November 13, 2018	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)