Form 10-Q/A
period 2018-09-30
GB SCIENCES INC
filed 2018-11-16
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

(Amendment No. 1)

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or organization)	593733133 (IRS Employer I.D. No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of GB Sciences, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended September 30, 2018, filed with the Securities and Exchange Commission on November 14, 2018 (the “Form 10-Q”), is to furnish Exhibits marked 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

3.3	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
3.4	Amendment and Termination Agreement by and between GB Sciences, Inc. and Pacific Leaf Ventures, LP, dated July 28, 2018
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14 (Incorporated by reference to an exhibit to Form 10-Q filed with the Commission on November 14, 2018.)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Incorporated by reference to an exhibit to Form 10-Q filed with the Commission on November 14, 2018.)
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Incorporated by reference to an exhibit to Form 10-Q filed with the Commission on November 14, 2018.)
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Incorporated by reference to an exhibit to Form 10-Q filed with the Commission on November 14, 2018.)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GB SCIENCES, INC.

November 15, 2018	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer

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

•On August 23, 2018, the Placement Agent’s Agreement was amended to increase the number of units offered by 10,000,000 to 20,000,000 in total, with no other changes to the agreement. Between August 10, 2018 and September 25, 2018, the Company received a total of $4.4 million in proceeds from the private placement, net of $0.6 million in brokerage fees and issued 20 million shares of its common stock and 20 million warrants to purchase one share of its common stock for a period of three years to the investors who participated in the private placement.

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