Form 10-Q
period 2018-12-31
GB SCIENCES INC
filed 2019-02-19
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

There were 236,115,350 shares of common stock, par value $0.0001 per share, outstanding as of February 19, 2019.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

INDEX

 Page

PART I. FINANCIAL INFORMATION3

ITEM 1. Financial Statements3

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations19

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk24

ITEM 4.  Controls and Procedures24

PART II – OTHER INFORMATION26

ITEM 1.  Legal Proceedings26

ITEM 1A.  Risk Factors26

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds26

ITEM 3.  Defaults Upon Senior Securities27

ITEM 4.  Mine Safety Disclosures27

ITEM 5.  Other Information27

ITEM 6.  Exhibits27

SIGNATURES29

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	31-Dec-18	31-Mar-18
CURRENT ASSETS:
Cash and cash equivalents	$ 324,055	$ 3,579,700
Accounts receivable, net of allowance for doubtful accounts of $42,723 and $74,706 at December 31, 2018 and March 31, 2018, respectively	429,806	667,073
Inventory	2,832,666	1,049,372
Prepaid expenses	1,055,427	1,956,734
TOTAL CURRENT ASSETS	4,641,954	7,252,879
Property and equipment, Net	23,119,337	13,759,157
Intangible assets, net of accumulated amortization of $5,355 and $4,140 at December 31, 2018 and March 31, 2018, respectively	1,651,267	1,404,366
Deposits and prepayments	1,204,265	1,464,457
Other assets	17,824	168,895
TOTAL ASSETS	$ 30,634,647	$ 24,049,754
CURRENT LIABILITIES:
Accounts payable	$ 2,269,696	$ 371,925
Accrued interest	110,300	175,878
Accrued liabilities	413,385	316,090
Notes payable, net of unamortized discount of $730,465 and $5.0 million at December 31, 2018 and March 31, 2018, respectively	1,472,032	1,056,301
Income tax payable	737,568	-
TOTAL CURRENT LIABILITIES	5,002,981	1,920,194
Note payable, net of unamortized discount of $27,563 and $0 at December 31, 2018 and March 31, 2018, respectively	225,215	355,233
Capital lease obligations	6,035,581	6,142,606
TOTAL LIABILITIES	11,263,777	8,418,033
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 400,000,000 and 250,000,000 shares authorized, 228,071,805 and 168,616,855 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	22,807	16,862
Additional paid-in capital	90,068,083	70,961,104
Accumulated deficit	(79,760,900)	(58,229,235)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	10,329,990	12,748,731
Non-controlling interest	9,040,880	2,882,990
TOTAL STOCKHOLDERS’ EQUITY	19,370,870	15,631,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 30,634,647	$ 24,049,754

The accompanying notes are an integral part of these condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

SALES REVENUE	$ 695,764	$ 1,275,000	$ 2,728,277	$ 1,635,136
COST OF GOODS SOLD	(302,569)	(388,259)	(1,185,878)	(557,649)
GROSS PROFIT	393,195	886,741	1,542,399	1,077,487
GENERAL AND ADMINISTRATIVE EXPENSES	2,982,621	7,106,605	12,015,533	12,776,975
LOSS FROM OPERATIONS	(2,589,426)	(6,219,864)	(10,473,134)	(11,699,488)
OTHER INCOME (EXPENSE)
Interest expense	(321,149)	(1,131,466)	(4,870,182)	(1,918,264)
Other income/(expense)	(402,504)	389,151	(3,352,311)	354,308
Total other expense	(723,653)	(742,315)	(8,222,493)	(1,563,956)
NET LOSS BEFORE INCOME TAX EXPENSE	(3,313,079)	(6,962,179)	(18,695,627)	(13,263,444)
Income tax expense	(737,568)	-	(737,568)	-
NET LOSS	(4,050,647)	(6,962,179)	(19,433,195)	(13,263,444)
Net loss attributable to non-controlling interest	(287,406)	-	(762,966)	(68,025)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$ (3,763,241)	$ (6,962,179)	$ (18,670,229)	$ (13,195,419)
Net loss per share - basic and diluted	$ (0.02)	$ (0.05)	$ (0.09)	$ (0.10)
Weighted average common shares outstanding - basic and diluted	222,856,453	128,301,565	200,971,724	127,389,398

The accompanying notes are an integral part of these condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$ (19,433,195)	$ (13,263,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487,924	600,725
Stock-based compensation	2,322,630	4,623,657
Bad debt expense recovery	(18,175)	-
Amortization of debt discount and beneficial conversion feature	685,766	1,328,908
Interest expense on conversion of notes payable	3,464,187	-
Stock issued for settlement of Pacific Leaf royalty agreement	2,140,925	-
Loss on disposition of THC LLC Note	113,623	-
Gain on sale of assets	-	(357,968)
Changes in operating assets and liabilities:
Accounts Receivable	255,442	(552,501)
Prepaid expenses and other assets	704,640	(300,878)
Inventory	(1,647,252)	(518,371)
Accounts payable	1,897,771	(64,467)
Accrued expenses	756,390	481,830
Income taxes payable	737,568	-
Net cash used in operating activities	(7,531,756)	(8,022,509)
INVESTING ACTIVITIES:
Cash deconsolidated - GB Sciences Puerto Rico, LLC	-	(19,417)
Payments on capital lease obligations	(559,892)	-
Purchase of property and equipment	(9,843,521)	(1,210,481)
Change in deposits and other assets	(89,887)	(246,793)
Net cash used in investing activities	(10,493,300)	(1,476,691)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	8,823,555	-
Proceeds from issuance of debt	300,000	-
Proceeds from non-controlling interest	6,920,856	120,000
Proceeds from convertible notes payable	-	8,235,500
Payments under long-term obligations	(275,000)	(66,465)
Payments made to settle Pacific Leaf Royalty Agreement	(1,000,000)	-
Other financing activities	-	4,619
Net cash provided by financing activities	14,769,411	8,293,654
Net change in cash and cash equivalents	(3,255,645)	(1,205,546)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,579,700	2,692,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 324,055	$ 1,487,407
Non-cash transactions:
Stock issued upon conversion of long-term note payable	$ 4,640,971	$ 656,886
Stock issued to settle Pacific Leaf Royalty Agreement	$ 131,000	$ -
Capital lease obligation	$ -	$ 2,525,000
Induced dividend from warrant exercises	$ 2,861,436	$ -

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

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of approximately $79.8 million at December 31, 2018. In addition, the Company has consumed cash in its operating activities of approximately $7.5 million for the nine months ended December 31, 2018, compared to $8.0 million for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2018, convertible notes of $591,352 remained outstanding, net of discount of $665,648. The net amount is reported in Notes Payable under the current liabilities section of the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018.

Note 4– Notes Payable

6% Promissory Note due to Pacific Leaf Ventures, LP

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

Because the Amendment and Termination Agreement irrevocably terminated the Pacific Leaf Royalty Agreement, the Company recorded an expense of $1,530,000 in the quarter ended September 30, 2018 related to the prepaid royalties previously recorded on the Condensed Consolidated Balance Sheet in connection with the February 2018 Agreement. The expense is included in the Other Expense caption of the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2018.

Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note (“Promissory Note”) for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrues interest at a rate of 6% per annum and matured on November 30, 2018.

In consideration for deferring the payment of the amounts due to Pacific Leaf, the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018 having a fair market value of $36,000. The Company made cash payments totaling $1.0 million to Pacific Leaf in August 2018 related to the Amendment and Termination Agreement. Both the $36,000 fair value of shares issued to Pacific Leaf and the $1,000,000 in cash payments made to Pacific Leaf in August 2018 are recorded in the Company’s Condensed Consolidated Statement of Operations for the Three and Nine Months Ended December 31, 2018, under the other expense caption.

On December 21, 2018, the company made a $100,000 payment on the promissory note. The payment was applied to interest accrued to date of $12,164 and the remaining $87,836 was applied to the principal balance of the Note. As of December 31, 2018, the principal balance of the Note was $412,164 and is recorded in the short-term notes payable caption on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2018. Interest continues to accrue at 6% on the unpaid balance and as of December 31, 2018, $677.53 related to the Note was recorded in accrued interest on the Company’s Condensed Consolidated Balance Sheet.

On December 21, 2018, the Company also issued 500,000 shares of its common stock to Pacific Leaf in consideration for further deferral of repayment of the Note. The Company recognized $95,000 in expense related to the shares issued, which is recorded in the Company’s Condensed Consolidated Statement of Operations for the Three and Nine Months Ended December 31, 2018, under the other expense caption.

In total, the Company recorded $3.1 million related to the Amendment and Termination Agreement in Other Expense in its Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2018, as summarized in the table below:

Amendment and Termination Agreement -	As of
Amounts Recorded in Other Expense	December 31, 2018

Prepaid royalties recorded in February 2018	$1,530,000
Cash payments made in August 2018	1,000,000
Promissory note issued to Pacific Leaf, due on or before November 30, 2018	500,000
100,000 shares common stock issued to Pacific Leaf	36,000
Settlement of convertible note payable and related accrued interest	(20,075)
500,000 shares common stock issued to Pacific Leaf on December 21, 2018	95,000
Total	$3,140,925

Note due to BCM MED, LLC

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA will make eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month commencing in April 2019. GBSLA will make the 9th and final installment payment in the amount of $33,333 on or before the 10th business day of December 2019. The aggregate amount of the installment payments from GBSLA to BCM MED shall be equal to the loan amount. GBSLA has the option to defer one monthly installment payment to the first day of the following calendar month.

Summary of Notes Payable

As of December 31, 2018, the following notes payable were recorded in the Company’s Condensed Consolidated Balance Sheet:

	As of December 31, 2018
Short-Term Notes Payable	Face Value	Discount	Carrying Value
Convertible Notes Payable to various investors	$1,257,000	$(665,648)	$591,352
6% Promissory Note due to Pacific Leaf Ventures, LP	412,164	-	412,164
Note Payable to William Moore and Brian Moore, current portion	233,333	(64,818)	168,516
Note Payable - BCM Med	300,000	-	300,000
Total Short-Term Notes Payable	$2,202,498	$(730,466)	$1,472,032

Long-Term Notes Payable
Note Payable to William Moore and Brian Moore, long-term	$252,778	$(27,563)	$225,215
Total Long-Term Notes Payable	$252,778	$(27,563)	$225,215

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

Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the net present value of the minimum lease payments as of December 31, 2018, are as follows:

	Year Ending March 31,	Total

	2019 (3 months)	$178,484
	2020	820,107
	2021	835,499
	2022	851,352
	2023	890,712
	Thereafter	8,246,770
Total minimum lease payments		11,822,924
Less: Amount representing interest		(5,651,347)
Present value of minimum lease payments		6,171,577
Less: Current maturities of capital lease obligations		(135,996)
Long-term capital lease obligations		$6,035,581

Note 6 – Capital Transactions

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and an increase in authorized capital from 250,000,000 to 400,000,000 shares.

During the nine months ended December 31, 2018, the Company issued an aggregate of 59,454,950 shares of common stock, as follows:

•During the nine months ended December 31, 2018, the Company received notice from convertible note holders of the conversion of notes having a total of $4,470,000 face value and $170,971 in accrued interest. Accordingly, the Company has issued 18,563,885 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $3,464,187 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $1,005,813.

•The Company issued 3,885,412 shares in exchange for past and future consulting services and recorded a related expense of $0.9 million and recorded $0.3 million in prepaid expenses. The shares and services were valued at the closing price of the Company’s common stock on the dates granted under the related consulting agreements.

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

•On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. Between December 4, 2018 and December 31, 2018, the Company received a total of $452,835 in proceeds from the private placement, net of $67,665 in brokerage fees and issued 3.5 million shares of its common stock and 3.5 million warrants to purchase one share of its common stock at the amended terms to the investors who participated in the private placement.

•During the nine months ended December 31, 2018, the Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

•In connection with the Pacific Leaf Amendment and Termination Agreement (Note 4), the Company issued 600,000 shares of its common stock, 100,000 shares on July 31, 2018 at the time of the Amendment and 500,000 shares on December 21, 2018 upon deferment of payment on the $0.5 million promissory note. The company recorded $131,000 in other expense related to those shares.

Options and Warrants

In connection with the Placement Agent’s Agreement dated August 10, 2018 and as amended August 23, 2018, the Company issued 2,000,000 compensation warrants to the brokers who participated in the offering and recorded a related expense of $0.6 million. Each compensation warrant is for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on October 1, 2023.

During the nine months ended December 31, 2018, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.8 million in share-based compensation expense related to all outstanding options during the nine months ended December 31, 2018.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of December 31, 2018, GB Sciences has made payments totaling $1,500,000 toward its obligations under the agreement.

On December 1, 2018, the Company entered into an agreement with EMLL Group, LLC. Upon commencement of future business advisory and consulting services, we will issue warrants to purchase 8 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $969,197 using the Black-Scholes valuation model and will recognize the expense at the time that EMLL Group provides the services. No services have been provided as of December 31, 2018.

On December 6, 2018, the Company entered into an agreement with SylvaCap Media. Upon commencement of future business advisory and consulting services, we will issue warrants to purchase 2 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $244,000 using the Black-Scholes valuation model and will recognize the expense at the time that SylvaCap Media provides the services. No services have been provided as of December 31, 2018. In connection with the agreement, the Company will also pay a $10,000 monthly fee for 12 months and issue 4 million restricted shares of the Company’s common stock. 2 million shares were due on the date of the contract and have been issued to the consultant. The remaining 2 million shares will be issued on June 6, 2018.

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

Note 8 – Income Taxes

The Company’s effective tax rate was -4.0% and 0% for the nine months ended December 31, 2018 and 2017, respectively.

Income tax expense was $737,568 for the nine months ended December 31, 2018. This amount includes $211,423 attributable to current year income taxes, $510,647 attributable to the tax year ended March 31, 2018, and $15,498 in tax penalties attributable to the year ended March 31, 2018. Income tax expense was $0 for the nine months ended December 31, 2017.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of December 31, 2018, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

The Company’s income tax payable was $737,568 as of December 31, 2018, and $0 as of December 31, 2017. The increase in income taxes payable is based on current quarter projections of estimated taxable income and a tax liability attributable to the March 31, 2018 tax year.

As of December 31, 2018, the Company had approximately $34.5 million of federal net operating loss carryforwards (“NOLs”) which will begin to expire in 2025. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities.

Because the Company operates in the legal cannabis industry, it is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of NOLs. The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Note 9 – Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 108,999,521 and 84,116,413 shares of potentially dilutive common shares at December 31, 2018, and December 31, 2017, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Note 10 – Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the nine months ended December 31, 2018, the Company made payments totaling $1.1 million to Quantum Shop primarily related to the build-out of the Company’s cultivation and production facility in Baton Rouge, Louisiana.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and was renewed for a successive one-year period on March 31, 2018.  During the nine months ended December 31, 2018, the Company made payments totaling $73,904 to Electrum Partners, LLC and issued 285,412 shares of its restricted stock at an expense of $99,596. Subsequent to December 31, 2018, the Company terminated its agreement with Electrum Partners, LLC, as described in Note 11 below.

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

As of December 31, 2018, the Company has advanced $253,034 under the THC Note. On October 15, 2018, the Company gave notice to The Happy Confections, LLC (“THC LLC”) that Company would not provide any additional financing beyond the $300,000 Credit Line granted under the Non-Revolving Credit Line Agreement dated November 1, 2017. In this notice, the Company requested that THC LLC seek to find additional sources of financing to be able to fund the manufacture of edibles. The Company further notified THC LLC that the Company would terminate the Edibles Production Agreement and all other related agreements with THC LLC if it was unable to acquire additional funding by October 22, 2018. On October 19, 2018, the Company received a response from THC LLC that it was unable to acquire additional funding. Accordingly, the Company has terminated all of its agreements with THCLLC effective October 19, 2018 and took possession of all tangible assets owned by THCLLC on October 22, 2018, as collateral for the balance owed under the Note. These assets include kitchen and production machinery and equipment, leasehold improvements, and inventory that will be used in the Company’s production operations at the Teco Facility.

The Company assessed the Fair Value of the machinery and equipment received at $139,411 and has capitalized that amount in fixed assets during the quarter ended December 31, 2018. All of the machinery and equipment received from THC LLC was placed in service for use in the Company’s production facility during December 2018. The Company also recorded $113,623 as other expense in its Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2018, which represents the remaining balance of the outstanding note receivable from THC LLC.

Note 11 – Formation of GBS Global Biopharma

The Company plans to license some of Growblox Life Sciences LLC’s intellectual property to a newly created, wholly-owned Canadian entity, GBS Global Biopharma Inc. The entity was formed in the Province of Ontario during the nine months ended December 31, 2018 and does not currently hold any assets or have any activity to date. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

Note 12 – Non-Controlling Interests

On February 12, 2018, the Company’s wholly-owned subsidiary, GB Sciences Louisiana, LLC (“GBSLA"), issued members’ equity interests equal to 15% in GBSLA to Wellcana Group, LLC (“Wellcana”) for $3 million. Under the GBSLA operating agreement, Wellcana has the option to make additional capital contributions for the purchase of up to an additional 35% membership interest in GBSLA, at the rate of 5% membership interest per $1 million contributed.

During the nine months ended December 31, 2018, Wellcana made additional capital contributions totaling $6.9 million, thereby increasing its membership interest in GBSLA to 49.6%. Subsequent to December 31, 2018, Wellcana contributed an additional $0.1 million, increasing its membership interest to 49.99%. The capital contributions have been used to fund the buildout of the Petroleum Drive facility and to pay for the operating costs of GBSLA.

The Company maintains a majority interest in GBSLA and continues to exercise control over the management and operations of GBSLA. Accordingly, the Company continues to consolidate GBSLA in its condensed consolidated financial statements for the three and nine months ended December 31, 2018.

Note 13 – Subsequent Events

Capital Transactions

Subsequent to December 31, 2018, the Company issued 8,043,545 shares of its common stock as the result of the following transactions:

•The Company received $1.2 million in connection with the December 2018 Placement Agent’s Agreement and issued 7,971,667 shares of its common stock and 7,971,667 warrants to purchase one share of common stock at $0.30 per share for a period of five years to the investors participating in the private placement.

•The Company issued 71,878 shares of its common stock to Electrum Partners, LLC, a related party, in connection with its advisory agreement.

Termination of Agreement with Electrum Partners, LLC

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and was renewed for a successive one-year period on March 31, 2018. The Company has the option to terminate the agreement at any time upon 30 days’ notice. On January 29, 2019, the Company provided Electrum Partners with notice of the agreement’s termination effective February 28, 2019.

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

On February 1, 2017, we filed a second patent application for the Treatment of Chronic Arthritis, Crohn's Disease, Inflammatory Bowel Disease, and Asthma; Proprietary Cannabinoid-Containing Complex Mixtures for the Treatment of Inflammatory Disorders. The current provisional patent application covers cannabinoid-containing complex mixtures ("CCCM") capable of preventing and treating a spectrum of inflammatory disorders. The application focuses on the use of CCCM to disrupt the signaling pathways in certain immune cells that lead to the initiation and maintenance of inflammatory responses. Both common and uncommon inflammatory disorders, ranging from chronic arthritis to acute responses to insect stings, are likely to be effectively targeted by this therapeutic approach.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Gross profit	$393,195	$886,741	$1,542,399	$1,077,487
General and administrative expenses	2,982,621	7,106,605	12,015,533	12,776,975
Other Income/(Expense)	(723,653)	(742,315)	(8,222,493)	(1,563,956)
Income tax expense	(737,568)	-	(737,568)	-
Net loss attributable to non-controlling interest	(287,406)	-	(762,966)	(68,025)
Net Loss	$(3,763,241)	$(6,962,179)	$(18,670,229)	$(13,195,419)

Comparison of the Three Months Ended December 31, 2018 and 2017

Gross profit

The Company recorded gross profit of approximately $0.4 million for the three months ended December 31, 2018, as compared to $0.9 million for the same period in the prior year. The decrease in gross profit was caused by lower sales during the quarter ended December 31, 2018. Our Teco Cultivation Facility in Las Vegas, NV sold 135 pounds of finished goods inventory in the quarter ended December 31, 2018 compared to 701 pounds during the quarter ended December 31, 2017.

General and administrative expenses

General and administrative expenses decreased $4.1 million to $3.0 million for the three months ended December 31, 2018, compared to $7.1 million for the three months ended December 31, 2017. The decrease is attributable in part to a $1.0 million decrease in expense for stock issued to consultants and a $2.0 million decrease in expense for compensation warrants issued to the brokers in the Company’s private placements. In addition, there was a $0.5 million decrease in share-based compensation expense for options issued to employees.

Interest expense

Total interest expense decreased by $0.8 million compared to the same period in the prior year. The decrease is primarily due to $0.5 million of unamortized discount recognized as interest expense upon the conversion of convertible notes in the prior year quarter and decreased face interest and amortization of discount on convertible notes outstanding due to the majority of convertible notes already having been converted prior to the current quarter.

Other expense

Total other expense was $0.4 million compared to $0.4 million of other income in the same period prior year. The increase is primarily due to a $0.4 million gain on deconsolidation of GB Sciences Puerto Rico, LLC recorded in the prior year quarter and other expense recognized during the current year quarter related to the Company’s Amendment and Termination Agreement with Pacific Leaf Ventures, LP.

Comparison of the Nine Months Ended December 31, 2018 and 2017

Gross profit

The Company recorded gross profit of approximately $1.5 million for the nine months ended December 31, 2018, as compared to $1.1 million for the same period in the prior year. The increase in gross profit is due to the Company’s Teco cultivation facility located in Las Vegas, NV harvesting its first cannabis in May 2017 and having seven months of sales in the prior year period compared to nine months of sales in the current period.

General and administrative expenses

General and administrative expenses decreased $0.8 million to $12.0 million for the nine months ended December 31, 2018, compared to $12.8 million for the nine months ended December 31, 2017. The decrease is largely attributable to lower costs of equity compensation for consultants and employees during the current year.

Interest expense

Total interest expense increased by $3.0 million to $4.9 million compared to $1.9 million in the same period in the prior year. The increase is primarily due to $3.5 million of unamortized discount recognized as interest expense upon the conversion of convertible notes during the current year.

Other expense

Total other expense increased by $3.7 million compared to the same period in the prior year. The increase is primarily due to $1.0 million paid to Pacific Leaf in connection with the July 2018 Amendment and Termination Agreement and $2.1 million in noncash expense related to that agreement.

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

At December 31, 2018, cash was $0.3 million, other current assets excluding cash were $4.3 million, and our working capital was $(0.4) million. At the same time, current liabilities were approximately $5.0 million and consisted principally of $2.3 million in accounts payable, $0.5 million in accrued liabilities, $1.5 million in notes payable, net of $0.7 million in discounts, and $0.7 million in income tax payable. At March 31, 2018, the Company had a cash balance of $3.6 million, other current assets excluding cash were $3.7 million and our working capital was $5.3 million. Current liabilities were approximately $1.9 million, which consisted principally of and $0.4 million in accounts payable, $0.5 million in accrued liabilities, and $1.1 million in notes payable, net of $5.0 million in discounts.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $7.5 million for the nine months ended December 31, 2018, as compared to net cash used of $8.0 million for the nine months ended December 31, 2017. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2018 and 2017, the Company used $10.5 million and $1.5 million, respectively, of cash in investing activities. The cash used in investing activities during the nine months ended December 31, 2018 and 2017 was primarily for the purchase of property and equipment.

Financing Activities

During the nine months ended December 31, 2018 and 2017, cash flows from financing activities totaled $14.8 million and $8.3 million, respectively. Cash flows from financing activities for the nine months ended December 31, 2018, related primarily to $4.8 million in proceeds from the issuance of common stock in private placements, $3.9 million in proceeds from warrant exercises, and $6.9 million in proceeds from non-controlling interests. Cash flows from financing activities for the nine months ended December 31, 2017 related primarily to $8.2 million in proceeds from the issuance of convertible notes.

GOING CONCERN

The unaudited interim financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $79.8 million as of December 31, 2018, and further losses are anticipated in the development of the business raising substantial doubt about the ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt and equity securities. The financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or

1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2018, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2018, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2018, the Company issued an aggregate of 59,454,950 shares of common stock, as follows:

•During the nine months ended December 31, 2018, the Company received notice from convertible note holders of the conversion of notes having a total of $4,470,000 face value and $170,971 in accrued interest. Accordingly, the Company has issued 18,563,885 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $3,464,187 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $1,005,813.

•The Company issued 3,885,412 shares in exchange for past and future consulting services and recorded a related expense of $0.8 million and recorded $0.3 million in prepaid expenses. The shares and services were valued at the closing price of the Company’s common stock on the dates granted under the related consulting agreements.

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

•On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. Between December 4, 2018 and December 31, 2018, the Company received a total of $452,835 in proceeds from the private placement, net of $67,665 in brokerage fees and issued 3.5 million shares of its common stock and 3.5 million warrants to purchase one share of its common stock at the amended terms to the investors who participated in the private placement.

•During the nine months ended December 31, 2018, the Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

•In connection with the Pacific Leaf Amendment and Termination Agreement (Note 4), the Company issued 600,000 shares of its common stock, 100,000 shares on July 31, 2018 at the time of the Amendment and 500,000 shares on December 21, 2018 upon deferment of payment on the $0.5 million promissory note. The company recorded $131,000 in other expense related to those shares.

Options and Warrants

In connection with the Placement Agent’s Agreement dated August 10, 2018 and as amended August 23, 2018, the Company issued 2,000,000 compensation warrants to the brokers who participated in the offering and recorded a related expense of $0.6 million. Each compensation warrant is for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on October 1, 2023.

During the nine months ended December 31, 2018, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.8 million in share-based compensation expense related to all outstanding options during the nine months ended December 31, 2018.

During December 2018, the Company signed agreements with two consultants for the performance of future services which is anticipated to begin within the next few months.  Upon commencement of those services, the Company will issue warrants to purchase 10,000,000 shares of its common stock at $.1125 per share for a period of ten years. The warrants have an aggregate fair value of $1.2 million. No services have been provided to date under the related consulting agreements.

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

GB SCIENCES, INC.

February 19, 2019	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

February 19, 2019	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)