Form 10-K
period 2019-03-31
GB SCIENCES INC
filed 2019-07-15
CIK 1165320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 30, 2018, was approximately $71.0 million.

The shares outstanding on July 15, 2019 were 246,252,769.

Documents Incorporated by Reference

None

GB SCIENCES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I4

ITEM 1. DESCRIPTION OF BUSINESS4

ITEM 1A. RISK FACTORS12

ITEM 1B. UNRESOLVED STAFF COMMENTS22

ITEM 2. PROPERTY22

ITEM 3. LEGAL PROCEEDINGS22

ITEM 4. MINE SAFETY DISCLOSURES23

PART II23

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES23

ITEM 6. SELECTED FINANCIAL DATA26

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION26

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK36

ITEM 8. FINANCIAL STATEMENTS36

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES66

ITEM 9A. CONTROLS AND PROCEDURES66

ITEM 9B. OTHER INFORMATION68

PART III68

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE68

ITEM 11. EXECUTIVE COMPENSATION71

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS75

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE76

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES76

PART IV77

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES77

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of GB Sciences, Inc., a Nevada corporation and its subsidiaries (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, believes”, “estimates”, “predicts” or “continue”, which list is not meant to be all-inclusive and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (i) product demand, market and customer acceptance of any or all of the Company’s products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv) competition pricing and development difficulties, (v) ability to increase cultivation production, (vi) the timing and extent of changes in prices for medical cannabis, (vii) agricultural risks of growing and harvesting medical cannabis, (viii) the availability of equipment, such as extraction equipment, (ix) the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity, (x) and general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate cash flow and near-term profitability, we cultivate and dispense cannabis for medical and recreational purposes in Nevada and Louisiana. Additionally, we intend to cultivate and dispense cannabis in other states which permit such sales and in which we and our operating partners are able to obtain cultivation and dispensing licenses.

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through its wholly-owned, Canadian subsidiary, GBS Global Biopharma, Inc. (GBSGB), the Company has conducted ground-breaking research embracing the complexity of the whole plant led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer, and Dr. Helen Turner, Vice President of Innovation and Dean of the Science and Technology Department at Chaminade University.  Small-Howard and Turner posited that complex mixtures of cannabinoids and terpenes that are derived from native mixtures in the cannabis plant, but with precise optimizations, would provide more targeted and effective treatments for specific disease conditions than either single cannabinoids or whole plant formulations.  They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain.

GBSGB’s drug discovery process combines: 1) HTS: high throughput screening of tens of thousands of combinations of compounds derived from specific chemovars of the cannabis plant in well-established cellular models of diseases, and 2) NPP: a proprietary Network Pharmacology Platform algorithm for the prediction of complex therapeutic mixtures that the Company spent two-and-a-half-years training and testing against cell assay data. This combined approach to drug discovery increases research efficiency and accuracy reducing the time from ideation to patenting from 7 years to 1.5 years. Screening of cannabis-based mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring cannabis chemovars and the use of live models for these diseases that have been well established by other researchers. First, the Company finds chemovars that show some therapeutic activity, and then refines these natural mixtures to optimize their effectiveness in cellular assays by removing compounds that do not act synergistically with the others in the mixtures.  The Company also use its internally-validated Network Pharmacology Platform to prioritize and eliminate some potential combinations, which reduces the time in the discovery period.

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients, and GBSGB has a series of patents containing cannabis-derived complex mixtures that act as therapeutic agents for specific disease categories, as described below. GBSGB’s patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures.

Executive Summary of Research & Development Progress by GBS Global Biopharma, Inc. (“GBSGB”)

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both discovery research and product development programs. Both lead Rx programs in Parkinson’s disease and chronic neuropathic pain are now in preclinical animal studies with Dr. Lee Ellis of the NRC in Halifax. For chronic neuropathic pain, GBSGB is testing its Myrcene-Containing Complex Mixtures (MCCM) both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures. For Parkinson’s disease, the initial clinical prototypes of GBSGB Cannabinoid-Containing Complex Mixtures (CCCM) are being formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet technology. Catalent has reported that the prototypes passed the initial Feasibility Testing Phase, and Catalent is now working on the Proof of Concept Study with our GBS101.PD, GBS102.PD, and GBS103.PD formulations. Three new patent applications were filed, two new patent applications are being prepared for filings, and we have licensed another patented delivery method, oral thin films. We are also raising awareness of our work through six peer-reviewed journal articles and a dozen presentations at national and international meetings. Favorable Research Updates from our university collaborators reveal the promise in our discovery programs with Michigan State University (HIV-Associated Neurodegenerative Disorder), Chaminade University (Neuropathic Pain, Metabolic Syndrome), the University of Athens, Greece (Cannabis Metabolomics), and the University of Seville, Spain (Time-Released Nanoparticles). The University of Seville has completed functional testing on nanoparticles containing myrcene, nerolidol, and beta-caryophyllene. In these cell-based assays, the effectiveness and kinetics of the nanoparticle-forms of these terpenes were compared with the “naked” terpenes both individually and in mixtures. In all cases, the effectiveness of the nanoparticles were superior to the naked terpenes, however, the mixtures were dramatically more effective than the individuals. These results from Seville are very promising as these nanoparticles are now entering the animal testing phase at the NRC in Halifax.

Intellectual Property Portfolio

GBSGB retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property. The following patents have been filed to date:

Four USPTO & WIPO Patent Applications

Title:CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Application No. 15/729,565; WIPO Application number: PCT/US17/SS989

Filed: October 10, 2017; Inventors: Andrea Small-Howard et al.

Claims benefit of U.S. Patent Application No. 62/406,764 filed October 11, 2016

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Application No.15/885,620;WIPO Application number: PCT/US18/016296

Filed: January 31, 2018; Inventors: Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application No. 62/453,161 filed February 1, 2017

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Application No. 15/986,316; WIPO Patent Application No. PCT/US2018/033956

Filed: May 22, 2018; Inventors: Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application No. 62/509,546 filed May 22, 2017

Title: TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES

U.S. Patent Application No.: 16/420,004; WIPO Patent Application No.: PCT/US2019/033618

Filed: May 22, 2019; Inventors: Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application No. 62/674,843 filed May 22, 2018

Two Provisional USPTO Patent Applications

Title: DIVERSE TRPV1 RESPONSES TO CANNABINOIDS

U.S. Patent Application No.: 62/849,719

Filed: May 17, 2019; Inventors: Andrea Small-Howard, et al.

Title: THERAPEUTIC NANOPARTICLES ENCAPSULATING MYRCENE

U.S. Patent Application No.: 62/757,660

Filed:  November 8, 2018; Inventors: Andrea Small-Howard, et al.

Three Licensed Patents for Intellectual Property Portfolio

Title: METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY.

Inventor: Alexander Stokes;Assignee: University of Hawai’i

Commercialization rights licensed to Makai Biotech, LLC

Sublicensed by Makai Biotech, LLC to GBS Global Biosciences, Inc.

Status: Granted in the following territories on the corresponding dates

U.S. Patent Number: 9,084,786;Issued: July 21, 2015

European Union Patent Number: 2,635,281;Granted: March 14, 2018

Hong Kong Patent Application Number: 14102182.8; Granted: March 14, 2018

IN Patent Application Number: 1404/KOLNP/2013; Continuation Application Serial No.:  16/181204

Title METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION

Inventors: Martin Banderas, Lucia; Fernandez Arevala, Mercedes; Berrocoso, Dominguez, Esther; and Mico Segura, Juan Antonio

Assignees: Universidad de Sevilla, Universidad de Cadiz, and Centro de Investigacion Biomedica En Red (CIBER)

Exclusive worldwide license held by GBS Global Biopharma, Inc.

WIPO/PCT Application: WO 2016/128591

Filed: August 18, 2016

Claims benefit of Spanish Patent Application no. ES 2582287

Filed: September 2, 2015

U.S. Patent Application 15/549,653

Europe Patent Application EP3257503

Canada Patent Application CA2976040

INGESTIBLE FILMS HAVING SUBSTANCES FROM HEMP OR CANNABIS

USPTO Patent Number: 10, 265,362;

Issued: April 23, 2019; Inventor: Scott Schaneville

Non-exclusive worldwide license held by GBS Global Biopharma, Inc. through GB Sciences, Inc.

Three Additional Near-Term Patent Applications:

GBS Global has data sets for three new provisional patent applications to be filed in Q3 and Q4 of 2019, as follows:

Title: POLY-PHARMACEUTICAL MIXTURES FOR CHRONIC PAIN BASED ON CLASSIFICATIONS OF CANNABINOIDS AND TERPENOIDS INTO COMPLEMENTS OR COMPETITORS BASED ON THEIR BINDING-SITES ON PAIN-SENSING RECEPTORS

Filing Date: July 1, 2019 (anticipated);Inventors: Andrea Small-Howard, et al.

Title: METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES CONTAINING COMPLEX MIXTURES OF CANNABINOIDS AND TERPENOIDS FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION

Filing Date:       August 1, 2019 (anticipated); Inventors: Andrea Small-Howard, et al.

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF HIV-ASSOCIATED NEURODEGENERATIVE DISORDERS (HAND)

Filing Date: December 1, 2019 (anticipated); Inventors: Andrea Small-Howard, et al.

Partnering Strategy

GBSGB runs a lean drug development program and minimizes expenses, including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment), through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Through these research and development agreements, GBSGB has created a virtual pipeline for the further development of novel medicines extracted from the cannabis plant. The partners bring both expertise and infrastructure at a reasonable cost to the life sciences program. GBSGB has also negotiated with these partners to keep 100% of the ownership of the IP within GBSGB for original patent filings.

GBSGB currently has active and on-going research agreements with the following institutions covering the indicated areas of research:

•    Chaminade University: Broad-based research program to support the drug discovery platform that has yielded most of GBSGB’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic pain and chronic pain.

•    Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use as an adjunctive therapy to anti-retroviral cocktails for HIV/AIDS patients and to define CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). The initial screens are producing positive results.

•    University of Athens: Broad-based metabolomics analysis of over 100 cannabis genotypes including both hemp and THC-producing cannabis varieties, in combination with GBSGB’s bioassay data linking genotypes and potential disease-remediations. This project has the potential to define active ingredients from plant-derived mixtures beyond the standard cannabinoids and terpenoids. The discovery potential is huge.

•    The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Two animal-phase studies are being performed by Dr. Lee Ellis’ group at the NRC. An animal safety and efficacy study was initiated in Q4 of 2018 for GBSGB’s Parkinson’s disease therapies, and a safety and efficacy study in animals for GBSGB’s Chronic Neuropathic Pain (NP) formulas was initiated in Q1 of 2019.

•    The University of Seville: Development and functional testing of time-released and disease-targeted nanoparticles of cannabis-based complex mixtures for oral administration.

•    The University of Cadiz: Testing the safety and efficacy of the above-mentioned polymeric nanoparticles in rodent models.

•    University of Hawaii: Validating the efficacy of a complex cannabis-based mixture for the treatment of cardiac hypertrophy and cardiac disease in a rodent model.

The Company also has consulting agreements with the following subject matter experts:

•    Dr. Zoltan Mari, Section Head, Nevada Movement Disorders Program & Lee Pascal Parkinson's Disease Scholar at Cleveland Clinic, who will oversee the phase 0 human Parkinson’s disease trial and protocols.

•    Dr. Ziva Cooper, UCLA, Research Director, UCLA Cannabis Research Initiative, will design GBSGB’s human neuropathic and chronic pain trials and provide strategic guidance on clinical development of these products.  For nearly a decade, Dr. Cooper has been building on her training in preclinical models of drug dependence and developing an expertise in human laboratory studies on cannabis, cannabinoids, opioids, and cocaine while maintaining research projects in animal models of substance use. Her current research investigates the direct neurobiological effects of emerging drugs of abuse, including synthetic cannabinoids in laboratory animals and the direct physiological and behavioral effects of cannabinoids as they pertain to both their abuse potential and potential therapeutic effects in double-blind, placebo controlled human laboratory studies. Dr. Cooper’s research is funded by the National Institute on Drug Abuse.

Path to Market: Drug Development Stages and Proposed Clinical Trials

GBSGB has cannabis-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also licensed therapeutic products that the Company intends to develop through partners, labeled Partner Programs.

The completion of pre-clinical studies, clinical trials, and obtaining FDA-approvals for pharmaceutical products is traditionally a long and expensive process. However, GBSGB asserts that its drug development program, novel regulatory strategy, experienced development partners, and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. GBSGB’s original patent applications cover new chemical entities (“NCE”) based on complex combinations of plant-derived compounds. Its Exploratory IND/Phase 0 Program gets the Company to First-in-Man sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study, which compares the efficacies of multiple related cannabis-based formulations, the Company plans to advance the lead drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. GBSGB has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and other scientific researchers to increase developmental efficiencies. If and when one or more of GBSGB’s drugs, therapies or treatments are approved by the FDA, GBSGB will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

GBSGB plans to use a combination of FDA-registered human clinical trials, as described in detail above, and pilot human studies in the development of its therapeutic product portfolio. Early in product development, human pilot studies that are fully-compliant with state medical cannabis programs will be used to gather early data on safety and efficacy that can later be referenced in the next phase of product development. GBSGB may be able to produce and sell the early products that prove efficacious, through licensing agreements with cannabis companies in other US states and countries that have legalized cannabis programs.  GBSGB believes that these pilot studies will provide significant value by reducing the cost of commercialization, more rapidly putting effective drugs in the hands of patients, and accelerating by years the monetization of research. GBSGB’s goal is to be the perfect partner to those companies with greater resources and experience in the marketing and distribution of medications worldwide.

There can be no assurance that we will ever be able to enter into any joint ventures or other arrangements with third parties to finance our drug development program or that if we are able to do so, that any of our projected therapies will ever be approved by the FDA. Even if we obtain FDA approval for a therapy, there can be no assurance that it could be successfully marketed or would not be superseded by another cannabis-based therapy produced by one or more of our competitors. It also may be anticipated that even if we enter into a joint venture development with a financially stable pharmaceutical or institutional partner, we will still be required to raise significant additional capital in the future to achieve the strategic goals of GBSGB. There can be no assurance that we will be able to obtain such additional capital on reasonable terms, if at all. If GBSGB fails to achieve its goal of producing one or more cannabis-based pharmaceuticals or therapies, it would have a material adverse effect on our future financial condition and business prospects.

Description of Operations

Our wholly owned subsidiary GB Sciences Nevada, LLC (“GBSN”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues of $10 million.

Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018. On February 21, 2018, the Company received its recreational production license and began full production operations in its Las Vegas facility.

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

As of March 31, 2019, the Company has advanced $253,034 under the THC Note. On October 15, 2018, the Company gave notice to The Happy Confections, LLC (“THC LLC”) that Company would not provide any additional financing beyond the $300,000 Credit Line granted under the Non-Revolving Credit Line Agreement dated November 1, 2017. In this notice, the Company requested that THC LLC seek to find additional sources of financing to be able to fund the manufacture of edibles. The Company further notified THC LLC that the Company would terminate the Edibles Production Agreement and all other related agreements with THC LLC if it was unable to acquire additional funding by October 22, 2018. On October 19, 2018, the Company received a response from THC LLC that it was unable to acquire additional funding. Accordingly, the Company has terminated all of its agreements with THCLLC effective October 19, 2018 and took possession of all tangible assets owned by THCLLC on October 22, 2018, as collateral for the balance owed under the Note. These assets include kitchen and production machinery and equipment, leasehold improvements, and inventory that will be used in the Company’s production operations at the Teco Facility.

The Company assessed the Fair Value of the machinery and equipment received at $139,411 and has capitalized that amount in fixed assets as of March 31, 2019. All of the machinery and equipment received from THC LLC was placed in service for use in the Company’s production facility in December 2018. The Company also recorded $113,623 as other expense in its Consolidated Statement of Operations for the year ended March 31, 2019, which represents the remaining balance of the outstanding note receivable from THC LLC.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of March 31, 2019, GB Sciences has made payments totaling $1,500,000 toward its obligations under the agreement.

On September 21, 2018, the Company formed a wholly owned subsidiary, GBS Global Biopharma, Inc., in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBS Global Biopharma, Inc., whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBS Global Biopharma, Inc. in exchange for a promissory note in the amount of $1,435,700. The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

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

In contrast to federal policy, there are currently thirty-three states and the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation.

Employees

As of March 31, 2019, we employed fifty-six employees consisting of management and support staff.

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

Our independent auditors’ report for the fiscal years ended March 31, 2019 and 2018 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended March 31, 2019 and 2018 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses and has generated limited revenue since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2019 and 2018, we incurred net losses of approximately $23.7 million and $23.0 million respectively, and we had an accumulated deficit of $84.7 million and $58.2 million respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

The current policy and regulations of the Federal government and its agencies, including the U.S. Drug Enforcement Agency and the FDA, are that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of Federal law. Although thirty-three states and District of Columbia have passed legislation permitting the cultivation and dispensing of medical cannabis, these laws are, in many jurisdictions, subject to strict regulation and limitations and are still being developed. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the ability of the Company to develop its business plan even though it is allowed by state regulation in the various states in which the Company intends to operate. Although research and development in the growing and processing of cannabis products for medicinal purposes and in seeking to obtain state permits for the cultivation and sale of cannabis products are not in violation of Federal law, our business plan to conduct our Solutions and Products divisions, even if conducted within the parameters of any state licenses or permits we are able to obtain, will violate federal laws, as currently in effect. Accordingly, although the Company was successful in obtaining a cultivation and production license in Nevada or other states and operates pursuant to such licenses, if federal law does not change, we believe the Company will at that time be in violation of federal law. If existing federal laws are enforced by the United States Department of Justice or the FDA, it is likely that our proposed business will be significantly and materially adversely affected.

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

Currently, thirty-three states and the District of Columbia allow the use of medicinal cannabis.   While we believe that the number of states that allow the use of medicinal cannabis will grow, there can be no assurance that it will, and if it does not, there can be no assurance that the thirty-three existing states and/or the District of Columbia won’t reverse their position and disallow it.  If either of these things happens, then not only will the growth of our business be materially impacted, we may experience declining revenue as the market for our products and services declines.

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

As of March 31, 2019, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2019, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Currently we have insurance coverage in place for business personal properties located at 3550 W. Teco Avenue, Las Vegas, Nevada 89118 and 183050 Petroleum Dr., Baton Rouge, LA 70809, as well as workers’ compensation insurance, directors’ and officers’ liability insurance, and general liability insurance.

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

Our Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares with a par value of $0.001 per share. As of July 15, 2019, we had 246.3 million shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

Our executive offices, Science and Cultivation divisions are located at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a ten-year initial term with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement were $42,436 through March 31, 2019. Commencing January 1, 2018, the monthly rent payments increase by 3% per annum through the expiration of the lease.

Our Louisiana facility is located at 18350 Petroleum Drive in Baton Rouge, LA 70809 under a five-year initial term with two options to extend the lease for five years, or until June 30, 2032. The monthly rent payments per the Amended Lease Agreement were $25,588 through March 31, 2019. Base rent increases to $28,147 for the first five year extension option and $30,966 for the second five year extension option.

ITEM 3. LEGAL PROCEEDINGS

Tara “Dee” Russell filed a Charge of Discrimination against the Company on April 2, 2019, alleging that she was subjected to sexual harassment and retaliatory discharge. The Company received the Notice of Charge of Discrimination on or about May 15, 2019. The Company’s response to the Notice of Discrimination Charge is currently due on or before July 26, 2019. Based upon a review of information to date, it does not appear that Ms.

Russell was an employee of the Company, but rather an independent contractor. The Company intends to aggressively defend the charge.

We are currently not involved in any other material legal proceedings.

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

Fiscal Year 2019	High ($)	Low ($)
Fourth Quarter	0.28	0.15
Third Quarter	0.44	0.14
Second Quarter	0.45	0.24
First Quarter	0.82	0.41

Fiscal Year 2018
Fourth Quarter	1.56	0.46
Third Quarter	0.90	0.21
Second Quarter	0.30	0.21
First Quarter	0.37	0.21

As of June 28, 2019, there were 169 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

Dividend Policy

Cash dividends have never been declared or paid on common stock and dividends are not anticipated on common stock in the foreseeable future. Future earnings, if any, will be retained to finance the expansion business and for general corporate purposes. There is no assurance we will pay dividends in the future. Future dividend policy is within the discretion of the Board of Directors and will depend upon various factors, including results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

Sale of Common Stock and Warrants

Debt Conversions

During the year ended March 31, 2019, the Company received notice from convertible note holders of the conversion of a total of $4,470,000 in face value and $170,971 in accrued interest on the related convertible notes. Accordingly, the Company has issued 18,563,885 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $3,464,187 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $1,005,813.

During the year ended March 31, 2019, the Company issued 12,657,875 shares of its common stock for the exercise of warrants as follows:

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

Issuance of Stock for Services

The Company issued 4,032,407 shares in exchange for past and future consulting services and recorded a related expense of $0.9 million and prepaid expense of $0.3 million. The shares and services were valued at the closing price of the Company’s common stock on the dates granted under the related consulting agreements.

Issuance of Stock for Cash

During the year ended March 31, 2019, the Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

Stock Issued in Private Placement

The Company issued 35,878,302 shares of its common stock in private placements:

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

•On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. Between December 4, 2018 and March 31, 2019, the Company received a total of $2,072,125 in proceeds from the private placement, net of $309,620 in brokerage fees and issued 15,878,302 shares of its common stock and 15,878,302 warrants to purchase one share of its common stock at $0.30 per share.

Issuance of Stock to Settle Pacific Leaf Royalty Agreement

In connection with the Pacific Leaf Amendment and Termination Agreement, the Company issued 600,000 shares of its common stock and recorded $131,000 in other expense related to those shares.

Options and Warrants

On December 1, 2018, the Company entered into an agreement with EMLL Group, LLC for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 8 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $969,197 using the Black-Scholes valuation model. All services owed to the Company under the agreement were provided as of March 31, 2019, and the company recorded $969,197 in expense related to the warrants in its Consolidated Statement of Operations for the year ended March 31, 2019.

On December 6, 2018, the Company entered into an agreement with SylvaCap Media for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 2 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $244,000 using the Black-Scholes valuation model. The fair value of the warrants will be recognized as consulting expense over the twelve-month term of the agreement. The company recorded $81,333 in expense related to the warrants in its Consolidated Statement of Operations for the year ended March 31, 2019.

In connection with the agreement with SylvaCap Media, the Company also agreed to pay a $10,000 monthly fee for 12 months and to issue 4 million restricted shares of the Company’s common stock, of which 2 million shares were due on the date of the contract and have been issued to the consultant. On June 6, 2019, the Company entered into a Cancellation and Settlement with SylvaCap Media and terminated the December 6, 2018 agreement. In consideration for termination of the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining 2 million shares due under the agreement.

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

During the year ended March 31, 2019, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.8 million in share-based compensation expense related to all outstanding options during the year ended March 31, 2019.

Sales of Unregistered Securities Subsequent to March 31, 2019

On June 5, 2019, the Company entered into an amendment to the December 4, 2018 Placement Agent’s Agreement. The amendment extends the offering period to July 31, 2019 and increases the maximum offering to $3.5 million from $3 million. All other terms of the December 4, 2018 Placement Agent’s Agreement remained the same. Subsequent to March 31, 2019, the Company received an additional $621,754 in proceeds from investors in the private placement, net of brokerage fees, and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of common stock at $0.30 for a period of five years.

In order to encourage the exercise of 70.5 million warrants issued to investors in private placements of convertible notes and common stock having exercise prices ranging between $0.65 and $0.30, the Company effected a temporary decrease in the exercise price of the warrants to $0.10 per share until July 11, 2019. As a result of the price reduction, the Company has received notice of the exercise of 1,957,500 warrants and received proceeds of $195,750.

On April 23, 2019, the Company entered into the Note Purchase Agreement with Iliad Research and Trading, L.P. and issued an 8% Convertible Promissory Note with a face value of $2,765,000. The Note was issued with an original issue discount of $265,000 and is convertible into shares of the Company’s common stock at a price of $0.17 per share at the option of the note holder at any time until the Note is repaid. The Note matures on April 22, 2020.

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

Our wholly owned subsidiary GB Sciences Nevada, LLC (“GBSN”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada. On January 4, 2017, GBSN received a State Registration Certificate (“Certificate”) for its 28,000-sq. ft. cannabis cultivation facility located in Las Vegas, NV. The receipt of the Certificate allows the Company to cultivate medical cannabis. Phase 1 of the GBSN cultivation facility opened with 200 grow lights. When all phases of construction are completed, the facility is expected to generate revenues of $10 million.

Completion of all Phases of this facility is dependent upon the availability of capital to complete construction. The Company has made completion of all Phases of this facility its number one priority.

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option of up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018. On February 21, 2018, the Company received its recreational production license and began full production operations in its Las Vegas facility.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of March 31, 2019, GB Sciences has made payments totaling $1,500,000 toward its obligations under the agreement.

On September 21, 2018, the Company formed a wholly owned subsidiary, GBS Global Biopharma, Inc., in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBS Global Biopharma, Inc., whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBS Global Biopharma, Inc. in exchange for a promissory note in the amount of $1,435,700. The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

Results of Operations

The following table sets forth selected data of our Statement of Operations:

	For the Twelve Months Ended
	March 31,
	2019	2018

SALES REVENUE	$3,454,552	$2,510,364
COST OF GOODS SOLD	(3,246,097)	(782,727)
GROSS PROFIT	208,455	1,727,637
GENERAL AND ADMINISTRATIVE EXPENSES	15,802,783	19,552,288
LOSS FROM OPERATIONS	(15,594,328)	(17,824,651)
OTHER EXPENSE	(8,559,814)	(5,334,574)
NET LOSS BEFORE INCOME TAX EXPENSE	(24,154,142)	(23,159,225)
INCOME TAX EXPENSE	(526,145)	-
NET LOSS	(24,680,287)	(23,159,225)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1,027,122)	(185,035)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(23,653,165)	$(22,974,190)

Gross profit. The Company recorded gross profit of $0.2 million for the twelve months ended March 31, 2019 as compared to approximately $1.7 million for the same period in prior year. The decrease in gross profit was caused by increased cost of goods sold during the year ended March 31, 2019.

General and Administrative Expenses. General and administrative expense decreased $3.8 million to $15.8 million for the twelve months ended March 31, 2019 as compared to $19.6 million for the same period last year. The decrease is attributable to a company-wide initiative to reduce general and administrative costs.

Other Expense. Other expenses increased by $3.2 million to $8.6 million during the period compared to $5.3 million during the twelve months ended March 31, 2018. The increase is primarily due to $3.0 million in cash and noncash expense paid to Pacific Leaf in connection with the July 2018 Amendment and Termination Agreement.

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

At March 31, 2019, the Company had a cash balance of $0.2 million, other current assets excluding cash were $3.2 million and our working capital deficit was $3.2 million. Current liabilities were approximately $6.7 million, which consisted principally of $2.5 million in notes payable, $3.1 million in accounts payable, $0.5 million in accrued liabilities, and $0.5 million in income tax payable. At March 31, 2018, the Company had a cash balance of $3.6 million, other current assets excluding cash were $3.7 million and our working capital was $5.3 million. Current liabilities were approximately $1.9 million, which consisted principally of $1.1 million in notes payable, $0.4 million in accounts payable, $0.3 million in accrued liabilities, and $0.2 million in accrued interest.

Sources and Uses of Cash

Operating Activities

Cash flows used in operations were $9.2 million and $12.2 million for the fiscal years ended March 31, 2019 and 2018, respectively. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the twelve months ended March 31, 2019 and 2018, the Company used $11.6 million and $5.4 million, respectively, of cash in investing activities. The cash used in investing activities during the twelve months ended March 31, 2019 and March 31, 2018 were primarily for the purchase of property and equipment and payments under capital leases.

Financing Activities

During the twelve months ended March 31, 2019 and 2018 cash flows from financing activities were $17.5 million and $18.5 million, respectively. Cash flows from financing activities for the twelve months ended March 31, 2019 relate primarily to $10.4 million in proceeds from the issuance of common stock and warrants, $1.8 million in proceeds from the issuance of debt securities, and $7.0 million in proceeds from non-controlling interests, offset by $1.0 million paid in connection with the Pacific Leaf Royalty Agreement and $0.7 million of payments made on promissory notes. Cash flows from financing activities for the twelve months ended March 31, 2017 relate primarily to $7.2 million in proceeds from the issuance of common stock and warrants, $8.2 million in proceeds from the issuance of debt securities, and $3.1 million in proceeds from non-controlling interests.

Installment Loan Financing – Convertible Debenture

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

On January 24, and February 22, 2017, the Company received additional notices from Pacific Leaf that it had elected to convert $413,085 ($317,938 in principal and $95,145 in accrued interest) of the Pacific Leaf Note into common stock of the Company pursuant to the Amended and Restated 6% Senior Secured Convertible Promissory Note.  Accordingly, the Company has issued 1,652,332 shares of its common stock ($413,083 converted at a price of $0.25 per share) to Pacific Leaf and the Company’s indebtedness pursuant to the Note was reduced by $413,083.

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

Because the Amendment and Termination Agreement irrevocably terminated the Pacific Leaf Royalty Agreement, the Company recorded an expense of $1,530,000 in the year ended March 31, 2019 related to the prepaid royalties previously recorded on the Consolidated Balance Sheet in connection with the February 2018 Agreement. The expense is included in the Other Expense caption of the Company’s Consolidated Statement of Operations for the year ended March 31, 2019.

Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note (“Promissory Note”) for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrued interest at a rate of 6% per annum and matured on November 30, 2018.

In consideration for deferring the payment of the amounts due to Pacific Leaf, the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018, having a fair market value of $36,000. The Company made cash payments totaling $1.0 million to Pacific Leaf in August 2018 related to the Amendment and Termination Agreement. Both the $36,000 fair value of shares issued to Pacific Leaf and the $1,000,000 in cash payments made to Pacific Leaf in August 2018 are recorded in the Company’s Consolidated Statement of Operations for the year ended March 31, 2019, under the other expense caption.

On December 21, 2018, the company made a $100,000 payment on the promissory note. The payment was applied to interest accrued to date of $12,164 and the remaining $87,836 was applied to the principal balance of the Note.

On December 21, 2018, the Company also issued 500,000 shares of its common stock to Pacific Leaf in consideration for further deferral of repayment of the Note. The Company recognized $95,000 in expense related to the shares issued, which is recorded in the Company’s Consolidated Statement of Operations for the year ended March 31, 2019, under the other expense caption.

In total, the Company recorded $3.1 million related to the Amendment and Termination Agreement in Other Expense in its Consolidated Statement of Operations for the year ended March 31, 2019.

The Company made additional payments on the promissory note of $100,000 on January 16, 2019, $100,000 on February 6, 2019, and a final payment of $210,000 on March 4, 2019 which paid the note off in full. The company recorded and paid a total of $15,929 in interest expense related to the promissory note during the year ended March 31, 2019.

Note due to BCM MED, LLC

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA will make eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month and began making payments in April 2019. GBSLA will make the 9th and final installment payment in the amount of $33,333 on or before the 10th business day of December 2019. The aggregate amount of the installment payments from GBSLA to BCM MED shall be equal to the loan amount. GBSLA has the option to defer one monthly installment payment to the first day of the following calendar month.

Convertible Notes and Warrants

March 2017 Convertible Note Offering

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

July 2017 Convertible Note Offering

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

Convertible Note Payable to CSW Ventures, LP

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, LP (together, “CSW Note”). The note matures on August 28, 2020, and is convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. The CSW Note is secured by the Company’s interest in the equity and assets of GB Sciences, Nevada, LLC, and GB Sciences Las Vegas, LLC.

The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount. During the year ended March 31, 2019, the company recorded accrued interest on the CSW Note of $8,329 and recorded an additional $7,336 in interest expense as the result of amortization of the note discount.

The Notes were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 of Regulation D under the Securities Act, as amended.

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

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by management as of March 31, 2019.

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

Recent Accounting Pronouncements

Standards Effective in Future Years

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of April 1, 2019.

The Company reviewed the terms of its existing lease and has recorded a right of asset and related lease liability of approximately $213,000 upon adoption.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of April 1, 2019. The Company determined that all share-based payments were settled as of the date of the adoption, so there was no impact on the Company's financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Recently Adopted Standards

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GB Sciences, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GB Sciences, Inc. and Subsidiaries (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company had accumulated losses of approximately $84.7 Million, has generated limited revenue, and may experiences losses in the near term.  These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
West Palm Beach, Florida
July 15, 2019

GB SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

As of March 31,
	2019	2018

CURRENT ASSETS:
Cash and cash equivalents	$227,758	$3,579,700
Accounts receivable, net of allowance for doubtful accounts of $66,748 and $74,706 at March 31, 2019 and March 31, 2018, respectively	488,329	667,073
Inventory	2,136,506	1,049,372
Prepaid expenses	614,178	1,956,734
TOTAL CURRENT ASSETS	3,466,771	7,252,879
Property and equipment, Net	23,504,702	13,759,157
Intangible assets, net of accumulated amortization of $3,745 and $4,140 at March 31, 2019 and March 31, 2018, respectively	1,818,802	1,404,366
Deposits and prepayments	1,224,265	1,464,457
Other assets	8,762	168,895
TOTAL ASSETS	$30,023,302	$24,049,754
CURRENT LIABILITIES:
Accounts payable	$3,070,756	$371,925
Accrued interest	142,112	175,878
Accrued liabilities	463,356	316,090
Notes payable, net of unamortized discount of $799,410 and $5.0 million at March 31, 2019 and March 31, 2018, respectively	2,529,811	1,056,301
Income tax payable	506,145	-
TOTAL CURRENT LIABILITIES	6,712,180	1,920,194
Note payable, net of unamortized discount of $13,929 and $73,052 at March 31, 2019 and March 31, 2018, respectively	161,072	355,233
Capital lease obligations	5,994,051	6,142,606
TOTAL LIABILITIES	12,867,303	8,418,033
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 400,000,000 and 250,000,000 shares authorized, 240,627,102 and 168,616,855 shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	24,063	16,862
Additional paid-in capital	93,020,015	70,961,104
Accumulated deficit	(84,743,836)	(58,229,235)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	8,300,242	12,748,731
Non-controlling interest	8,855,757	2,882,990
TOTAL EQUITY	17,155,999	15,631,721
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,023,302	$24,049,754

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended March 31,
	2019	2018

SALES REVENUE	$3,454,552	$2,510,364
COST OF GOODS SOLD	(3,246,097)	(782,727)
GROSS PROFIT	208,455	1,727,637
GENERAL AND ADMINISTRATIVE EXPENSES	15,802,783	19,552,288
LOSS FROM OPERATIONS	(15,594,328)	(17,824,651)
OTHER INCOME (EXPENSE)
Interest expense	(5,191,259)	(5,176,361)
Other expense	(3,368,555)	(158,213)
Total other expense	(8,559,814)	(5,334,574)
NET LOSS BEFORE INCOME TAX EXPENSE	(24,154,142)	(23,159,225)
Income tax expense	(526,145)	-
NET LOSS	(24,680,287)	(23,159,225)
Net loss attributable to non-controlling interest	(1,027,122)	(185,035)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(23,653,165)	$(22,974,190)
Net loss attributable to common stockholders	$(26,514,601)	$(22,974,190)
Net loss per share - basic and diluted	$(0.13)	$(0.17)
Weighted average common shares outstanding - basic and diluted	209,537,769	132,934,141
The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY/DEFICIT

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2017	124,406,818	$12,441	$43,569,864	$(35,255,045)	$77,421	$8,404,681

Issuance of stock for debt conversion	15,231,828	1,523	3,804,711	-	-	3,806,234
Exercise of warrants for stock	4,168,940	417	3,783	-	-	4,200
Issuance of stock for services	1,928,845	192	667,386	-	-	667,578
Share based compensation expense	-	-	1,821,294	-	-	1,821,294
Issuance of stock for cash, net of issuance costs	18,000,000	1,800	7,198,200	-	-	7,200,000
Beneficial conversion feature on notes payable	-	-	8,120,988	-	-	8,120,988
Contributions from non-controlling interest	-	-	-	-	3,120,000	3,120,000
Deconsolidation of GB Sciences Puerto Rico, LLC	-	-	-	-	(129,396)	(129,396)
Stock issued to settle Pacific Leaf royalty agreement	1,600,000	160	1,039,840	-	-	1,040,000
Stock issued to employees	195,140	20	33,466	-	-	33,486
Compensation Warrants	3,085,284	309	4,701,572	-	-	4,701,881
Net Loss	-	-	-	(22,974,190)	-	(22,974,190)
Loss attributable to non-controlling interest	-	-	-	-	(185,035)	(185,035)
Balance at March 31, 2018	168,616,855	16,862	70,961,104	(58,229,235)	2,882,990	15,631,721

Issuance of stock for debt conversion	18,563,885	1,856	4,639,115	-	-	4,640,971
Exercise of warrants for stock	12,657,875	1,266	3,919,454	-	-	3,920,720
Issuance of stock for services	4,032,407	403	1,253,960	-	-	1,254,363
Share based compensation expense	-	-	1,966,388	-	-	1,966,388
Issuance of stock for cash, net of issuance costs	36,156,080	3,616	6,518,509	-	-	6,522,125
Beneficial conversion feature on notes payable	-	-	176,471	-	-	176,471
Contributions from non-controlling interest	-	-	-	-	6,999,889	6,999,889
Stock issued to settle Pacific Leaf royalty agreement	600,000	60	130,940	-	-	131,000
Compensation Warrants	-	-	592,638	-	-	592,638
Inducement dividend from warrant exercises	-	-	2,861,436	(2,861,436)	-	-
Net Loss	-	-	-	(23,653,165)	-	(23,653,165)
Loss attributable to non-controlling interest	-	-	-	-	(1,027,122)	(1,027,122)
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(24,680,287)	$(23,159,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	622,968	804,788
Stock-based compensation	3,813,390	7,224,239
Bad debt expense	5,849	74,706
Amortization of debt discount and beneficial conversion feature	793,820	1,620,709
Interest expense on conversion of notes payable	3,464,187	2,647,445
Stock issued for settlement of Pacific Leaf royalty agreement	2,140,925	(1,269,818)
Loss on disposition of THC LLC Note	113,623	-
Loss/(gain) on sale of assets	16,169	(357,968)
Changes in operating assets and liabilities:
Accounts Receivable	172,895	(741,779)
Prepaid expenses and other assets	812,557	(260,356)
Inventory	(749,451)	(960,335)
Accounts payable	2,698,831	975,591
Accrued expenses	1,028,503	1,154,009
Income taxes payable	506,145	-
Net cash used in operating activities	(9,239,876)	(12,247,994)
INVESTING ACTIVITIES:
Cash deconsolidated-GB Sciences Puerto Rico ,LLC	-	(19,417)
Payments on capital lease obligations	(780,812)	(740,680)
Purchase of property and equipment	(10,583,349)	(3,429,751)
Change in deposits and other assets	(266,750)	(1,213,671)
Net cash used in investing activities	(11,630,911)	(5,403,519)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	10,442,845	7,200,000
Proceeds from issuance of debt	300,000	-
Proceeds from non-controlling interest	6,999,889	3,120,000
Proceeds from convertible notes payable	1,500,000	8,235,500
Repayment of promissory notes	(723,889)	(21,440)
Payments made to settle Pacific Leaf Royalty Agreement	(1,000,000)	-
Other financing activities	-	4,200
Net cash provided by financing activities	17,518,845	18,538,260
Net change in cash and cash equivalents	(3,351,942)	886,747
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,579,700	2,692,953
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227,758	$3,579,700
Non-cash transactions:
Stock issued upon conversion of long-term note payable	$4,640,971	$3,806,234
Stock issued to settle Pacific Leaf Royalty Agreement	$131,000	$1,040,000
Capital lease obligation	$-	$2,525,000
Induced dividend from warrant exercises	$2,861,436	$-

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Background and Basis of Presentation

Background

GB Sciences, Inc. (“We,” or “the Company”) seeks to be an innovative technology and solution company that converts the cannabis plant into medicines, therapies and treatments for a variety of ailments. The Company is developing and utilizing state of the art technologies in plant biology, cultivation and extraction techniques, combined with biotechnology, and plans to produce consistent and measurable medical-grade cannabis, cannabis concentrates and cannabinoid therapies.

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

Recent Developments

On October 4, 2016, we acquired a 60% interest in a Nevada Medical Marijuana Production License with an option to own up to 80%.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines and must be integrated into our cultivation facility to ensure quality control standards and efficiency in our production of cannabis medicines. On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018. On February 21, 2018, the Company received its recreational production license and began full production operations in its Las Vegas facility.

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC is to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

As of March 31, 2019, the Company has advanced $253,034 under the THC Note. On October 15, 2018, the Company gave notice to The Happy Confections, LLC (“THC LLC”) that Company would not provide any additional financing beyond the $300,000 Credit Line granted under the Non-Revolving Credit Line Agreement dated November 1, 2017. In this notice, the Company requested that THC LLC seek to find additional sources of financing to be able to fund the manufacture of edibles. The Company further notified THC LLC that the Company would terminate the Edibles Production Agreement and all other related agreements with THC LLC if it was unable to acquire additional funding by October 22, 2018. On October 19, 2018, the Company received a response from THC LLC that it was unable to acquire additional funding. Accordingly, the Company has terminated all of its agreements with THCLLC effective October 19, 2018 and took possession of all tangible assets owned by THCLLC on October 22, 2018, as collateral for the balance owed under the Note. These assets include kitchen and production machinery and equipment, leasehold improvements, and inventory that is used in the Company’s production operations at the Teco Facility.

The historical cost of the machinery and equipment received was $139,411 and the Company has capitalized that amount in fixed assets as of March 31, 2019. All of the machinery and equipment received from THC LLC was placed in service for use in the Company’s production facility in December 2018. The Company also recorded $113,623 as other expense in its Consolidated Statement of Operations for the year ended March 31, 2019, which represents the remaining balance of the outstanding note receivable from THC LLC.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of March 31, 2019, GB Sciences has made payments totaling $1,500,000 toward its obligations under the agreement.

On September 21, 2018, the Company formed a wholly owned subsidiary, GBS Global Biopharma, Inc., in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBS Global Biopharma, Inc., whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBS Global Biopharma, Inc. in exchange for a promissory note in the amount of $1,435,700. The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

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

Intellectual Property

Our intellectual property includes:

Four USPTO & WIPO Patent Applications

Title:CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Application No. 15/729,565; WIPO Application number: PCT/US17/SS989

Filed: October 10, 2017; Inventors: Andrea Small-Howard et al.

Claims benefit of U.S. Patent Application No. 62/406,764 filed October 11, 2016

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Application No.15/885,620;WIPO Application number: PCT/US18/016296

Filed: January 31, 2018; Inventors: Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application No. 62/453,161 filed February 1, 2017

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Application No. 15/986,316; WIPO Patent Application No. PCT/US2018/033956

Filed: May 22, 2018; Inventors: Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application No. 62/509,546 filed May 22, 2017

Title: TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES

U.S. Patent Application No.: 16/420,004; WIPO Patent Application No.: PCT/US2019/033618

Filed: May 22, 2019; Inventors: Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application No. 62/674,843 filed May 22, 2018

Two Provisional USPTO Patent Applications

Title: DIVERSE TRPV1 RESPONSES TO CANNABINOIDS

U.S. Patent Application No.: 62/849,719

Filed: May 17, 2019; Inventors: Andrea Small-Howard, et al.

Title: THERAPEUTIC NANOPARTICLES ENCAPSULATING MYRCENE

U.S. Patent Application No.: 62/757,660

Filed:  November 8, 2018; Inventors: Andrea Small-Howard, et al.

Three Licensed Patents for Intellectual Property Portfolio

Title: METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY.

Inventor: Alexander Stokes;Assignee: University of Hawai’i

Commercialization rights licensed to Makai Biotech, LLC

Sublicensed by Makai Biotech, LLC to GBS Global Biosciences, Inc.

Status: Granted in the following territories on the corresponding dates

U.S. Patent Number: 9,084,786;Issued: July 21, 2015

European Union Patent Number: 2,635,281;Granted: March 14, 2018

Hong Kong Patent Application Number: 14102182.8; Granted: March 14, 2018

IN Patent Application Number: 1404/KOLNP/2013; Continuation Application Serial No.:  16/181204

Title METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION

Inventors: Martin Banderas, Lucia; Fernandez Arevala, Mercedes; Berrocoso, Dominguez, Esther; and Mico Segura, Juan Antonio

Assignees: Universidad de Sevilla, Universidad de Cadiz, and Centro de Investigacion Biomedica En Red (CIBER)

Exclusive worldwide license held by GBS Global Biopharma, Inc.

WIPO/PCT Application: WO 2016/128591

Filed: August 18, 2016

Claims benefit of Spanish Patent Application no. ES 2582287

Filed: September 2, 2015

U.S. Patent Application 15/549,653

Europe Patent Application EP3257503

Canada Patent Application CA2976040

INGESTIBLE FILMS HAVING SUBSTANCES FROM HEMP OR CANNABIS

USPTO Patent Number: 10, 265,362;

Issued: April 23, 2019; Inventor: Scott Schaneville

Non-exclusive worldwide license held by GBS Global Biopharma, Inc. through GB Sciences, Inc.

Three Additional Near-Term Patent Applications:

GBS Global has data sets for three new provisional patent applications to be filed in Q3 and Q4 of 2019, as follows:

Title: POLY-PHARMACEUTICAL MIXTURES FOR CHRONIC PAIN BASED ON CLASSIFICATIONS OF CANNABINOIDS AND TERPENOIDS INTO COMPLEMENTS OR COMPETITORS BASED ON THEIR BINDING-SITES ON PAIN-SENSING RECEPTORS

Filing Date: July 1, 2019 (anticipated);Inventors: Andrea Small-Howard, et al.

Title: METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES CONTAINING COMPLEX MIXTURES OF CANNABINOIDS AND TERPENOIDS FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION

Filing Date:       August 1, 2019 (anticipated); Inventors: Andrea Small-Howard, et al.

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF HIV-ASSOCIATED NEURODEGENERATIVE DISORDERS (HAND)

Filing Date: December 1, 2019 (anticipated); Inventors: Andrea Small-Howard, et al.

Note 2 - Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception. For the years ended March 31, 2019 and 2018, the Company sustained net losses of approximately $23.7 million and $23.0 million respectively and had an accumulated deficit of approximately $84.7 million and $58.2 million respectively. As of March 31, 2019, the Company had a working capital deficit of $3.2 million. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain reclassifications have been made to the comparative year amounts in order to conform to the current period presentation. These reclassifications had no effect on the reported financial position, results of operations or cash flows.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of March 31, 2019.

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

Other Assets

Other assets primarily include employee advances.

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

Loss per Share. The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 128,608,852 and 104,207,396 potentially dilutive common shares at March 31, 2019 and 2018, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive

.

Net loss attributable to common stockholders for the year ended March 31, 2019 includes and adjustment for a deemed dividend from induced warrant exercises. The following table sets forth the computation of basic and diluted EPS:

	For the Year Ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss attributable to GB Sciences, Inc.	$ (23,653,165)
Less: Inducement dividend from warrant exercises	(2,861,436)

Basic and Diluted EPS
Net loss attributable to common stockholders	$ (26,514,601)	209,537,769	$ (0.13)

Recent Accounting Pronouncements

Standards Effective in Future Years

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of April 1, 2019.

The Company reviewed the terms of its existing lease and has recorded a right of asset and related lease liability of approximately $213,000 upon adoption.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of April 1, 2019. The Company determined that all share-based payments were settled as of the date of the adoption, so there was no impact on the Company's financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Recently Adopted Standards

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

Amortization of assets under capital leases is included in depreciation expense. The future minimum lease payments required under the capital leases and the net present value of the minimum lease payments as of March 31, 2019, are as follows:

	Year Ending March 31,	Total

	2020	777,671
	2021	835,499
	2022	851,352
	2023	890,712
	2024	915,208
	Thereafter	7,331,562
Total minimum lease payments		11,602,004
Less: Amount representing interest		(5,465,943)
Present value of minimum lease payments		6,136,061
Less: Current maturities of capital lease obligations		(142,010)
Long-term capital lease obligations		5,994,051

Note 5 – Notes Payable

February 2018 Agreement

On February 23, 2018, the Company entered into the Agreement with Pacific Leaf (“February 2018 Agreement”) whereby all rights and obligations between the parties pursuant to all prior agreements would terminate.  Under the terms of the February 2018 Agreement, the Company paid Pacific Leaf $1,269,818 upon the signing of the agreement and was to pay Pacific Leaf an additional $1,500,000 on or before July 31, 2018.  The Company would also issue Pacific Leaf 1,600,000 shares of restricted common stock on or before July 31, 2018. Thereafter, no business relationship would exist between the parties and no royalties would be owed.

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

All amounts related to the February 2018 Agreement recorded in the Company’s Consolidated Balance Sheet and Statement of Operations for the year ended March 31, 2018, are summarized below:

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

Because the Amendment and Termination Agreement irrevocably terminated the Pacific Leaf Royalty Agreement, the Company recorded an expense of $1,530,000 in the quarter ended September 30, 2018 related to the prepaid royalties previously recorded on the Consolidated Balance Sheet in connection with the February 2018 Agreement. The expense is included in the Other Expense caption of the Company’s Consolidated Statement of Operations for the year ended March 31, 2019.

Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note (“Promissory Note”) for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrued interest at a rate of 6% per annum and matured on November 30, 2018.

In consideration for deferring the payment of the amounts due to Pacific Leaf, the Company issued 100,000 shares of its common stock to Pacific Leaf on July 31, 2018 having a fair market value of $36,000. The Company made cash payments totaling $1.0 million to Pacific Leaf in August 2018 related to the Amendment and Termination Agreement. Both the $36,000 fair value of shares issued to Pacific Leaf and the $1,000,000 in cash payments made to Pacific Leaf in August 2018 are recorded in the Company’s Consolidated Statement of Operations for the year March 31, 2019, under the other expense caption.

On December 21, 2018, the company made a $100,000 payment on the promissory note. The payment was applied to interest accrued to date of $12,164 and the remaining $87,836 was applied to the principal balance of the Note.

On December 21, 2018, the Company also issued 500,000 shares of its common stock to Pacific Leaf in consideration for further deferral of repayment of the Note. The Company recognized $95,000 in expense related to the shares issued, which is recorded in the Company’s Consolidated Statement of Operations for the year ended March 31, 2019, under the other expense caption.

In total, the Company recorded $3.1 million related to the Amendment and Termination Agreement in Other Expense in its Consolidated Statement of Operations for the year ended March 31, 2019, as summarized in the table below:

Amendment and Termination Agreement -	Year Ended
Amounts Recorded in Other Expense	March 31, 2019

Prepaid royalties recorded in February 2018	$1,530,000
Cash payments made in August 2018	1,000,000
Promissory note issued to Pacific Leaf, due on or before November 30, 2018	500,000
100,000 shares common stock issued to Pacific Leaf	36,000
Settlement of convertible note payable and related accrued interest	(20,075)
500,000 shares common stock issued to Pacific Leaf on December 21, 2018	95,000
Total	$3,140,925

The Company made additional payments on the promissory note of $100,000 on January 16, 2019, $100,000 on February 6, 2019, and a final payment of $210,000 on March 4, 2019. The company recorded and paid a total of $15,929 in interest expense related to the promissory note during the year ended March 31, 2019.

Note payable to BCM MED, LLC

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA will make eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month and began making payments in April 2019. GBSLA will make the 9th and final installment payment in the amount of $33,333 on or before the 10th business day of December 2019. The aggregate amount of the installment payments from GBSLA to BCM MED shall be equal to the loan amount. GBSLA has the option to defer one monthly installment payment to the first day of the following calendar month.

Note Payable to 483 Management, LLC

On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a 0% unsecured Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933. During the year ended March 31, 2019, the Company recorded $85,981 in interest expense related to amortization of the note discount.

Summary of Notes Payable

As of March 31, 2019, the following notes payable were recorded in the Company’s Consolidated Balance Sheet:

	As of March 31, 2019
Short-Term Notes Payable	Face Value	Discount	Carrying Value
Convertible Notes Payable to various investors	$1,257,000	$(564,929)	$692,071
Convertible Promissory Note due to CSW Ventures	1,500,000	(169,134)	1,330,866
Note Payable to 483 Management, LLC, current portion	272,221	(65,347)	206,874
Note Payable - BCM Med	300,000	-	300,000
Total Short-Term Notes Payable	$3,329,221	$(799,410)	$2,529,811

Long-Term Notes Payable
Note Payable to 483 Management, LLC, long-term	$175,000	$(13,928)	$161,072
Total Long-Term Notes Payable	$175,000	$(13,928)	$161,072

Note 6 – Convertible Notes

March 2017 Convertible Note Offering

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

July 2017 Convertible Note Offering

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

As of March 31, 2019, convertible notes having a carrying value of $692,071, net of unamortized discount of $564,929 remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes is $121,558. Discount amortization was $786,484 for the year ended March 31, 2019.

Convertible Note Payable to CSW Ventures, LP

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, LP (together, “CSW Note”). The note matures on August 28, 2020 and is convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at its Teco facility in Las Vegas, Nevada.

The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount. During the year ended March 31, 2019, the company recorded accrued interest on the CSW Note of $8,329 and recorded an additional $7,336 in interest expense as the result of amortization of the note discount.

Note 7 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset or, in the case of leasehold improvements amortized over the lesser of the useful life of the asset or the underlying lease term. We recorded depreciation expense of $0.6 million and $0.8 million for the fiscal years ended March 31, 2019 and March 31, 2018, respectively. Property and equipment is comprised of the following:

	March 31,
	2019	2018
Furniture and fixtures	$20,883	$-
Computer and software	201,304	151,748
Machinery and equipment	1,633,004	1,094,472
Leaseholds	15,734,980	4,357,779
Construction in progress	1,852,839	3,193,767
Capital lease - building	6,425,000	6,425,000
	25,868,010	15,222,766
Less accumulated depreciation and amortization	(2,363,308)	(1,463,609)
Property and Equipment, Net	$23,504,702	$13,759,157

Note 8 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction. The Company operates in the state of Nevada which does not levy an income tax. The Company has analyzed filing positions for all open tax years in the federal jurisdiction where it is required to file income tax returns. The Company identified its federal tax return as its “major” tax jurisdiction, as defined under generally accepted accounting principles.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into United States tax law.  The Company has adjusted its deferred tax assets and liabilities at December 31, 2017 to reflect the Act’s reduction of corporate income tax rates.

The Company’s effective tax rate was -2.4% and 0% for the years ended March 31, 2019 and 2018, respectively.

Income tax expense was $526,145 for the year ended March 31, 2019. This amount includes a $510,647 tax liability and tax penalties of $15,498 attributable to the tax year ended March 31, 2018. Income tax expense was $0 for the year ended March 31, 2018.

The Company’s income tax payable was $506,145 as of March 31, 2019, and $0 as of March 31, 2018. The increase in income taxes payable is based on a tax liability attributable to the March 31, 2018 tax year, less $20,000 in tax payments made during the current year.

At March 31, 2019 and 2018 respectively, the Company had net operating loss carryforwards (“NOLs”) for income tax purposes of $47,430,184 and $34,481,122. The net operating loss carryforwards are expected to expire at various times from 2025 through 2039. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2019	2018
Tax benefit computed at U.S. statutory rates	$(4,424,959)	$(4,824,580)
Increases (decreases) in taxes resulting from:
IRC Section 280E	968,870	159,188
Other permanent items	35,590	5,604
Change in valuation allowance	3,420,499	4,659,788
Prior year tax expense	510,647	-
Total provision for income taxes	$510,647	$-

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2019 and 2018:

	2019	2018
Deferred tax assets:
Stock based compensation	$2,883,491	$752,617
Net operating loss carryforward	9,960,339	9,190,629
Depreciation and Amortization expense	(416,944)	(286,240)
Other temporary items	68,520	-
Total deferred tax assets	12,495,406	9,657,006
Less valuation allowance	(12,495,406)	(9,657,006)
Net deferred tax asset	$-	$-

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of March 31, 2019, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction and other required state jurisdictions. The Company's periodic tax returns filed in 2016 and, thereafter, are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions.

Note 9 – Capital Transactions

Sale of Common Stock and Warrants

Debt Conversions

During the year ended March 31, 2019, the Company received notice from convertible note holders of the conversion of a total of $4,470,000 in face value and $170,971 in accrued interest on the related convertible notes.

Accordingly, the Company has issued 18,563,885 shares of its common stock based on a $0.25 per share conversion price. In connection with the conversions, $3,464,187 in unamortized discount on the related notes was recognized as interest expense and the Company has reduced the carrying amount of convertible notes payable by $1,005,813.

Exercise of Warrants for Stock

During the year ended March 31, 2019, the Company issued 12,657,875 shares of its common stock for the exercise of warrants as follows:

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

Issuance of Stock for Services

The Company issued 4,032,407 shares in exchange for past and future consulting services and recorded a related expense of $0.9 million and prepaid expense of $0.3 million. The shares and services were valued at the closing price of the Company’s common stock on the dates granted under the related consulting agreements.

Issuance of Stock for Cash

During the year ended March 31, 2019, the Company issued 277,778 shares of its common stock to an investor for the cash purchase of shares at $0.36 per share.

Stock Issued in Private Placement

The Company issued 35,878,302 shares of its common stock in private placements:

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

•On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. Between December 4, 2018 and March 31, 2019, the Company received a total of $2,072,125 in proceeds from the private placement, net of $309,620 in brokerage fees and issued 15,878,302 shares of its common stock and 15,878,302 warrants to purchase one share of its common stock at $0.30 per share.

Issuance of Stock to Settle Pacific Leaf Royalty Agreement

In connection with the Pacific Leaf Amendment and Termination Agreement, the Company issued 600,000 shares of its common stock and recorded $131,000 in other expense related to those shares.

Options and Warrants

On December 1, 2018, the Company entered into an agreement with EMLL Group, LLC for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 8 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $969,197 using the Black-Scholes valuation model. All services owed to the Company under the agreement were provided as of March 31, 2019, and the company recorded $969,197 in expense related to the warrants in its Consolidated Statement of Operations for the year ended March 31, 2019.

On December 6, 2018, the Company entered into an agreement with SylvaCap Media for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 2 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $244,000 using the Black-Scholes valuation model. The fair value of the warrants will be recognized as consulting expense over the twelve-month term of the agreement. The company recorded $81,333 in expense related to the warrants in its Consolidated Statement of Operations for the year ended March 31, 2019.

In connection with the agreement with SylvaCap Media, the Company also agreed to pay a $10,000 monthly fee for 12 months and to issue 4 million restricted shares of the Company’s common stock, of which 2 million shares were due on the date of the contract and have been issued to the consultant. On June 6, 2019, the Company entered into a Cancellation and Settlement with SylvaCap Media and terminated the December 6, 2018 agreement. In consideration for termination of the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining 2 million shares due under the agreement.

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

During the year ended March 31, 2019, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company has recognized total of $0.8 million in share-based compensation expense related to all outstanding options during the year ended March 31, 2019.

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity for the years ended March 31, 2019 and 2018:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2017	32,932,413
Warrants issued	51,284,000	$0.60-$1.00
Warrants exercised	(9,838,375)	$0.01-$0.20
Warrants expired/cancelled	(8,494,976)	$1.00
Outstanding at March 31, 2018	65,883,062
Warrants issued	47,878,302	$0.30-$0.60
Warrants exercised	(12,657,875)	$0.30-$0.325
Warrants expired/cancelled	(1,312,500)	$0.50-$2.00
Outstanding at March 31, 2019	99,790,989

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

Compensation Expense

For the years ended March 31, 2019 and 2018, the Company recorded compensation expense of $0.8 million and $1.8 million respectively, related to employee stock options and restricted stock.

The unrecognized compensation cost, and weighted-average period over which the cost is expected to be recognized for non-vested awards as of March 31, 2019, are presented below:

	Unrecognized Compensation Cost ($)	Weighted Average Period (years)
Stock Options	$193,559	0.40
Total	$193,559	0.40

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for the issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value at the years ended below:

	Twelve months ended
	March 31, 2019	March 31, 2018
Weighted-average volatility	181.00%	183.55%
Expected term (in years)	10	10
Risk-free interest rate	2.74%	2.02%

Expected volatilities used for award valuation in 2019 and 2018 are based on the peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

Stock Options

A summary of option activity as of March 31, 2019 and 2018, and changes during the years then ended, is presented below:

	Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value ($)
Outstanding at April 1, 2017	6,950,000	$0.26	8.05	$627,890
Granted	6,400,000	$0.28
Exercised	(83,333)	$0.32
Forfeited	(233,333)	$0.28
Outstanding at March 31, 2018	13,033,334	$0.28	8.21	$2,646,723
Granted	400,000	$0.41
Exercised	-	$-
Forfeited	(850,000)	$0.24
OutstandingatMarch31,2019	12,583,334	$0.28	7.18	$43,000
FullyvestedandexpectedtovestatMarch31,2019	10,500,006	$0.28		$43,000
ExercisableatMarch31,2019	10,500,006	$0.28		$43,000

Restricted stock awards

No restricted stock awards were granted or outstanding during the years ended March 31, 2019 and 2018.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of March 31, 2019, GB Sciences has made payments totaling $1,500,000 toward its obligations under the agreement.

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

Note 12 – Deposits and Prepayments

Deposits and prepayments were $1.2 million and $1.5 million at March 31, 2019 and March 31, 2018, respectively. The decrease in deposits and prepayments is primarily due to a $0.3 million escrow deposit related to our Letter of Intent regarding potential acquisition of 100% interest in NevadaPURE, LLC (“NVPURE LOI”) entered into on March 22, 2018. On May 9, 2019, the NVPURE LOI was terminated and the Company received a refund of its $0.3 million deposit.

Note 13 - Related Party Transactions

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Per the terms of the agreement, Quantum Shop is to provide GB Sciences with research, design, development, fabrication, and production services. During the years ended March 31, 2019, and March 31, 2018, the Company made payments totaling $1.1 million and $1.3 million, respectively, to Quantum Shop primarily related to the build-out of the Company’s cultivation and production facility in Baton Rouge, Louisiana.

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

During the year ended March 31, 2018, the Company made payments totaling $75,562 to Electrum Partners and issued 499,102 shares of its restricted stock. During the year ended March 31, 2019, the Company made payments totaling $153,329 to Electrum Partners, LLC and issued 432,407 shares of its restricted stock at an expense of $122,363. On January 29, 2019, the Company provided Electrum Partners with notice of the agreement’s termination effective February 28, 2019.

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBSLV”). Dr. Andrea Small-Howard, a member of GB Science’s Board of Directors, is a Co-Managing Member of THCLLC. Under the EPA, THCLLC was to produce cannabis-infused baked goods and other edibles in GBSLV’s production facility upon approval of GBSLV’s Nevada Medical Marijuana Production License. The Company would receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

Contemporaneously with the EPA, the Company entered into a Non-Revolving Credit Line Agreement and Non-Revolving Credit Line Promissory Note (together, the “THC Note” or “Note”) to advance up to $300,000 to THCLLC for the purpose of expanding THCLLC’s operations. The Note bears interest at a rate of 1.29% per annum. Beginning 90 days after the sale of its first product, THCLLC was to make repayment of its advances under the Note in an amount equal to 25% of its gross sales revenue. Such repayment was due within 10 days of the sale of any product.

As of March 31, 2019, the Company advanced $253,034 under the THC Note. On October 15, 2018, the Company gave notice to THC LLC that Company would not provide any additional financing beyond the $300,000 Credit Line granted under the Non-Revolving Credit Line Agreement dated November 1, 2017. In this notice, the Company requested that THC LLC seek to find additional sources of financing to be able to fund the manufacture of edibles. The Company further notified THC LLC that the Company would terminate the Edibles Production Agreement and all other related agreements with THC LLC if it was unable to acquire additional funding by October 22, 2018. On October 19, 2018, the Company received a response from THC LLC that it was unable to acquire additional funding. Accordingly, the Company has terminated all of its agreements with THC LLC effective October 19, 2018 and has taken possession of all tangible assets owned by THC LLC on October 22, 2018, as collateral for the balance owed under the Note. These assets include kitchen and production machinery and equipment, leasehold improvements, and inventory that will be used in the Company’s production operations at the Teco Facility.

The Company assessed the Fair Value of the machinery and equipment received at $139,411 and has capitalized that amount in fixed assets during the year ended March 31, 2019. All of the machinery and equipment received from THC LLC was placed in service for use in the Company’s production facility during December 2018. The Company also recorded $113,623 as other expense in its Consolidated Statement of Operations for the year ended March 31, 2019, which represents the remaining balance of the outstanding note receivable from THC LLC.

Note 14 – Concentrations

For the year ended March 31, 2019, there were two customers that accounted for 10.1% each of total revenue. Two customers accounted for 21.4% and 11.1% of total accounts receivable.

Note 15 – Subsequent Events

Capital Transactions

•On June 5, 2019, the Company entered into an amendment to the December 4, 2018 Placement Agent’s Agreement. The amendment extends the offering period to July 31, 2019 and increases the maximum offering to $3.5 million from $3 million. All other terms of the December 4, 2018 Placement Agent’s Agreement remained the same. Subsequent to March 31, 2019, the Company received an additional $621,754 in proceeds from investors in the private placement, net of brokerage fees, and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of common stock at $0.30 for a period of five years.

•In order to encourage the exercise of 70.5 million warrants issued to investors in private placements of convertible notes and common stock having exercise prices ranging between $0.65 and $0.30, the Company effected a temporary decrease in the exercise price of the warrants to $0.10 per share until July 11, 2019. As a result of the price reduction, the Company has received notice of the exercise of 1,957,500 warrants and received proceeds of $195,750.

•On July 12, 2019, The Company entered into an amendment to the 8% Senior Secured Convertible Promissory Note payable to CSW Ventures, L.P. The amendment increases the balance owed under the note by $141,863 to reflect an additional $100,000 loan made to the Company and $41,863 of interest accrued on the note through July 12, 2019, which was added to the principal balance of the note.

Convertible Promissory Note Payable to Iliad Research and Trading, L.P.

On April 23, 2019, the Company entered into the Note Purchase Agreement with Iliad Research and Trading, L.P. and issued an 8% Convertible Promissory Note with a face value of $2,765,000. The Note was issued with an original issue discount of $265,000 and is convertible into shares of the Company’s common stock at a price of $0.17 per share at the option of the note holder at any time until the Note is repaid. The Note matures on April 22, 2020.

Cancellation of Agreement with SylvaCap Media

On June 6, 2019, the Company entered into a Cancellation and Settlement with SylvaCap Media and terminated the December 6, 2018 agreement. In consideration for termination of the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining 2 million shares due under the agreement.

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

During the year ended March 31, 2019, Wellcana made additional cash contributions of $7.0 million and its non-controlling interest in GBSLA increased to 49.99%. The capital contributions have been used to fund the buildout of the Petroleum Drive facility and to pay for the operating costs of GBSLA.

The Company maintains a majority interest in GBSLA and continues to exercise control over the management and operations of GBSLA. Accordingly, the Company has consolidated GBSLA in its consolidated financial statements for the year ended March 31, 2019.

Note 17 – Formation of GBS Global Biopharma, Inc.

On September 21, 2018, the Company formed a wholly-owned subsidiary, GBS Global Biopharma, Inc., in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBS Global Biopharma, Inc., whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBS Global Biopharma, Inc. in exchange for a promissory note in the amount of $1,435,700. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. GBS Global Biopharma, Inc. also assumed $475,586 of liabilities associated with the development of the transferred intellectual property. With the assistance of a third-party valuation specialist, The Company valued the assets transferred, net of liabilities assumed, at $1,435,700.

Because the transaction consisted of an intercompany transfer of assets between wholly owned subsidiaries of GB Sciences, Inc., the promissory note and any gain or loss resulting from the Asset Purchase Agreement have been eliminated from the Company’s Consolidated Financial Statements for the year ended March 31, 2019.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2019 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2019. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have been evaluating possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We anticipate our initiative will be at least partially implemented by March 31, 2020.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2020.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes made during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of GB Sciences, their ages as of July 15, 2019, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	71	Chief Executive Officer and Chairman of the Board of Directors
Dr. Andrea Small-Howard	50	Chief Science Officer and Director
Ksenia Griswold	36	Chief Financial Officer and Chief Operations Officer
Leslie Bocskor	54	Chairman of the Audit and Compensation Committees and Vice Chairman of the Board of Directors
Shane Terry	40	Member of the Audit and Compensation Committees and Director

Biographies

Set forth below are brief accounts of the business experience of each director an executive officer of the Company.

John Poss, Chief Executive Officer and Chairman of the Board

Effective April 29, 2016, The Board of Directors elected John Poss to serve as Chief Executive Officer. Mr. Poss served as the CFO of the Company beginning in August 2015, and its COO since December 31, 2015.  He resigned his position as CFO on August 4, 2016 and his position as COO on November 10, 2017.

Effective May 8, 2017, following the retirement of Craig Ellins, our Chief Innovation Officer and Chairman of the Board, Mr. Poss, replaced Mr. Ellins as Chairman of the Board.

Mr. Poss has over 30 years of experience working as a consultant to companies facing major transitions and transformations. Mr. Poss began his career in the Washington, D.C. office of Arthur Andersen & Co. and has served as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer of both public and private companies in such diverse industries as homebuilding, mining, telecommunications, manufacturing, logistics, construction lending and mortgage banking. For the past twenty months prior to joining Growblox, Mr. Poss served as Chief Executive Officer of Experiential Teaching Online Corp., an educational content developer and for four years prior thereto owned and operated his own consulting firm. Mr. Poss has also worked extensively internationally, successfully negotiating agreements in countries throughout Asia, Europe and the Americas. Mr. Poss graduated from the University of Texas in 1974 with a degree in accounting.

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

Ksenia Griswold, Vice President, Chief Financial Officer and Chief Operations Officer

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

Share Terry, Director and Member of Audit and Compensation Committees

Mr. Terry is an independent consultant providing advisory services to Medical Marijuana Establishments (MME's) in Nevada and other states. He served as a CEO of NuVeda NMS, LLC, a company that operates marijuana dispensaries in Nevada, from 2013 until 2016. He is also a former President of the Nevada Dispensary Association Mr. Terry is a decorated veteran of the United States Air Force, whose 15-year career as an Officer and F-16 fighter pilot included earning two Air Medals for combat action over Iraq and Afghanistan while leading his team to three Air Force Outstanding Unit awards from 2006-2009.

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

Code of Ethics

We adopted the GB Sciences, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to Chief Executive Officer, Chief Financial Officer, Chief Science Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to GB Sciences, Inc. 3550 W. Teco Avenue, Las Vegas, NV 89118. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to the Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, Chief Financial Officer, and Chief Operating Officer for all services rendered to us in all capacities during each of the years ended March 31, 2019 and 2018.

Summary Compensation Table

Name and Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Total
John Poss, CEO and Chairman of the Board	2019	$120,000	$137,375	$-	$-	$257,375
	2018	120,000	221,028	-	351,217	692,245
Dr. Andrea Small-Howard, CSO and Director	2019	160,000	-	-	-	160,000
	2018	125,385	10,000	-	117,072	252,457
Ksenia Griswold, CFO and COO	2019	206,154	30,000	-	-	236,154
	2018	156,154	70,000	-	105,365	331,519

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

Pursuant to the appointment of Mr. Poss as the Company's President, Chief Executive Officer and Board Member, the Company entered into an Amended and Restated Employment Agreement, effective June 1, 2016.  The agreement will end on May 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Mr. Poss will receive an annual salary of not less than $120,000 and quarterly bonuses equal to the value of 125,000 shares of the Company’s common stock.  Bonuses are payable in S-8 stock or cash in the discretion of the Company.  Under the agreement, Mr. Poss will also receive options to acquire 1.4 million shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted.

Effective May 8, 2017, following the retirement of Craig Ellins, our Chief Innovation Officer and Chairman of the Board, Mr. Poss, replaced Mr. Ellins as Chairman of the Board.

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Director

On June 19, 2014, Dr. Andrea Small-Howard, Chief Science Officer, entered into a three-year employment agreement with the Company. Dr. Small-Howard received a salary at the annual rate of $78,000 and 450,000 shares of restricted common stock that vests over the three-year term of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Dr. Small-Howard is entitled any unpaid base salary accrued through the effective date of termination notice and pay in a lump sum of an amount equal to the product of the sum of the executive’s-based salary plus the amount of the highest annual bonus or other incentive compensation payment therefore made by the Company to the executive, multiplied by one. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the restricted stock granted to Dr. Small-Howard shall vest immediately. Dr. Small-Howard also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vest over three years.

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

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2019:

Name	Number of shares underlying exercisable options/warrants (2)		Number of shares underlying unexercisable options/warrants	Option exercise price ($)	Option expiration date	Market value of shares not vested ($) (1)
Andrea Small-Howard	500,000		-	$0.17	3/27/2025	$-
	1,200,000	(3)	-	0.30	6/1/2026	-
	333,334		166,666	0.24	11/26/2027	31,667
John Poss	600,000		-	0.30	8/10/2025	-
	1,400,000		-	0.30	6/1/2023	-
	1,000,000		500,000	0.24	11/26/2027	95,000
Ksenia Griswold	100,000		-	0.29	11/4/2025	-
	-		100,000	0.30	6/1/2023	19,000
	350,000		-	0.32	10/7/2026	-
	300,000		150,000	0.24	11/26/2027	28,500
Leslie Bocskor	450,000		-	0.16	6/1/2023	-
	300,000		150,000	0.24	11/26/2027	28,500
Shane Terry	450,000		-	0.16	6/1/2023	-

(1) Based on our closing stock price of $0.19 on March 31, 2019.

(2) These options were vested at March 31, 2019.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 19, 2019, relating to the beneficial ownership of common stock by:

•each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;

•each of named executive officers and directors; and

•directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 246,252,769 shares of common stock outstanding as of July 15, 2019. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

Name of Beneficial Owner (1)	No. of Shares Owned		Percentage of Total Shares Owned
Officers and Directors
John Poss	3,022,500	(2)	1.23%
Dr. Andrea Small-Howard	2,109,750	(3)	*(11)
Ksenia Griswold	767,361	(4)	*(11)
Leslie Bocskor	731,250	(5)	*(11)
Shane Terry	450,000	(6)	*(11)
Directors and officers as a group (five) persons	7,080,861		2.88%
5% Holders:
Lawrence D. Ordower	20,501,560	(7)	8.33%
Dave Ruggieri	16,001,500	(8)	6.50%
Robert Moody, Jr.	20,005,000	(9)	8.12%
Edward Pershing	13,010,961	(10)	5.28%

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

(5) Includes 450,000 options to purchase shares of common stock at $0.16 per share exercisable as of the Record Date or within 60 days thereafter and options to purchase 281,250 shares of common at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(6) Includes 450,000 options to purchase shares of common stock at $0.16 per share exercisable as of the Record Date or within 60 days thereafter.

(7) Address is Lawrence B. Ordower, 25 East Washington Street, Suite 1400, Chicago, IL  60602. Of the total amount of 20,501,560, 6,858,000 of the shares may be acquired by Mr. Ordower upon the exercise of warrants, 3,570,000 are common shares held by Mr. Ordower, 2,375,560 are common shares held by ELGJO LLC, a limited liability company controlled by Mr. Ordower, 1,662,000 of the shares may be acquired by ELGJO LLC upon the exercise of warrants, 1,818,000 are common shares held by a trust over which Mr. Ordower has depository control, and 4,218,000 are common shares that may be acquired by a trust over which Mr. Ordower has depository control upon the exercise of warrants.

(8) Address is David Ruggieri 1107 West Marion Ave, Unit 116, Punta Gorda, FL  33950. The total consists of 5,576,000 common shares held by Mr. Ruggieri and 5,847,500 shares of common stock issuable upon exercise of warrants and conversion of Notes, and 10,425,500 that may be acquired by Mr. Ruggieri upon the conversion of notes.

(9) Address is Robert Moody Jr, 2302 Post Office Street, Suite 601, Galveston, TX  77550. The total consists of 7,762,500 common shares held by Mr. Moody, 8,002,500 shares that may be acquired upon the exercise of warrants, and 4,240,000 may be acquired upon the conversion of notes.

(10) Address is Edward Pershing, 2220 Southerland Ave, Knoxville, TN 37919. The total consists of 5,250,661 common shares held by Mr. Pershing and 7,760,300 shares that may be acquired upon the exercise of warrants.

(11) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2019, the Company had two independent directors serving on the Board of Directors. The definition the Company uses to determine whether a director is independent are the rules governing OTC market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$70,617	$42,483
Audit-Related Fees(2)	-	-
Tax Fees(3)	46,710	10,350
Subtotal	$117,327	$52,833
All other Fees(4)	-	-
Total	$117,327	$52,833

(1) Audit Fees – Audit fees billed to the Company in FY 2019 and 2018 include fees billed by Soles, Heyn & Company, LLP for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees – There were no other fees billed by Soles, Heyn & Company, LLP for the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3) Tax Fees –Tax fees billed by Lavelle & Associates, CPAs and Milleret & Biordi, CPAs PLLC during the past fiscal year for professional services.

(4) All Other Fees – There were no other fees billed in FY 2019 and 2018 for products and services provided.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.GB Sciences, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm – Soles, Heyn & Company

Financial Statements:

Consolidated Balances Sheets as of March 31, 2019 and 2018

Consolidated Statements of Operations – Years ended March 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended March 31, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended March 31, 2019 and 2018

Notes to the Consolidated Financial Statements

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

10.29	Agreement between Registrant and Pacific Leaf Ventures, LP dated February 28, 2018
10.30	Amendment and Termination Agreement between Registrant and Pacific Leaf Ventures, LP dated July 28, 2018
10.31	Note Purchase Agreement between Registrant and CSW Ventures, LP dated February 28, 2019
10.32	8% Convertible Promissory Note between Registrant and CSW Ventures, LP dated February 28, 2019
10.33	Security Agreement between Registrant and CSW Ventures, LP dated February 28, 2019
10.34	Asset Purchase Agreement between Registrant and GBS Global Biopharma, Inc. dated March 15, 2019
10.35	Note Purchase Agreement between Registrant and Iliad Research and Trading, LP dated April 23, 2019
10.36	8% Convertible Promissory Note between Registrant and Iliad Research and Trading, LP dated April 23, 2019
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer
101	XBRL Instant Documents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on July 15, 2019.

GB Sciences, Inc.

By:	/S/ John Poss
Name:	John Poss
Title:	Chief Executive Officer and President