Form 10-Q
period 2019-06-30
GB SCIENCES INC
filed 2019-08-15
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller Reporting Company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes     ☒  No

There were 252,882,769 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2019.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

INDEX

 Page

PART I. FINANCIAL INFORMATION3

ITEM 1. Financial Statements3

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations21

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk28

ITEM 4.  Controls and Procedures28

PART II – OTHER INFORMATION30

ITEM 1.  Legal Proceedings30

ITEM 1A.  Risk Factors30

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds30

ITEM 3.  Defaults Upon Senior Securities30

ITEM 4.  Mine Safety Disclosures30

ITEM 5.  Other Information30

ITEM 6.  Exhibits30

SIGNATURES32

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$141,312	$227,758
Accounts receivable, net of allowance for doubtful accounts of $107,975 and $66,748 at June 30, 2019 and March 31, 2019, respectively	310,406	488,329
Inventory	3,177,278	2,136,506
Prepaid expenses	246,816	614,178
TOTAL CURRENT ASSETS	3,875,812	3,466,771
Property and equipment, net	23,319,057	23,504,702
Intangible assets, net of accumulated amortization of $3,745 at June 30, 2019 and March 31, 2019	1,857,829	1,818,802
Deposits and prepayments	1,224,265	1,224,265
Operating lease right-of-use assets, net	178,198	-
Other assets	12,612	8,762
TOTAL ASSETS	$30,467,773	$30,023,302
CURRENT LIABILITIES:
Accounts payable	$2,467,566	$3,070,756
Accrued interest	228,831	142,112
Accrued liabilities	376,399	346,634
Notes payable, net of unamortized discount of $1,011,127 and $799,410 at June 30, 2019 and March 31, 2019, respectively	4,813,096	2,529,811
Income tax payable	563,537	506,145
Finance lease obligations, current	156,540	116,722
Operating lease obligations, current	42,176	-
TOTAL CURRENT LIABILITIES	8,648,145	6,712,180
Note payable, net of unamortized discount of $6,607 and $13,929 at June 30, 2019 and March 31, 2019, respectively	110,059	161,072
Operating lease obligations, long term	147,368	-
Finance lease obligations, long term	5,951,363	5,994,051
TOTAL LIABILITIES	14,856,935	12,867,303
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 400,000,000 shares authorized, 246,852,769 and 240,627,102 shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	24,686	24,063
Additional paid-in capital	94,095,065	93,020,015
Accumulated deficit	(87,232,454)	(84,743,836)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	6,887,297	8,300,242
Non-controlling interest	8,723,541	8,855,757
TOTAL EQUITY	15,610,838	17,155,999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,467,773	$30,023,302

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,
	2019	2018

SALES REVENUE	$910,676	$1,315,284
COST OF GOODS SOLD	(624,369)	(580,565)
GROSS PROFIT	286,307	734,719
GENERAL AND ADMINISTRATIVE EXPENSES	2,267,388	4,463,881
LOSS FROM OPERATIONS	(1,981,081)	(3,729,162)
OTHER INCOME (EXPENSE)
Interest expense	(500,410)	(1,720,182)
Other income	-	97,861
Total other expense	(500,410)	(1,622,321)
NET LOSS BEFORE INCOME TAX EXPENSE	(2,481,491)	(5,351,483)
Income tax expense	(57,392)	-
NET LOSS	(2,538,883)	(5,351,483)
Net loss attributable to non-controlling interest	(132,216)	(184,144)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(2,406,667)	$(5,167,339)

Net loss attributable to common stockholders	$(2,406,667)	$(5,167,339)
Net loss per share - basic and diluted	$(0.01)	$(0.03)
Weighted average common shares outstanding - basic and diluted	244,036,524	175,274,248

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(2,538,883)	$(5,351,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,764	203,785
Stock-based compensation	176,402	967,317
Bad debt expense	51,344	7,714
Amortization of debt discount and beneficial conversion feature	200,382	423,562
Interest expense on conversion of notes payable	17,225	1,023,134
Changes in operating assets and liabilities:
Accounts receivable	126,579	(247,306)
Prepaid expenses and other assets	363,512	(226,021)
Inventory	(892,419)	(363,901)
Change in deposits and other assets	-	186,742
Accounts payable	(603,190)	(118,669)
Accrued expenses	141,771	185,997
Income taxes payable	57,392	-
Net cash used in operating activities	(2,631,121)	(3,309,129)
INVESTING ACTIVITIES:
Purchase of property and equipment	(218,647)	(2,648,106)
Acquisition of intangible assets	(39,027)	-
Net cash used in investing activities	(257,674)	(2,648,106)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrant exercises	745,975	3,495,669
Proceeds from non-controlling interest	-	3,800,000
Proceeds from convertible note payable	2,500,000	-
Brokerage fees for issuance of common stock and warrants	(91,104)	-
Fees for issuance of convertible note	(175,000)
Principal payments on debt and finance lease obligations	(177,522)	(258,697)
Net cash provided by financing activities	2,802,349	7,036,972
Net change in cash and cash equivalents	(86,446)	1,079,737
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	227,758	3,579,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,312	$4,659,437
Non-cash transactions:
Stock issued upon conversion of long-term note payable	$170,000	$1,334,949
Property capitalized under operating leases	$213,218	$-
Depreciation capitalized in inventory	$148,353	$128,591
Induced dividend from warrant exercises	$74,400	$2,772,766

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2019 and 2018
(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2018	168,616,855	$ 16,862	$ 70,961,104	$ (58,229,235)	$ 2,882,990	$ 15,631,721

Issuance of stock for debt conversion	5,379,798	538.00	1,344,411	-	-	1,344,949
Exercise of warrants for stock	11,001,750	1,100	3,494,569	-	-	3,495,669
Issuance of stock for services	1,053,088	105	607,907	-	-	608,012
Share based compensation expense	-	-	359,304	-	-	359,304
Contributions from non-controlling interest	-	-	-	-	3,800,000	3,800,000
Inducement dividend from warrant exercises	-	-	2,772,767	(2,772,767)	-	-
Net loss	-	-	-	(5,167,339)	-	(5,167,339)
Loss attributable to non-controlling interest	-	-	-	-	(184,144)	(184,144)
Balance at June 30, 2018	186,051,491	$ 18,605	$ 79,540,062	$ (66,169,341)	$ 6,498,846	$ 19,888,172
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	240,627,102	$ 24,063	$ 93,020,015	$ (84,743,836)	$ 8,855,757	$ 17,155,999

Issuance of stock for debt conversion	1,000,000	100	169,900	-	-	170,000
Exercise of warrants for stock	1,957,500	196	175,979	-	-	176,175
Share based compensation expense	-	-	176,402	-	-	176,402
Issuance of stock for cash, net of issuance costs	3,668,167	367	478,329	-	-	478,696
Exchange shares issued to consultant for options	(400,000)	(40)	40	-	-	-
Inducement dividend from warrant exercises	-	-	74,400	(74,400)	-	-
Cumulative effect of the new lease standard	-	-	-	(7,551)	-	(7,551)
Net loss	-	-	-	(2,406,667)	-	(2,406,667)
Loss attributable to non-controlling interest	-	-	-	-	(132,216)	(132,216)
Balance at June 30, 2019	246,852,769	$ 24,686	$ 94,095,065	$ (87,232,454)	$ 8,723,541	$ 15,610,838

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Note 1 – Background and Significant Accounting Policies

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) seeks to be an innovative technology and solution company that converts the cannabis plant into medicines, therapies and treatments for a variety of ailments. The Company is developing and utilizing state of the art technologies in plant biology, cultivation and extraction techniques, combined with biotechnology, and plans to produce consistent and measurable medical-grade cannabis, cannabis concentrates and cannabinoid therapies.

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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company conducts research and develops intellectual property related to the medicinal uses of the cannabis plant. GBSGB runs a lean drug development program and minimizes expenses, including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment), through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes four USPTO & WIPO patent applications, two provisional USPTO patent applications, three patent applications that we anticipate filing during the fiscal year ended March 31, 2020, and licenses for three additional patents.

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate near-term cash flow, we cultivate and produce cannabis extracts and products for medical and recreational purposes in Nevada and Louisiana. We currently operate cultivation and extraction facilities in Nevada under our subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC. We also have a presence in Louisiana through our controlling interest in GB Sciences Louisiana, LLC, which has partnered with Louisiana State University to operate a cultivation and extraction facility to produce products for the medical cannabis market.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. (the “Company,” “We” or “Us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. The balance sheet at March 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2019.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America. Our consolidated financial statements include all operating divisions and majority-owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. The ownership interest of noncontrolling participants in subsidiaries that are not wholly owned is included as a separate component of equity. The noncontrolling participants’ share of the net loss is included as “Net loss attributable to noncontrolling interest” on the unaudited consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, inventory valuation, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. Specifically, the current and long-term capital lease obligations recorded in the consolidated balance sheet as of March 31, 2019 have been reclassified to conform to the current period presentation as finance lease obligations, current, and finance lease obligations, long term. The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 138,671,617 and 79,481,521 potentially dilutive common shares at June 30, 2019 and 2018, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), (the "New Lease Standard"). This standard requires leases, other than short-term, to be recognized on the balance sheet as a lease liability and a corresponding right-of-use asset.

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the standard. Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components. This standard is effective for interim and annual reporting periods beginning after December 15, 2018 and the Company adopted the standard as of April 1, 2019. The Company also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

The Company adopted the New Lease Standard using the modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, "Targeted Improvements - Leases (Topic 842)." Under this method, the cumulative effect adjustment to the opening balance of retained earnings is recognized at the adoption date. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption on April 1, 2019.

The Company's consolidated balance sheet was affected by this standard, but the consolidated statement of operations and consolidated statement of cash flows were not significantly impacted. The most significant change to the consolidated balance sheet upon adoption on April 1, 2019 relates to the recognition of new right-of-use (ROU) assets of $182,624, net of accumulated amortizations, and operating liabilities of $190,173 at the date of adoption. The Company's accounting for finance leases remains substantially unchanged.

In June 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company as of April 1, 2019. The Company determined that all share-based payments were settled as of the date of the adoption, so there was no impact on the Company's consolidated financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $87,232,454 at June 30, 2019. The Company had a working capital deficit of $4,772,333 at June 30, 2019, compared to $3,245,409 at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $2,631,121 for the three months ended June 30, 2019, compared to $3,495,871 for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

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

Note 3 – Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, extracts, and vapes in bulk and packaged forms.

	June 30, 2019	March 31, 2019

Raw materials	$112,461	$284,415
Work-in-process	2,292,409	1,435,054
Finished goods	772,408	417,037

Total inventory	$3,177,278	$2,136,506

Note 4 – Leases

The Company determines if an arrangement is a lease at inception and has lease agreements for warehouses, office facilities, and equipment. These commitments have remaining non-cancelable lease terms, with lease expirations which range from 2021 to 2032.

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset ("ROU"). Application of this standard resulted in the recognition of ROU assets of $182,624, net of accumulated amortization, and a corresponding lease liability of $190,173 at the April 1, 2019, date of adoption. Accounting for finance leases is substantially unchanged.

Operating leases are included in operating lease ROU assets, operating lease obligations, current, and operating lease obligations, long term on the condensed consolidated balance sheets. Finance leases are included in property and equipment, finance lease obligations, short term, and finance lease obligations, long term, on the condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available. The rates used to discount finance leases previously recorded as capital leases range from 10.2% to 11.5%. Operating leases were discounted at a rate of 17.0%.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet.

During the three months ended June 30, 2019, finance least costs recorded in the consolidated financial statements were $238,805 of which $133,478 represents interest expense and $105,327 represents amortization of the right-of-use assets. Operating lease costs were $20,781, of which $7,956 represents interest expense and $12,826 represents amortization of the right-of-use assets.

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of June 30, 2019, are as follows:

	Year Ending March 31,	Finance Leases	Operating Leases

	2020 (9 months)	616,035	55,065
	2021	835,499	75,748
	2022	851,352	75,339
	2023	890,712	38,101
	2024	915,208	3,927
	Thereafter	7,331,562	-
Total undiscounted lease payments		11,440,368	248,180
Less: Amount representing interest		(5,332,465)	(58,636)
Present value of lease payments		6,107,903	189,544
Less: Current maturities of lease obligations		(156,540)	(42,176)
Long-term lease obligations		5,951,363	147,368

Note 5 – Notes Payable

Note due to BCM MED, LLC

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA will began making eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month commencing in April 2019. GBSLA will make the 9th and final installment payment in the amount of $33,333 on or before the 10th business day of December 2019. The aggregate amount of the installment payments from GBSLA to BCM MED are equal to the loan amount. During the three months ended June 30, 2019, GBSLA made $100,000 in payments towards the loan and reduced the loan balance to $200,000. The balance is included in short-term notes payable on the Company’s June 30, 2019 unaudited condensed consolidated balance sheet.

Note Payable to 483 Management, LLC

On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

payment of $500,000 and issued a 0% unsecured Promissory Note (“483 Note”) in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933. During the three months ended June 30, 2019, the Company recorded $85,981 in interest expense related to amortization of the note discount.

As of the date of this report, two monthly payments on the 483 Note totaling $38,889 are unpaid. The terms of the note provide the Company ten days to cure any breach upon written notification of default received from the lender. To date, 483 Management has not provided the Company with written notification of default and the Company believes it is more likely than not that it will be able to cure the default upon receipt of such notification. If the Company is unable to cure the default within ten days of receiving a written notice, 483 Management will have the option to accelerate the remaining balance owed of $388,889 and impose a penalty interest rate of 10%, but must notify the Company in writing should it choose to do so.

Summary of Notes Payable

As of June 30, 2019, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of June 30, 2019
Short-Term Notes Payable	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable (Note 5)	$1,257,000	$(463,091)	$793,909
8% Convertible Secured Promissory Note dated February 28, 2019 (Note 5)	1,330,000	(126,053)	1,203,947
8% Convertible Promissory Note dated April 23, 2019 (Note 5)	2,765,000	(367,312)	2,397,688
0% Note Payable dated October 23, 2017, current portion	272,222	(54,670)	217,552
0% Note Payable dated December 20, 2018	200,000	-	200,000
Total Short-Term Notes Payable	$5,824,222	$(1,011,127)	$4,813,096

Long-Term Notes Payable
0% Note Payable dated October 23, 2017	$116,667	$(6,607)	$110,059
Total Long-Term Notes Payable	$116,667	$(6,607)	$110,059

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

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

As of June 30, 2019, convertible notes having a carrying value of $793,909, net of unamortized discount of $463,091 remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes was $140,361. Interest expense for the three months ended June 30, 2019, was $120,641, of which $101,838 was amortization of the note discount.

8% Senior Secured Convertible Promissory Note dated February 28, 2019

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, LP (together, “CSW Note”). The note matures on August 28, 2020 and is convertible at any time until maturity into 8,823,529 shares of

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at its Teco facility in Las Vegas, Nevada.

The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount. During the three months ended June 30, 2019, the Company recorded accrued interest on the CSW Note of $28,688 and recorded an additional $25,857 in interest expense as the result of amortization of the note discount.

On May 28, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $170,000 of the principal balance of the 8% Senior Secured Promissory Note dated February 28, 2019. Accordingly, the Company issued 1,000,000 shares of its common stock based on a $0.17 per share conversion price. In connection with the conversions, $17,225 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $152,775. After conversion, the remaining balance outstanding was $1,330,000.

On July 12, 2019, the Company entered into the Amendment to Note Documents and the Amended and Restated 8% Senior Secured Promissory Note (together, “CSW Amendment”). The CSW Amendment increased the balance of the CSW Note by $100,000 to reflect an additional $100,000 advanced to the Company on July 12, 2019, and by $41,863 to add accrued interest to date to the principal balance. The CSW Amendment also decreased the conversion price to $0.11 per share, with the remaining terms unchanged from the original CSW Note (see Note 11).

The Company evaluated the modification under the guidance in ASC 470-50 and determined that the terms of the amended note qualify as “substantially different” from the original CSW Note because the change in the fair value of the conversion feature was greater than 10% of the carrying value of the CSW Note on the amendment date. Accordingly, the Company will record an extinguishment of the CSW Note and we anticipate recording a loss on extinguishment of $294,158 in the quarter ended September 30, 2019.

8% Convertible Promissory Note dated April 23, 2019

On April 23, 2019, the Company entered into the Note Purchase Agreement with Iliad Research and Trading, L.P. and issued an 8% Convertible Promissory Note with a face value of $2,765,000. The Note was issued with original issue discount of $265,000 and is convertible into shares of the Company’s common stock at a price of $0.17 per share at the option of the note holder at any time until the Note is repaid. The Note matures on April 22, 2020.

A total discount of $440,000 was recorded on the note, which includes $265,000 of original issue discount and $175,000 in fees paid to brokers. During the three months ended June 30, 2019, interest expense related to the note was $113,292, of which $72,688 was amortization of the note discount.

Note 7 – Capital Transactions

Increase in Authorized Capital

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and an increase in the number of authorized capital shares from 250,000,000 to 400,000,000.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Sale of Common Stock and Exercise of Warrants

Debt Conversions

On May 28, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $170,000 of the principal balance of the 8% Senior Secured Promissory Note dated February 28, 2019 (See Note 6). Accordingly, the Company issued 1,000,000 shares of its common stock based on a $0.17 per share conversion price. In connection with the conversions, $17,225 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $152,775.

Exercise of Warrants for Stock

In order to encourage the exercise of approximately 70.5 million warrants issued to investors in private placements of convertible notes and common stock having exercise prices ranging between $0.65 and $0.30, the Company effected a temporary decrease in the exercise price of the warrants to $0.10 per share until July 11, 2019. On July 12, 2019, the Company extended the repricing of the warrants through August 30, 2019. As a result of the price reduction, the Company received notice of the exercise of 1,957,500 warrants and received proceeds of $176,175, net of brokerage fees of $19,575. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of $74,400.

Stock Issued in Private Placement

The Company issued 35,878,302 shares of its common stock in private placements:

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the three months ended June 30, 2019, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

Cancellation of Shares Issued to Consultant

During the three months ended June 30, 2019, the Company cancelled 400,000 shares of common stock issued to a consultant as compensation for services rendered during the year ended March 31, 2019, that were initially issued as part of the consulting agreement. During the quarter ended June 30, 2019, the Company agreed to amend the consulting agreement to issue options instead of the shares. The amendment has not yet been executed nor has the option agreement as of June 30, 2019.

Note 8 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement—that has an option to renew for two additional five-year terms—with GB Sciences.

The contract includes the Company’s commitment to make a minimum financial contribution to the LSU AgCenter in the amount of $3.4 million, or a 10% commission of gross receipts, in addition to annual research investments of $500,000 to the LSU AgCenter. The $500,000 annual research investment is prepaid annually in September and

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

amortized over a one-year period. The 10% commission on gross receipts will be accrued and paid as the sales are made. The Company’s first sales in Louisiana were made on August 6, 2019.

The monetary contributions will be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights with the other 50% retained by the Company. As of June 30, 2019, GB Sciences has made payments totaling $1,600,000 toward its obligations under the agreement. For the three months ended June 30, 2019, the Company recorded $225,000 in expense related to the agreement.

On December 6, 2018, the Company entered into an agreement with SylvaCap Media for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 2 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $244,000 using the Black-Scholes valuation model. The fair value of the warrants was recognized as consulting expense over the term of the agreement. The company recorded $162,667 in expense related to the warrants for the three months ended June 30, 2019. The Company also agreed to pay the consultant a $10,000 monthly fee for 12 months and to issue 4 million restricted shares of the Company’s common stock. The Company issued 2 million shares on the date of the contract, with the remaining 2 million due six months after the date of the agreement.

On June 6, 2019, the Company entered into a Cancellation and Settlement with SylvaCap Media and terminated the December 6, 2018 agreement. In consideration for terminating the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining 2 million shares due under the agreement. This amount is accrued in accounts payable as of June 30, 2019.

During the year ended March 31, 2019, the Company recorded a $200,000 charge related to seizure of cash by local law enforcement during a routine traffic stop while transporting the cash to one of our subsidiaries. The charge was recorded in other expense as the Company believed it was more likely than not that the cash would not be returned. After appealing the seizure of the cash through the proper channels, the Company received a notice on July 15, 2019, that the government agency determined to return the cash to the Company. Accordingly, we anticipate receiving the $200,000 payment and will record it as other income when received.

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Note 9 – Related Party Transactions

During the three months ended June 30, 2019, the Company made payments totaling $100,000 on the 0% Note Payable to BCM MED, LLC. BCM MED, LLC shares common ownership with Wellcana Group, LLC, the minority member in GB Sciences Louisiana, LLC.

Note 10 – Non-Controlling Interest

On February 12, 2018, the Company’s wholly-owned subsidiary, GB Sciences Louisiana, LLC (“GBLA"), issued members’ equity interests equal to 15% in GBLA to Wellcana Group, LLC (“Wellcana”) for $3 million. Under the GBSLA operating agreement, Wellcana had an option to make additional capital contributions for the purchase of up to an additional 35% membership interest in GBLA, at the rate of 5% membership interest per $1 million contributed. To date, Wellcana has made additional cash contributions of $7.0 million and its non-controlling interest in GBSLA increased to 49.99%. The capital contributions have been used to fund the buildout of the Petroleum Drive facility and to pay for the operating costs of GBLA.

The Company maintains a majority interest in GBLA and continues to exercise control over the management and operations of GBLA. Accordingly, GBLA is consolidated in the Company’s condensed consolidated financial statements for the three months ended June 30, 2019. The net loss attributable to the non-controlling interest in GBLA was $132,216 for the three months ended June 30, 2019.

Note 11 – Subsequent Events

Capital Transactions

Subsequent to June 30, 2019, the Company issued 6,030,000 shares of its common stock as the result of the following transactions:

•In order to encourage the exercise of approximately 70.5 million warrants issued to investors in private placements of convertible notes and common stock having exercise prices ranging between $0.65 and $0.30, the Company effected a temporary decrease in the exercise price of the warrants to $0.10 per share until July 11, 2019. On July 12, 2019, the Company extended the repricing of the warrants through August 30, 2019. Subsequent to June 30, 2019, the Company has received notice of the exercise of 5,030,000 warrants and received proceeds of $452,700, net of brokerage fees of $50,300. In connection with the induced exercise of the warrants, the Company anticipates recording an inducement dividend.

•On August 1, 2019, the Company received notice of the conversion of $110,000 of the principal balance of its outstanding 8% Senior Secured Convertible Promissory Note payable to CSW Ventures, L.P. at $0.11 per share and issued 1,000,000 shares of common stock.

Amendment to 8% Senior Secured Convertible Promissory Note dated February 12, 2019

On July 12, 2019, the Company entered into the Amendment to Note Documents and the Amended and Restated 8% Senior Secured Promissory Note (together, “CSW Amendment”). The CSW Amendment increased the balance of the CSW Note by $100,000 to reflect an additional $100,000 advanced to the Company on July 12, 2019, and by $41,863 to add accrued interest to date to the principal balance. The CSW Amendment also decreased the conversion price to $0.11 per share, with the remaining terms unchanged from the original CSW Note (See Note 6).

The Company evaluated the modification under the guidance in ASC 470-50 and determined that the terms of the amended note qualify as “substantially different” from the original CSW Note because the change in the fair value of the conversion feature was greater than 10% of the carrying value of the CSW Note on the amendment date.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (unaudited)

Accordingly, the Company will record an extinguishment of the CSW Note and we anticipate recording a loss on extinguishment of $294,158 in the quarter ended September 30, 2019.

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

The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights. As of March 31, 2019, GB Sciences has made payments totaling $1,600,000 toward its obligations under the agreement.

On September 21, 2018, the Company formed a wholly owned subsidiary, GBS Global Biopharma, Inc., in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBS Global Biopharma, Inc., whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBS Global Biopharma, Inc. in exchange for a promissory note in the amount of $1,435,700. The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. GBS Global Biopharma Inc. is currently pursuing clinical development of the intellectual property, including clinical trials.

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

Intellectual Property Portfolio

The Company has filed four USPTO & WIPO patent applications, two provisional USPTO patent applications, and anticipates filing three additional patent applications during the fiscal year ended March 31, 2020. We have licensed three more patents for our intellectual property portfolio. Refer to the Company’s 10-K for the year ended March 31, 2019, for a complete list of patent filings and licensed patents in our intellectual property portfolio.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended
	June 30,
	2019	2018

SALES REVENUE	$910,676	$1,315,284
COST OF GOODS SOLD	(624,369)	(580,565)
GROSS PROFIT	286,307	734,719
GENERAL AND ADMINISTRATIVE EXPENSES	2,267,388	4,463,881
LOSS FROM OPERATIONS	(1,981,081)	(3,729,162)
OTHER EXPENSE, NET	(500,410)	(1,622,321)
NET LOSS BEFORE INCOME TAX EXPENSE	(2,481,491)	(5,351,483)
INCOME TAX EXPENSE	(57,392)	-
NET LOSS	(2,538,883)	(5,351,483)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(132,216)	(184,144)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(2,406,667)	$(5,167,339)

Comparison of the Three Months Ended June 30, 2019 and 2018

Gross profit

The Company recorded gross profit of approximately $0.3 million for the three months ended June 30, 2019, as compared to $0.7 million for the same period in the prior year. The decrease in gross profit was caused by a decrease in products sold. Our Nevada facility sold 147 pounds of cannabis and 73 pounds of cannabis extracts compared to 647 pounds of cannabis and no extracts in the prior year quarter.

General and administrative expenses

General and administrative expenses decreased $2.2 million to $2.3 million for the three months ended June 30, 2019, compared to $4.5 million for the three months ended June 30, 2018. The decrease is attributable to a company-wide initiative to cut administrative costs.

Interest expense

Total interest expense decreased by $1.2 million to $0.5 million compared to $1.7 million in the prior year quarter. The decrease is primarily due to $1.0 million of unamortized discount recognized as interest expense upon the conversion of convertible notes in the prior year quarter and decreased face interest and amortization of discount on convertible notes outstanding due to less convertible notes outstanding in the current quarter.

Other income

Total other income was $0 for the three months ended June 30, 2019, compared to $0.1 million in the same period prior year. The decrease is due to a $0.1 million litigation settlement payment received in the prior year quarter.

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

At June 30, 2019, cash was $0.1 million, other current assets excluding cash were $3.7 million, and our working capital deficit was $4.8 million. At the same time, current liabilities were approximately $8.6 million and consisted principally of $2.5 million in accounts payable, $0.6 million in accrued liabilities, $4.8 million in notes payable, net of $1.0 million in discounts, $0.2 million of current lease obligations, and $0.6 million in income tax payable. At March 31, 2019, the Company had a cash balance of $0.2 million, other current assets excluding cash were $3.2 million and our working capital deficit was $3.2 million. Current liabilities were approximately $6.7 million, which consisted principally of and $3.1 million in accounts payable, $0.6 million in accrued liabilities, $2.5 million in notes payable, and $0.5 million in income taxes payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $2.6 million for the three months ended June 30, 2019, as compared to net cash used of $3.5 million for the six months ended June 30, 2018. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2019, the Company used $0.3 million of cash in investing activities compared to $2.5 million during the three months ended June 30, 2018. The cash used in investing activities during the three months ended June 30, 2019 and 2018 was primarily for the purchase of property and equipment and the acquisition of intangible assets.

Financing Activities

During the three months ended June 30, 2019 and 2018, cash flows from financing activities totaled $2.8 million and $7.0 million, respectively. Cash flows from financing activities for the three months ended June 30, 2019, related primarily to $2.3 million in proceeds from the issuance of a convertible note and $0.7 million in proceeds from the sale of common stock and warrant exercises, offset by $0.2 million of principal payments on debt and finance lease obligations. Cash flows from financing activities for the three months ended June 30, 2018 related primarily to $3.5 million in proceeds from the sale of common stock and warrants in private placements and $3.8 million in capital contributions from non-controlling interests.

GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $87,232,454 at June 30, 2019. The Company had a working capital deficit of $4,772,333 at June 30, 2019, compared to $3,245,409 at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $2,631,121 for the three months ended June 30, 2019, compared to $3,495,871 for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2019.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2019, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2019, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issued in Private Placement

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the three months ended June 30, 2019, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

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

GB SCIENCES, INC.

August 14, 2019	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

August 14, 2019	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)