Form 10-Q/A
period 2019-06-30
GB SCIENCES INC
filed 2019-08-15
CIK 1165320

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of GB Sciences, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 15, 2019 (the “Form 10-Q”), is to furnish Exhibits marked 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibits 101 to this report provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

GB SCIENCES, INC.

August 15, 2019	By:	/s/ Ksenia Griswold
Ksenia Griswold, Chief Financial Officer (Principal Financial Officer)