Form 10-Q
period 2019-09-30
GB SCIENCES INC
filed 2019-11-15
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 262,795,019 shares of common stock, par value $0.0001 per share, outstanding as of November 15, 2019.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

INDEX

 Page

PART I. FINANCIAL INFORMATION3

ITEM 1. Financial Statements3

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations28

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk36

ITEM 4.  Controls and Procedures36

PART II – OTHER INFORMATION38

ITEM 1.  Legal Proceedings38

ITEM 1A.  Risk Factors38

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds38

ITEM 3.  Defaults Upon Senior Securities38

ITEM 4.  Mine Safety Disclosures39

ITEM 5.  Other Information39

ITEM 6.  Exhibits39

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2019	2019
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$84,799	$182,055
Accounts receivable, net of allowance for doubtful accounts of $134,828 and $66,748 at September 30, 2019 and March 31, 2019, respectively	187,179	488,329
Inventory	1,541,676	1,533,792
Prepaid expenses and other current assets	60,066	262,208
Current assets from discontinued operations	1,476,678	1,000,387
TOTAL CURRENT ASSETS	3,350,398	3,466,771
Property and equipment, net	10,265,138	10,481,706
Intangible assets, net of accumulated amortization of $3,745 at September 30, 2019 and March 31, 2019	1,977,672	1,818,802
Deposits and other noncurrent assets	221,889	230,651
Operating lease right-of-use assets, net	156,972	-
Non-current assets from discontinued operations	13,868,180	14,025,372
TOTAL ASSETS	$29,840,249	$30,023,302
CURRENT LIABILITIES:
Accounts payable	$1,621,424	$1,374,771
Accrued interest	310,415	142,112
Accrued liabilities	393,120	244,931
Notes and convertible notes payable, net of unamortized discount of $777,321 and $799,410 at September 30, 2019 and March 31, 2019, respectively	4,917,653	2,229,812
Income tax payable	506,145	506,145
Finance lease obligations, current	106,488	80,132
Operating lease obligations, current	44,571	-
Current liabilities from discontinued operations	1,525,506	2,134,277
TOTAL CURRENT LIABILITIES	9,425,322	6,712,180
Note payable, net of unamortized discount of $1,919 and $13,929 at September 30, 2019 and March 31, 2019, respectively	56,414	161,072
Operating lease obligations, long term	126,967	-
Finance lease obligations, long term	3,593,372	3,646,540
Long term liabilities from discontinued operations	2,322,511	2,347,511
TOTAL LIABILITIES	15,524,586	12,867,303
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 255,345,019 and 240,627,102 shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	25,535	24,063
Additional paid-in capital	95,333,271	93,020,015
Accumulated deficit	(90,071,120)	(84,743,836)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	5,287,686	8,300,242
Non-controlling interest in discontinued operations	9,027,977	8,855,757
TOTAL EQUITY	14,315,663	17,155,999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,840,249	$30,023,302
The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018

Sales revenue	$1,171,698	$717,229	$2,082,374	$2,032,513
Cost of goods sold	(1,857,150)	(302,744)	(2,481,519)	(883,309)
Gross profit (loss)	(685,452)	414,485	(399,145)	1,149,204
General and administrative expenses	1,403,314	3,806,320	3,468,863	7,623,356
LOSS FROM OPERATIONS	(2,088,766)	(3,391,835)	(3,868,008)	(6,474,152)
OTHER INCOME (EXPENSE)
Interest expense	(475,558)	(2,765,866)	(913,374)	(4,422,714)
Other income/(expense)	69,457	(3,047,667)	69,457	(2,949,806)
Total other expense	(406,101)	(5,813,533)	(843,917)	(7,372,520)
NET LOSS BEFORE INCOME TAXES	(2,494,867)	(9,205,368)	(4,711,925)	(13,846,672)
Income tax benefit	57,392	-	-	-
LOSS FROM CONTINUING OPERATIONS	(2,437,475)	(9,205,368)	(4,711,925)	(13,846,672)
Loss on discontinued operations	(491,131)	(825,697)	(755,565)	(1,535,876)
NET LOSS	(2,928,606)	(10,031,065)	(5,467,490)	(15,382,548)
Net loss attributable to non-controlling interest	(245,565)	(291,416)	(377,781)	(475,559)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(2,683,041)	$(9,739,649)	$(5,089,709)	$(14,906,989)

Net loss attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$ (2,437,475)	$ (9,205,368)	$ (4,711,925)	$ (13,846,672)
Discontinued operations	(245,566)	(534,281)	(377,784)	(1,060,317)
Net loss	(2,683,041)	(9,739,649)	(5,089,709)	(14,906,989)

Net loss per common share – basic and diluted
Continuing operations	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.07)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net loss	(0.01)	(0.05)	(0.02)	(0.08)

Weighted average common shares outstanding - basic and diluted	252,700,538	204,143,491	248,392,203	189,787,747

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(5,467,490)	$(15,382,548)
Loss from discontinued operations	$(755,565)	$(1,535,876)
Net loss from continuing operations	$(4,711,925)	$(13,846,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,428	399,194
Stock-based compensation	341,724	1,995,332
Bad debt expense	107,814	20,740
Amortization of debt discount and beneficial conversion feature	434,750	582,809
Interest expense on conversion of notes payable	26,804	3,464,187
Noncash expense recorded for settlement of royalty agreement (Note 5)	-	2,045,925
Loss on extinguishment of debt and disposal of assets	131,293	-
Changes in operating assets and liabilities:
Accounts receivable	202,098	(145,996)
Prepaid expenses and other current assets	202,142	1,024,924
Inventory	265,206	(658,043)
Accounts payable	196,509	(248,985)
Accrued expenses	363,551	162,717
Net cash used in operating activities of continuing operations	(2,292,606)	(5,203,868)
Net cash used in operating activities of discontinued operations	(1,253,851)	(1,180,054)
Net cash used in operating activities	(3,546,457)	(6,383,922)
INVESTING ACTIVITIES:
Purchase of property and equipment	(202,297)	(354,158)
Acquisition of intangible assets	(91,862)	(233,508)
Net cash used in investing activities of continuing operations	(294,159)	(587,666)
Net cash used in investing activities of discontinued operations	(260,623)	(7,619,934)
Net cash used in investing activities	(554,782)	(8,207,600)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrant exercises	1,495,200	8,370,720
Proceeds from convertible note payable	2,600,000	-
Brokerage fees for issuance of common stock and warrants	(166,027)	-
Fees for issuance of convertible note	(175,000)	-
Principal payments on debt and finance lease obligations	(106,229)	(144,739)
Cash paid to settle royalty agreement	-	(1,000,000)
Net cash provided by financing activities of continuing operations	3,647,944	7,225,981
Net cash provided by financing activities of discontinued operations	319,854	6,714,856
Net cash provided by financing activities	3,967,798	13,940,837
Net change in cash and cash equivalents	(133,441)	(650,685)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	227,758	3,579,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	94,317	2,929,015
Less: cash and cash equivalents classified as discontinued operations	(9,518)	(168,537)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$84,799	$2,760,478

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

	For the Six Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2019	2018
Cash paid for interest	$ 332,167	$ 391,324
Cash paid for income tax	$ -	$ -

Non-cash transactions:
Stock issued upon conversion of long-term note payable	$280,000	$4,640,971
Stock issued to settle royalty agreement	$-	$36,000
Depreciation capitalized in inventory	$273,090	$-
Induced dividend from warrant exercises	$230,025	$2,861,436
Beneficial conversion feature on notes payable	$ 133,806	$ -
Property capitalized under operating leases	$ 182,624	$ -
Cumulative effect of the new lease standard	$ 7,550	$ -

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2019 and 2018
(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at June 30, 2018	186,051,491	$18,605	$79,540,062	$(66,169,341)	$6,498,846	$19,888,172

Issuance of stock for debt conversion	13,184,087	1,318	3,294,703	-	-	3,296,021
Exercise of warrants for stock	1,656,125	166	424,886	-	-	425,052
Share based compensation expense	490,756	49	435,328	-	-	435,377
Issuance of stock for cash, net of issuance costs	20,277,778	2,028	4,447,972	-	-	4,450,000
Contributions from non-controlling interest	-	-	-	-	2,914,857	2,914,857
Stock issued to settle royalty agreement	100,000	10	35,990	-	-	36,000
Compensation Warrants	-	-	592,638	-	-	592,638
Inducement dividend from warrant exercises	-	-	88,670	(88,670)	-	-
Net Loss	-	-	-	(9,739,649)	(291,416)	(10,031,065)
Balance at September 30, 2018	221,760,237	$22,176	$88,860,249	$(75,997,660)	$9,122,287	$22,007,052
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at June 30, 2019	246,852,769	$24,686	$94,095,065	$(87,232,454)	$8,723,541	$15,610,838

Issuance of stock for debt conversion	1,000,000	100	109,900	-	-	110,000
Exercise of warrants for stock	7,492,250	749	673,553	-	-	674,302
Share based compensation expense	-	-	32,408	-	-	32,408
Beneficial conversion feature on notes payable	-	-	133,806	-	-	133,806
Contributions from non-controlling interest	-	-	-	-	550,001	550,001
Compensation Warrants	-	-	132,914	-	-	132,914
Inducement dividend from warrant exercises	-	-	155,625	(155,625)	-	-
Net Loss	-	-	-	(2,683,041)	(245,565)	(2,928,606)
Balance at September 30, 2019	255,345,019	$25,535	$95,333,271	$(90,071,120)	$9,027,977	$14,315,663

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended September 30, 2019 and 2018
(unaudited)
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2018	168,616,855	$16,862	$70,961,104	$(58,229,235)	$2,882,990	$15,631,721

Issuance of stock for debt conversion	18,563,885	1,856	4,639,115	-	-	4,640,971
Exercise of warrants for stock	12,657,875	1,266	3,919,454	-	-	3,920,720
Issuance of stock for services	1,543,844	154	741,535	-	-	741,689
Share based compensation expense	-	-	661,005	-	-	661,005
Issuance of stock for cash, net of issuance costs	20,277,778	2,028	4,447,972	-	-	4,450,000
Contributions from non-controlling interest	-	-	-	-	6,714,856	6,714,856
Stock issued to settle royalty agreement	100,000	10	35,990	-	-	36,000
Compensation Warrants	-	-	592,638	-	-	592,638
Inducement dividend from warrant exercises	-	-	2,861,436	(2,861,436)	-	-
Net Loss	-	-	-	(14,906,989)	(475,559)	(15,382,548)
Balance at September 30, 2018	221,760,237	$22,176	$88,860,249	$(75,997,660)	$9,122,287	$22,007,052
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

Issuance of stock for debt conversion	2,000,000	200	279,800	-	-	280,000
Exercise of warrants for stock	9,449,750	945	849,533	-	-	850,478
Share based compensation expense	-	-	208,809	-	-	208,809
Issuance of stock for cash, net of issuance costs	3,668,167	367	478,329	-	-	478,696
Beneficial conversion feature on notes payable	-	-	133,806	-	-	133,806
Contributions from non-controlling interest	-	-	-	-	550,001	550,001
Compensation Warrants	-	-	132,914	-	-	132,914
Cancellation of shares issued to consultant	(400,000)	(40)	40	-	-	-
Inducement dividend from warrant exercises	-	-	230,025	(230,025)	-	-
Cumulative effect of the new lease standard	-	-	-	(7,550)	-	(7,550)
Net Loss	-	-	-	(5,089,709)	(377,781)	(5,467,490)
Balance at September 30, 2019	255,345,019	$25,535	$95,333,271	$(90,071,120)	$9,027,977	$14,315,663
The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Although we believe that maximum shareholder value will ultimately be achieved through the development, production and marketing of certified cannabinoid medicines, therapies and treatments, in order to generate near-term cash flow, we cultivate and produce cannabis extracts and products for medical and recreational purposes in Nevada and Louisiana. We currently operate cultivation and extraction facilities in Nevada under our subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC. As of the date of this report, we also have a presence in Louisiana through our controlling interest in GB Sciences Louisiana, LLC, which has partnered with Louisiana State University to operate a cultivation and extraction facility to produce products for the medical cannabis market. We recently agreed to terms to sell our interest in GB Sciences Louisiana, LLC for $8 million cash and up to an additional $8 million in earnout payments, with closing anticipated on or before November 30, 2019. The Company may retain its research relationship with Louisiana State University after the sale is completed and negotiations are in process as of the date of this report.

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

September 30, 2019

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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. The current and long-term capital lease obligations recorded in the consolidated balance sheet as of March 31, 2019 have been reclassified to conform to the current period presentation as finance lease obligations, current, and finance lease obligations, long term. In addition, the assets, liabilities, income, and cash flows of GB Sciences Louisiana, LLC have been separated from the comparative period amounts to confirm to the current period presentation as discontinued operations as the result of the agreement to pursue the sale of the Company’s interest in GB Sciences Louisiana, LLC (Note 10). The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes.

The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets are as follows:

Discontinued Operations – (continued)	September 30, 2019			March 31, 2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
ASSETS
CURRENT ASSETS
Cash	$ 84,799	$ 9,519	$ 94,318	$ 182,055	$ 45,703	$ 227,758
Accounts receivable, net	187,179	-	187,179	488,329	-	488,329
Inventory, net	1,541,676	1,450,985	2,992,661	1,533,792	602,714	2,136,506
Prepaid and other current assets	60,066	16,174	76,240	262,208	351,970	614,178
TOTAL CURRENT ASSETS	1,873,720	1,476,678	3,350,398	2,466,384	1,000,387	3,466,771

Property and equipment, net	10,265,138	12,857,404	23,122,542	10,481,706	13,022,996	23,504,702
Intangible assets, net	1,977,672	-	1,977,672	1,818,802	-	1,818,802
Deposits and other noncurrent assets	221,889	1,002,376	1,224,265	230,651	1,002,376	1,233,027
Operating lease right-of-use assets, net	156,972	8,400	165,372	-	-	-

TOTAL ASSETS	$ 14,495,391	$ 15,344,858	$ 29,840,249	$ 14,997,543	$ 15,025,759	$ 30,023,302

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$ 1,621,424	$ 1,303,079	$ 2,924,503	$ 1,374,771	$ 1,695,985	$ 3,070,756
Accrued interest	310,415	-	310,415	142,112	-	142,112
Accrued expenses	393,120	57,296	450,416	244,931	76,415	321,346
Notes payable, net	4,917,653	100,000	5,017,653	2,229,812	300,000	2,529,812
Income tax payable	506,145	-	506,145	506,145	-	506,145
Finance lease obligations, current	106,488	65,131	171,619	80,132	61,877	142,009
Operating lease obligations, current	44,571	-	44,571	-	-	-
TOTAL CURRENT LIABILITIES	7,899,816	1,525,506	9,425,322	4,577,903	2,134,277	6,712,180

Note payable, net	56,414	-	56,414	161,072		161,072
Operating lease obligations, long term	126,967	8,400	135,367	-		-
Finance lease obligations, long term	3,593,372	2,314,111	5,907,483	3,646,540	2,347,511	5,994,051

TOTAL LIABILITIES	$ 11,676,569	$ 3,848,017	$ 15,524,586	$ 8,385,515	$ 4,481,788	$ 12,867,303

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Discontinued Operations – (continued)

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations were as follows:

	For the Three Months Ended September 30,
	2019			2018
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$ 1,171,698	$ 377,007	$ 1,548,705	$ 717,229	$ -	$ 717,229
Cost of goods sold	(1,857,150)	(380,629)	(2,237,779)	(302,744)	-	(302,744)
Gross profit (loss)	(685,452)	(3,622)	(689,074)	414,485	-	414,485
General and administrative expenses	1,403,314	424,732	1,828,046	3,806,320	762,712	4,569,032
LOSS FROM OPERATIONS	(2,088,766)	(428,354)	(2,517,120)	(3,391,835)	(762,712)	(4,154,547)
OTHER INCOME/(EXPENSE)
Interest expense	(475,558)	(62,777)	(538,335)	(2,765,866)	(62,985)	(2,828,851)
Other income/(expense)	69,457	-	69,457	(3,047,667)	-	(3,047,667)
Total other expense	(406,101)	(62,777)	(468,878)	(5,813,533)	(62,985)	(5,876,518)
NET LOSS BEFORE INCOME TAXES	(2,494,867)	(491,131)	(2,985,998)	(9,205,368)	(825,697)	(10,031,065)
Income tax benefit	57,392	-	57,392	-	-	-
NET LOSS	$ (2,437,475)	$ (491,131)	$ (2,928,606)	$ (9,205,368)	$ (825,697)	$ (10,031,065)

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Discontinued Operations – (continued)

	For the Six Months Ended September 30,
	2019			2018
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$ 2,082,374	$ 377,007	$ 2,459,381	$ 2,032,513	$ -	$ 2,032,513
Cost of goods sold	(2,481,519)	(380,629)	(2,862,148)	(883,309)	-	(883,309)
Gross profit (loss)	(399,145)	(3,622)	(402,767)	1,149,204	-	1,149,204
General and administrative expenses	3,468,863	626,571	4,095,434	7,623,356	1,409,557	9,032,913
LOSS FROM OPERATIONS	(3,868,008)	(630,193)	(4,498,201)	(6,474,152)	(1,409,557)	(7,883,709)
OTHER INCOME/(EXPENSE)
Interest expense	(913,374)	(125,372)	(1,038,746)	(4,422,714)	(126,319)	(4,549,033)
Other income/(expense)	69,457	-	69,457	(2,949,806)	-	(2,949,806)
Total other expense	(843,917)	(125,372)	(969,289)	(7,372,520)	(126,319)	(7,498,839)
NET LOSS BEFORE INCOME TAXES	(4,711,925)	(755,565)	(5,467,490)	(13,846,672)	(1,535,876)	(15,382,548)
Income tax benefit	-	-	-	-	-	-
NET LOSS	$ (4,711,925)	$ (755,565)	$ (5,467,490)	$ (13,846,672)	$ (1,535,876)	$ (15,382,548)

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use.

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 136,230,024 and 73,579,521 potentially dilutive common shares at September 30, 2019 and 2018, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $90,071,120 at September 30, 2019. The Company had a working capital deficit of $6,074,924 including a deficit of $48,828 from discontinued operations at September 30, 2019, compared to $3,245,409 including a deficit of $1,133,890 from discontinued operations at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $3,546,457 including $1,253,851 from discontinued operations for the six months ended September 30, 2019, compared to $6,383,922 including $1,180,054 from discontinued operations for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

	September 30, 2019	March 31, 2019

Raw materials	$191,743	$440,414
Work in progress	566,686	676,341
Finished goods	783,247	417,037

Total inventory	$1,541,676	$1,533,792

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

During the six months ended September 30, 2019, finance lease costs recorded in the consolidated financial statements were $340,880, of which $214,394 represents interest expense and $126,486 represents amortization of the right-of-use assets. Operating lease costs were $41,174, of which $15,522 represents interest expense and $25,652 represents amortization of the right-of-use assets.

Discontinued operations includes $222,824 in finance lease costs, of which $123,382 represents interest expense and $84,167 represents amortization of right-of-use assets.

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of September 30, 2019, from continuing operations are as follows:

	Year Ending March 31,	Finance Leases	Operating Leases

	2020 (6 months)	$300,871	$35,093
	2021	528,443	71,548
	2022	544,296	73,939
	2023	560,625	38,101
	2024	577,444	3,927
	Thereafter	4,375,869	-
Total undiscounted lease payments		6,887,548	222,608
Less: Amount representing interest		(3,187,688)	(51,070)
Present value of minimum lease payments		3,699,860	171,538
Less: Current maturities of lease obligations		(106,488)	(44,571)
Long-term lease obligations		$3,593,372	$126,967

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 5 – Notes Payable

6% Note Payable due November 30, 2018

On July 28, 2018, the Company entered into the Amendment and Termination Agreement (“Amendment and Termination Agreement”) with Pacific Leaf Ventures, L.P (“Pacific Leaf”). Pursuant to that agreement, the Pacific Leaf Royalty Agreement and all other agreements with Pacific Leaf were terminated in their entirety, and the Company would make payments totaling $1 million of the $1.5 million balance due to Pacific Leaf by August 31, 2018. Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note (“Promissory Note”) for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrued interest at a rate of 6% per annum and matured on November 30, 2018. The Company recorded interest expense of $5,425 related to the Promissory Note for the three months ended September 30, 2018.

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

Amounts Recorded in Other Expense	For the Three and Six Months Ended September 30, 2018

Prepaid royalties expensed during the quarter	$ 1,530,000
Promissory note issued to Pacific Leaf, due on or before November 30, 2018	500,000
100,000 shares common stock issued to Pacific Leaf	36,000
Long-term note payable and accrued interest terminated	(20,075)
Total non-cash expense	2,045,925
Cash payments made in August 2018	1,000,000
Total	$ 2,045,925

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

0% Note Payable dated October 23, 2017

On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made a one-time payment of $500,000 and issued a 0% Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933. During the six months ended September 30, 2019, the Company recorded $31,092 in interest expense related to amortization of the note discount.

As of the date of this report, five monthly payments on the note totaling $97,222 are unpaid. The terms of the note provide the Company ten days to cure any breach upon written notification of default received from the lender. To date, 483 Management has not provided the Company with written notification of default and we are in the process of negotiating a forbearance agreement. If the Company is unable to cure the default within ten days of receiving a written notice, 483 Management will have the option to accelerate the remaining balance owed of $369,444 and impose a penalty interest rate of 10%, but must notify the Company in writing should it choose to do so.

Note payable to BCM MED, LLC

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA will began making eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month commencing in April 2019. GBSLA will make the 9th and final installment payment in the amount of $33,333 on or before the 10th business day of December 2019. The aggregate amount of the installment payments from GBSLA to BCM MED are equal to the loan amount. During the six months ended September 30, 2019, GBSLA made $100,000 in payments towards the loan and reduced the loan balance to $100,000. The balance is included in current liabilities from discontinued operations on the Company’s September 30, 2019 unaudited condensed consolidated balance sheet.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Summary of Notes Payable

As of September 30, 2019, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of September 30, 2019
Short-Term Notes Payable	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable (Note 6)	$1,257,000	$(360,134)	$896,866
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	$1,361,863	$(101,611)	$1,260,252
8% Convertible Promissory Note dated April 23, 2019	$2,765,000	$(261,760)	$2,503,240
0% Note Payable dated October 23, 2017, current portion	$311,111	$(53,816)	$257,295
Total Short-Term Notes Payable	$5,694,974	$(777,321)	$4,917,653

Long-Term Notes Payable
0% Note Payable dated October 23, 2017	$58,333	$(1,919)	$56,414
Total Long-Term Notes Payable	$58,333	$(1,919)	$56,414

Discontinued Operations
0% Note Payable dated December 20, 2018	$100,000	$-	$100,000

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

July 2017 Convertible Note Offering

In July 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years.

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

As of September 30, 2019, convertible notes having a carrying value of $896,866, net of unamortized discount of $360,134 remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes was $159,371. Interest expense for the six months ended September 30, 2019, was $242,608, of which $204,795 was amortization of the note discount.

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

The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount. During the six months ended September 30, 2019, the Company recorded accrued interest on the CSW Note of $32,186 and recorded an additional $61,286 in interest expense as the result of amortization of the note discount.

On May 28, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $170,000 of the principal balance of the 8% Senior Secured Promissory Note dated February 28, 2019. Accordingly, the

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Company issued 1,000,000 shares of its common stock based on a $0.17 per share conversion price. In connection with the conversions, $17,225 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $152,775. After conversion, the remaining balance outstanding was $1,330,000 at September 30, 2019.

On July 12, 2019, the Company entered into the Amendment to Note Documents and the Amended and Restated 8% Senior Secured Promissory Note (together, “CSW Amendment”). The CSW Amendment increased the balance of the CSW Note by $100,000 to reflect an additional $100,000 advanced to the Company on July 12, 2019, and by $41,863 to add accrued interest to date to the principal balance. The CSW Amendment also decreased the conversion price to $0.11 per share, with the remaining terms unchanged from the original CSW Note.

We evaluated the modification under the guidance in ASC 470-50 and determined that the amendment represents an extinguishment because the change in the fair value of the conversion feature exceeded 10% of the carrying value of the CSW Note on the amendment date. The carrying value of the amended note on the date of extinguishment was $1,338,057, net of a beneficial conversion feature discount of $133,806, and we recorded a loss on extinguishment of $124,158.

During the six months ended September 30, 2019, we recorded interest expense of $46,953 related to the amended CSW Note consisting of $24,338 in accrued interest and $22,615 related to amortization of the note discount.

On August 1, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $110,000 of the principal balance of the Amended CSW Note at $0.11 per share. Accordingly, the Company issued 1,000,000 shares of its common stock. In connection with the conversions, $9,579 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $100,421. After conversion, the remaining balance outstanding was $1,361,863.

As of the date of this report, the Company is in default on the amended CSW Note due to non-payment of the quarterly interest payment that was due on October 1, 2019 and nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. As of the date of this report, the lender has not provided formal notice of the default and the Company is negotiating a forbearance agreement with the lender. Upon written notice of default to the Company, the lender may accelerate the payment of principal and interest and enforce its remedies under the Security Agreement.

On October 23, 2019, as an inducement to entering into a forbearance agreement, the Company entered into an additional Amendment to Promissory Note with CSW Ventures, L.P., which reduced the conversion price of the CSW Note from $0.11 to $0.08. The final terms of the forbearance agreement have not been negotiated and executed as of the date of this report (see Note 11 Subsequent Events).

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

A total discount of $440,000 was recorded on the note, which includes $265,000 of original issue discount and $175,000 in fees paid to brokers. During the six months ended September 30, 2019, interest expense related to the note was $274,599, of which $178,240 was amortization of the note discount.

The note includes cross-default and cross-acceleration clauses that may be triggered by the defaults on the Company’s other debts described above in Note 5 and Note 6.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 7 – Capital Transactions

Increase in Authorized Capital

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and an increase in the number of authorized capital shares from 250,000,000 to 400,000,000. On August 15, 2019, Shareholders of the Company approved an increase in authorized capital shares from 400,000,000 to 600,000,000.

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

On August 1, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $110,000 of the principal balance of the Amended CSW Note at $0.11 per share. Accordingly, the Company issued 1,000,000 shares of its common stock. In connection with the conversions, $9,579 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $100,421. After conversion, the remaining balance outstanding was $1,361,863.

Exercise of Warrants for Stock

In order to encourage the exercise of approximately 70.5 million warrants issued to investors in private placements of convertible notes and common stock having exercise prices ranging between $0.65 and $0.30, the Company effected a temporary decrease in the exercise price of the warrants to $0.10 per share until July 11, 2019. On July 12, 2019, the Company extended the repricing of the warrants through August 30, 2019, and on July 31, 2019, the Company extended the repricing of the warrants to September 30, 2019. As a result of the price reduction, the Company received notice of the exercise of 9,449,750 warrants and received proceeds of $850,478, net of brokerage fees of $94,498. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of $230,025.

Stock Issued in Private Placement

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the six months ended September 30, 2019, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

Cancellation of Shares Issued to Consultant

During the six months ended September 30, 2019, the Company cancelled 400,000 shares of common stock issued to a consultant as compensation for services rendered during the year ended March 31, 2019, that were initially issued

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

as part of the consulting agreement. During the quarter ended June 30, 2019, the Company agreed to amend the consulting agreement to issue options instead of the shares. The amendment has not yet been executed nor has the option agreement as of September 30, 2019.

Options and Warrants

At the conclusion of the December 2018 private placement on September 30, 2019, the Company issued 1,954,613 compensation warrants to the broker participating in the private placement. The warrants are exercisable at $0.30 per share until expiration on June 15, 2024 and are eligible for cashless exercise. The Company recorded a $132,914 expense related to the issuance of the warrants.

For the six months ended September 30, 2019, the Company recorded $208,809 in share-based compensation expense relating to options granted to employees and consultants in prior periods.

Note 8 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences.

The contract includes the Company’s commitment to make a minimum financial contribution to the LSU AgCenter in the amount of $3.4 million, or a 10% commission of gross receipts, in addition to annual research investments of $500,000 to the LSU AgCenter. The $500,000 annual research investment is prepaid annually in September and amortized over a one-year period. The 10% commission on gross receipts is accrued and paid as the sales are made. The Company’s first sales in Louisiana were made on August 6, 2019 and total expense related to the 10% commission was $37,701 for the three months ended September 30, 2019 and that amount is accrued in current liabilities from discontinued operations.

The monetary contributions will be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights with the other 50% retained by the Company. As of September 30, 2019, GB Sciences has made payments totaling $1,600,000 toward its obligations under the agreement. For the six months ended September 30, 2019, the Company recorded $250,000 in expense related to the agreement.

On December 6, 2018, the Company entered into an agreement with SylvaCap Media for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 2 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $244,000 using the Black-Scholes valuation model. The fair value of the warrants was recognized as consulting expense over the term of the agreement. The company recorded $162,667 in expense related to the warrants for the six months ended September 30, 2019. The Company also agreed to pay the consultant a $10,000 monthly fee for 12 months and to issue 4 million restricted shares of the Company’s common stock. The Company issued 2 million shares on the date of the contract, with the remaining 2 million due six months after the date of the agreement.

On June 6, 2019, the Company entered into a Cancellation and Settlement with SylvaCap Media and terminated the December 6, 2018 agreement. In consideration for terminating the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining two million shares due under the agreement. This amount is accrued in accounts payable as of September 30, 2019.

During the year ended March 31, 2019, the Company recorded a $200,000 charge related to seizure of cash by local law enforcement during a routine traffic stop while transporting the cash to one of our subsidiaries. The charge was recorded in other expense as the Company believed it was more likely than not that the cash would not be returned. After appealing the seizure of the cash through the proper channels, the cash was returned to the Company on September 6, 2019, and the Company recorded other income on that date.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

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

Note 9 – Related Party Transactions

During the six months ended September 30, 2019, the Company made payments totaling $200,000 on the 0% Note Payable to BCM MED, LLC. BCM MED, LLC shares common ownership with Wellcana Group, LLC, who hold the noncontrolling interest in GB Sciences Louisiana, LLC.

Note 10 – Non-Controlling Interest

On February 12, 2018, the Company’s wholly-owned subsidiary, GB Sciences Louisiana, LLC (“GBLA"), issued members’ equity interests equal to 15% in GBLA to Wellcana Group, LLC (“Wellcana”) for $3 million. Under the GBLA operating agreement, Wellcana had an option to make additional capital contributions for the purchase of up to an additional 35% membership interest in GBLA, at the rate of 5% membership interest per $1 million contributed. To date, Wellcana has made additional cash contributions of $7.0 million and its non-controlling interest in GBLA increased to 49.99%. The capital contributions have been used to fund the buildout of the Petroleum Drive facility and to pay for the operating costs of GBLA.

On September 12, 2019, we signed a term sheet under which an entity affiliated with Wellcana will pursue the purchase of the Company’s controlling interest in GBLA in exchange for $8 million cash with the potential for up to an additional $8 million over time through earn out provisions. The parties would negotiate and draft a Purchase and Sale Agreement with the intent to close the transaction by October 31, 2019. On October 31, 2019, we signed an agreement extending the date of closing to November 30, 2019. Because of the plan to sell the Company’s interest in GBLA, we determined that GB Sciences Louisiana, LLC qualifies as a discontinued operation under the relevant accounting guidance, and accordingly the assets, liabilities, income, and cash flows of GB Sciences Louisiana, LLC are separated from continuing operations for all periods presented.

The net loss attributable to the non-controlling interest in GBLA was $377,781 for the six months ended September 30, 2019.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

Note 11 – Subsequent Events

Capital Transactions

Subsequent to September 30, 2019, the Company issued 7,450,000 shares of its common stock as the result of the following transactions:

•On October 9, 2019, the Company issued 2,000,000 shares to a consultant as prepayment for consulting services.

•On October 10, 2019, the Company issued 200,000 shares of its common stock to the landlord of its Teco facility in Nevada in as consideration for deferment of lease payments until November 15, 2019.

•On October 16, 2019, the Company issued 4,000,000 shares of its common stock and 2,000,000 warrants to purchase one share of common stock at $0.08 per share for three years to an investor in exchange for $240,000 cash.

•On October 30, 2019, the Company agreed to a limited one-time reduction to the conversion price of the $2,765,000 8% Convertible Promissory Note dated April 23, 2019 and received notice of the conversion of $75,000 principal balance at $0.06 per share. As the result of that conversion, we issued 1,250,000 shares of common stock and reduced the principal balance of the note by $75,000.

Amendment to 8% Senior Secured Convertible Promissory Note dated February 12, 2019

On October 23, 2019, as an inducement to entering into a forbearance agreement, the Company entered into an additional Amendment to Promissory Note with CSW Ventures, L.P., which reduced the conversion price of the CSW Note from $0.11 to $0.08. The Company evaluated the modification under the guidance in ASC 470-50 and determined that the price reduction may represent terms that are substantially different from the pre-modification note and we anticipate recording a loss on extinguishment of $92,796.

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

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to

400,000,000. Effective August 15, 2019, Shareholders of the Company approved an increase in authorized capital shares from 400,000,000 to 600,000,000.

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

We also hold a Nevada Medical and Recreational Marijuana Production License through the Company’s wholly owned subsidiary, GB Sciences Las Vegas, LLC.  A production license enables us to convert cannabis plants into to oils and extracts that are suitable for creating medical compounds as well as consumer products. This license is critical and essential to our plan of producing cannabis-based medicines. We began full production operations in our Teco facility in December 2018.

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences.

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

On September 12, 2019, we signed a term sheet under which an entity affiliated with Wellcana will pursue the purchase of the Company’s controlling interest in GB Sciences Louisiana, LLC in exchange for $8 million cash with the potential for up to an additional $8 million over time through earn out provisions. On October 31, 2019, we signed an agreement extending the date of closing to November 30, 2019.

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

Intellectual Property Portfolio

The Company has filed four USPTO & WIPO patent applications, four provisional USPTO patent applications, and anticipates filing two additional patent applications during the fiscal year ended March 31, 2020. We have licensed three more patents for our intellectual property portfolio. Refer to the Company’s 10-K for the year ended March 31, 2019, for a complete list of patent filings and licensed patents in our intellectual property portfolio.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

SALES REVENUE	$1,171,698	$717,229	$2,082,374	$2,032,513
COST OF GOODS SOLD	(1,857,150)	(302,744)	(2,481,519)	(883,309)
GROSS PROFIT	(685,452)	414,485	(399,145)	1,149,204
GENERAL AND ADMINISTRATIVE EXPENSES	1,403,314	3,806,320	3,468,863	7,623,356
LOSS FROM OPERATIONS	(2,088,766)	(3,391,835)	(3,868,008)	(6,474,152)
OTHER EXPENSE	(406,101)	(5,813,533)	(843,917)	(7,372,520)
NET LOSS BEFORE INCOME TAX EXPENSE	(2,494,867)	(9,205,368)	(4,711,925)	(13,846,672)
INCOME TAX EXPENSE	57,392	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(2,437,475)	(9,205,368)	(4,711,925)	(13,846,672)
DISCONTINUED OPERATIONS	(491,131)	(825,697)	(755,565)	(1,535,876)
NET LOSS	(2,928,606)	(10,031,065)	(5,467,490)	(15,382,548)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(245,565)	(291,416)	(377,781)	(475,559)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(2,683,041)	$(9,739,649)	$(5,089,709)	$(14,906,989)

Comparison of the Three and Six Months Ended September 30, 2019 and 2018

Sales revenue

The Company recorded sales revenue of approximately $1.2 million for the three months ended September 30, 2019, as compared to $0.7 million for the same period in the prior year. The increase in sales is due to the production facility beginning operations in December 2018 and the resulting sales of production products in the current year quarter.

Sales revenue was approximately $2.1 million for the six months ended September 30, 2019, as compared to sales revenue of $2.0 million for the same period in the prior year.

Cost of goods sold

Cost of goods sold increased $1.5 million to $1.9 million for the three months ended September 30, 2019, compared to $0.3 million for the six months ended September 30, 2018. Cost of goods sold increased by $1.6 million to $2.5 million for the six months ended September 30, 2019, compared to $0.9 million for the six months ended September 30, 2018. The increase is attributable to an increase in the costs to cultivate cannabis from approximately $1.98 and $2.24 per gram for the three six months ended September 30, 2018, respectively, compared to approximately $3.64 and $5.60 per gram for the three and six months ended September 30, 2019, respectively. The increase in the cost of cultivation for the three and six months is largely attributable to an adjustment of $0.5 million to record inventory at its estimated net realizable value, which was lower than historical cost at September 30, 2019. Another factor affecting the increase in costs of cultivation was a decrease in yield per plant from 153 grams per plant in in the quarter ended June 30, 2018 to 105 grams per plant in the quarter ended June 30, 2019, and from 114 grams per plant in the quarter ended September 30, 2018, compared to 108 grams per plant in the quarter ended September 30, 2019.

General and administrative expenses

General and administrative expenses decreased $2.4 million to $1.4 million for the three months ended September 30, 2019, compared to $3.8 million for the three months ended September 30, 2018. The decrease in general and administrative expense is primarily the result of a Company-wide effort to cut administrative costs.

General and administrative expenses decreased $4.1 million for the six months ended September 30, 2019, compared to the six months ended September 30, 2018. The decrease in general and administrative expense is primarily related to Company-wide efforts to cut administrative costs along with a reduction in noncash charges of $0.5 million for share-based compensation expense, $0.5 million for compensation warrant expense, and $0.7 million of expense recognized upon the issuance of stock for services.

Interest expense

Total interest expense decreased by $2.3 million to $0.5 million for the three months ended September 30, 2019, compared to $2.8 million in the prior year quarter. The decrease is primarily due to $2.5 million of unamortized discount recorded as interest expense upon the conversion of convertible notes in the prior year quarter, offset by an increase in accrued interest and interest expense from amortization of discount on convertible notes outstanding.

Total interest expense decreased by $3.5 million to $0.9 million for the six months ended September 30, 2019, compared to $4.4 million for the six months ended September 30, 2018. The decrease is primarily due to $3.4 million of unamortized discount recorded as interest expense upon the conversion of convertible notes in the prior year quarter, offset by an increase in accrued interest and interest expense from amortization of discount on convertible notes outstanding.

Other income

Total other income was $69,457 for the three and six months ended September 30, 2019, compared to other expense of $3.0 million for the three months ended September 30, 2018, and $2.9 million for the six months ended September 30, 2018. The decrease is primarily driven by a $1.0 million payment to settle the Pacific Leaf Royalty Agreement and an additional noncash expense of $2.0 million related to that agreement, both recorded during the three months ended September 30, 2018.

Current year other income relates to $0.2 million recorded upon the return of cash to the company which previously had been recorded as other expense (Note 8), offset by a loss on extinguishment of debt of $0.1 million (Note 5).

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

At September 30, 2019, cash was $84,799, other current assets excluding cash were $3,265,599 including $1,476,678 from discontinued operations, and our working capital deficit was $6,074,924. At the same time, current liabilities were $9,425,322 million and consisted principally of $1,621,424 in accounts payable, $703,535 in accrued liabilities, $4,917,653 in notes payable, net of $777,321 in discounts, $151,059 of current lease obligations, $506,145 in income tax payable, and $1,525,506 of current liabilities from discontinued operations. At March 31, 2019, the Company had a cash balance of $182,055, other current assets excluding cash were $3,284,716 including $1,000,387 from discontinued operations, and our working capital deficit was $3,245,409. Current liabilities were $6,712,180, which consisted principally of $1,374,771 in accounts payable, $387,043 in accrued liabilities, $2,229,812 in notes payable, $506,145 in income taxes payable, and $2,134,277 of current liabilities from discontinued operations.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $3,546,457 for the six months ended September 30, 2019, as compared to net cash used of $6,383,922 for the six months ended September 30, 2018. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2019, the Company used $554,782 in investing activities compared to $8,207,600 during the six months ended September 30, 2018. The cash used in investing activities during the six months ended September 30, 2019 and 2018 was primarily for the purchase of property and equipment and the acquisition of intangible assets.

Financing Activities

During the six months ended September 30, 2019 and 2018, cash flows provided by financing activities totaled $3,967,798 and $13,940,837, respectively. Cash flows from financing activities for the six months ended September 30, 2019, related primarily to $2,600,000 in proceeds from the issuance of a convertible note, $1,495,200 in proceeds from the sale of common stock and warrant exercises, and $319,854 in net cash flows from discontinued operations, offset by $106,229 of principal payments on debt and finance lease obligations and $341,027 in brokerage fees. Cash flows from financing activities for the six months ended September 30, 2018 related primarily to $8,370,720 in proceeds from the sale of common stock and warrants in private placements and $6,714,856 of net cash flows provided by discontinued operations, offset by $1,000,000 paid to settle the Pacific Leaf Royalty Agreement and $144,739 of principal payments on debt and finance lease obligations.

GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $90,071,120 at September 30, 2019. The Company had a working capital deficit of $6,074,924 including a deficit of $48,828 from discontinued operations at September 30, 2019, compared to $3,245,409 including a deficit of $1,133,890 from discontinued operations at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $3,546,456 including $1,253,851 from discontinued operations for the six months ended September 30, 2019, compared to $6,383,922 including $1,180,054 from discontinued operations for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2019, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2019, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

On October 8, 2019, the Company’s subsidiary GB Sciences, Louisiana, LLC received service of a lawsuit filed by a consultant for $105,210 in unpaid fees. The $105,210 in fees are accrued in current liabilities from discontinued operations as of September 30, 2019.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the six months ended September 30, 2019, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

ITEM 3. Defaults Upon Senior Securities

As of the date of this report, the Company is in default on the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 due to CSW Ventures, L.P. due to nonpayment of the quarterly interest payment that was due on October 1, 2019 and nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. As of the date of this report, the lender has not provided formal notice of the default and the Company is negotiating a forbearance agreement with the lender. Upon written notice of default to the Company, the lender may accelerate the payment of principal and interest and enforce its remedies under the Security Agreement.

On October 23, 2019, as an inducement to entering into a forbearance agreement, the Company entered into an additional Amendment to Promissory Note with CSW Ventures, L.P., which reduced the conversion price of the CSW Note from $0.11 to $0.08. The final terms of the forbearance agreement have not been negotiated and executed as of the date of this report.

The Company may also be in default on the 8% Convertible Promissory Note dated April 23, 2019 payable to Iliad Research and Trading, L.P. through cross-default and cross-acceleration provisions but has not received formal notice of default from the lender.

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

GB SCIENCES, INC.

November 15, 2019	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

November 15, 2019	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)