Form 10-Q
period 2019-12-31
GB SCIENCES INC
filed 2020-02-18
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller Reporting Company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes     ☒  No

There were 272,767,352 shares of common stock, par value $0.0001 per share, outstanding as of February 14, 2020.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$37,300	$182,055
Accounts receivable, net of allowance for doubtful accounts of $91,536 and $66,748 at December 31, 2019 and March 31, 2019, respectively	80,436	488,329
Inventory, net	1,560,048	1,533,792
Prepaid expenses and other current assets	83,240	262,208
Note receivable, net of unamortized discount of $884,958 and $0 at December 31, 2019 and March 31, 2019, respectively	1,365,042	-
Current assets from discontinued operations	-	1,000,387
TOTAL CURRENT ASSETS	3,126,066	3,466,771
Property and equipment, net	10,097,430	10,481,706
Intangible assets, net of accumulated amortization of $3,745 at December 31, 2019 and March 31, 2019	2,073,839	1,818,802
Note receivable, net of unamortized discount of $383,867 and $0 at December 31, 2019 and March 31, 2019, respectively	5,366,133	-
Deposits and other noncurrent assets	95,504	230,651
Operating lease right-of-use assets, net	144,146	-
Non-current assets from discontinued operations	-	14,025,372
TOTAL ASSETS	$20,903,118	$30,023,302
CURRENT LIABILITIES:
Accounts payable	$1,998,994	$1,374,771
Accrued interest	429,064	142,112
Accrued liabilities	469,053	244,931
Notes and convertible notes payable, net of unamortized discount of $1,008,086 and $799,410 at December 31, 2019 and March 31, 2019, respectively	4,860,221	2,229,812
Indebtedness to related parties	324,738	-
Note payable to related party	151,923
Income tax payable	506,145	506,145
Operating lease obligations, current	47,084	-
Finance lease obligations, current	134,239	80,132
Current liabilities from discontinued operations	-	2,134,277
TOTAL CURRENT LIABILITIES	8,921,461	6,712,180
Note payable, net of unamortized discount of $0 and $13,929 at December 31, 2019 and March 31, 2019, respectively	-	161,072
Operating lease obligations, long term	114,052	-
Finance lease obligations, long term	3,565,622	3,646,540
Long term liabilities from discontinued operations	-	2,347,511
TOTAL LIABILITIES	12,601,135	12,867,303
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 270,553,352 and 240,627,102 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	27,056	24,063
Additional paid-in capital	97,039,072	93,020,015
Accumulated deficit	(88,764,145)	(84,743,836)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY	8,301,983	8,300,242
Non-controlling interest in discontinued operations	-	8,855,757
TOTAL EQUITY	8,301,983	17,155,999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,903,118	$30,023,302

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018

Sales revenue	$254,131	$695,764	$2,336,505	$2,728,277
Cost of goods sold	(675,933)	(302,569)	(3,157,452)	(1,185,878)
Gross profit (loss)	(421,802)	393,195	(820,947)	1,542,399
General and administrative expenses	1,744,699	2,456,411	5,213,561	10,079,767
LOSS FROM OPERATIONS	(2,166,501)	(2,063,216)	(6,034,508)	(8,537,368)
OTHER INCOME (EXPENSE)
Interest expense, net	(419,264)	(258,522)	(1,332,637)	(4,681,235)
Other expense	(118,695)	(402,504)	74,920	(3,352,311)
Loss on extinguishment	(92,795)	-	(216,954)	-
Gain on deconsolidation of subsidiary	4,502,058	-	4,502,058	-
Total other income/(expense)	3,871,304	(661,026)	3,027,387	(8,033,546)
NET INCOME/(LOSS) BEFORE INCOME TAXES	1,704,803	(2,724,242)	(3,007,121)	(16,570,914)
Income tax expense	-	(737,568)	-	(737,568)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	1,704,803	(3,461,810)	(3,007,121)	(17,308,482)
Loss from discontinued operations	(720,656)	(588,837)	(1,476,220)	(2,124,713)
NET INCOME/(LOSS)	984,147	(4,050,647)	(4,483,341)	(19,433,195)
Net loss attributable to non-controlling interest	(360,327)	(287,406)	(738,107)	(762,966)
NET INCOME/(LOSS) ATTRIBUTABLE TO GB SCIENCES, INC.	$1,344,474	$(3,763,241)	$(3,745,234)	$(18,670,229)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - basic
Continuing operations	$1,704,803	$(3,461,810)	$(3,007,121)	$(17,308,482)
Discontinued operations	(360,329)	(301,431)	(738,113)	(1,361,747)
Net income/(loss)	$1,344,474	$(3,763,241)	$(3,745,234)	$(18,670,229)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - diluted
Continuing operations	$1,756,411	$(3,461,810)	$(3,007,121)	$(17,308,482)
Discontinued operations	(360,329)	(301,431)	(738,113)	(1,361,747)
Net income/(loss)	$1,396,082	$(3,763,241)	$(3,745,234)	$(18,670,229)

Net income/(loss) per common share – basic
Continuing operations	$0.01	$(0.02)	$(0.01)	$(0.08)
Discontinued operations	-	-	-	(0.01)
Net income/(loss)	$0.01	$(0.02)	$(0.01)	$(0.09)

Net income/(loss) per common share – diluted
Continuing operations	$0.01	$(0.02)	$(0.01)	$(0.08)
Discontinued operations	-	-	-	(0.01)
Net income/(loss)	$-	$(0.02)	$(0.01)	$(0.09)

Weighted average common shares outstanding - basic	263,055,254	222,856,453	253,297,660	200,971,724
Weighted average common shares outstanding - diluted	325,790,554	222,856,453	253,297,660	200,971,724

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(4,483,341)	$(19,433,195)
Loss from discontinued operations	$(1,476,220)	$(2,124,713)
Net loss from continuing operations	$(3,007,121)	$(17,308,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,249	389,813
Stock-based compensation	588,156	2,322,629
Bad debt expense/(recoveries)	64,522	(18,175)
Amortization of debt discount and beneficial conversion feature	741,912	685,766
Interest expense on conversion of notes payable	93,931	3,464,187
Noncash expense recorded for settlement of royalty agreement (Note 5)	-	2,140,925
Loss on extinguishment of debt and disposal of assets	224,089	113,623
Loss on induced conversion of note payable	127,059	-
Gain on deconsolidation of subsidiary	(4,502,058)	-
Interest income receivable and amortization of discount on note receivable	(170,994)	-
Changes in operating assets and liabilities:
Accounts receivable	520,565	255,442
Prepaid expenses and other current assets	178,968	1,074,985
Decrease in deposits and other noncurrent assets	-	131,026
Inventory	343,911	(1,401,906)
Accounts payable	477,913	(155,164)
Accrued expenses	615,667	905,432
Indebtedness to related parties	476,661	-
Net cash used in operating activities of continuing operations	(3,003,570)	(7,399,899)
Net cash used in operating activities of discontinued operations	(1,244,721)	(447,852)
Net cash used in operating activities	(4,248,291)	(7,847,751)
INVESTING ACTIVITIES:
Purchase of property and equipment	(186,297)	(897,087)
Acquisition of intangible assets	(91,862)	(248,116)
Net cash used in investing activities of continuing operations	(278,159)	(1,145,203)
Net cash used in investing activities of discontinued operations	(260,625)	(8,946,434)
Net cash used in investing activities	(538,784)	(10,091,637)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrant exercises	1,860,200	8,823,555
Proceeds from notes payable and line of credit	2,960,000	-
Brokerage fees for issuance of common stock and warrants	(175,628)	-
Fees for issuance of convertible note	(175,000)	-
Principal payments on debt and finance lease obligations	(110,087)	(318,968)
Cash paid to settle royalty agreement	-	(1,000,000)
Net cash provided by financing activities of continuing operations	4,359,485	7,504,587
Net cash provided by financing activities of discontinued operations	282,835	7,179,156
Net cash provided by financing activities	4,642,320	14,683,743
Net change in cash and cash equivalents	(144,755)	(3,255,645)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	182,055	3,579,700
CASH AND CASH EQUIVALENTS AT END OF PERIOD	37,300	324,055
Less: cash and cash equivalents classified as discontinued operations	-	(236,283)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$37,300	$87,772

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Nine Months Ended December 31, 2019 and 2018

(unaudited)

	For the Nine Months Ended December 31,
	2019	2018
Cash paid for interest	$451,040	$539,242
Cash paid for income tax	$-	$-

Non-cash transactions:
Stock issued upon conversion of long-term note payable	$525,000	$4,640,971
Stock issued to settle royalty agreement	$-	$131,000
Depreciation capitalized in inventory	$370,167	$104,481
Induced dividend from warrant exercises	$267,525	$2,861,436
Beneficial conversion feature on notes payable	$829,736	$-
Property capitalized under operating leases	$182,624	$-
Cumulative effect of the new lease standard	$7,550	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended December 31, 2019 and 2018

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at September 30, 2018	221,760,237	$22,176	$88,860,249	$(75,997,660)	$9,122,287	$22,007,052

Issuance of stock for services	2,341,568	234	489,671	-	-	489,905
Share based compensation expense	-	-	170,725	-	-	170,725
Issuance of stock for cash, net of issuance costs	3,470,000	347	452,488	-	-	452,835
Contributions from non-controlling interest	-	-	-	-	206,000	206,000
Stock issued to settle royalty agreement	500,000	50	94,950	-	-	95,000
Net Loss	-	-	-	(3,763,240)	(287,407)	(4,050,647)
Balance at December 31, 2018	228,071,805	$22,807	$90,068,083	$(79,760,900)	$9,040,880	$19,370,870

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at September 30, 2019	255,345,019	$25,535	$95,333,271	$(90,071,120)	$9,027,977	$14,315,663

Issuance of stock for debt conversion	5,583,333	558	244,442	-	-	245,000
Exercise of warrants for stock	3,125,000	313	115,088	-	-	115,401
Issuance of stock for services	2,500,000	250	213,750			214,000
Share based compensation expense	-	-	32,431	-	-	32,431
Issuance of stock for cash, net of issuance costs	4,000,000	400	239,600	-	-	240,000
Beneficial conversion feature on notes payable	-	-	695,932	-	-	695,932
Contributions from non-controlling interest	-	-	-	-	40,000	40,000
Inducement dividend from warrant exercises	-	-	37,499	(37,499)	-	-
Induced note conversions	-	-	127,059	-	-	127,059
Deconsolidation of subsidiary	-	-	-	-	(8,707,650)	(8,707,650)
Net Income/(Loss)	-	-	-	1,344,474	(360,327)	984,147
Balance at December 31, 2019	270,553,352	$27,056	$97,039,072	$(88,764,145)	$-	$8,301,983

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended December 31, 2019 and 2018

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2018	168,616,855	$16,862	$70,961,104	$(58,229,235)	$2,882,990	$15,631,721

Issuance of stock for debt conversion	18,563,885	1,856	4,639,115	-	-	4,640,971
Exercise of warrants for stock	12,657,875	1,266	3,919,454	-	-	3,920,720
Issuance of stock for services	3,885,412	388	1,231,207	-	-	1,231,595
Share based compensation expense	-	-	831,729	-	-	831,729
Issuance of stock for cash, net of issuance costs	23,747,778	2,375	4,900,460	-	-	4,902,835
Contributions from non-controlling interest	-	-	-	-	6,920,856	6,920,856
Stock issued to settle royalty agreement	600,000	60	130,940	-	-	131,000
Compensation warrants	-	-	592,638	-	-	592,638
Inducement dividend from warrant exercises	-	-	2,861,436	(2,861,436)	-	-
Net Loss	-	-	-	(18,670,229)	(762,966)	(19,433,195)
Balance at December 31, 2018	228,071,805	$22,807	$90,068,083	$(79,760,900)	$9,040,880	$19,370,870

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

Issuance of stock for debt conversion	7,583,333	758	524,242	-	-	525,000
Exercise of warrants for stock	12,574,750	1,257	964,620	-	-	965,877
Issuance of stock for services	2,500,000	250	213,750			214,000
Share based compensation expense	-	-	241,242	-	-	241,242
Issuance of stock for cash, net of issuance costs	7,668,167	768	717,929	-	-	718,697
Beneficial conversion feature on notes payable	-	-	829,736	-	-	829,736
Contributions from non-controlling interest	-	-	-	-	590,000	590,000
Compensation warrants	-	-	132,914	-	-	132,914
Cancellation of shares issued to consultant	(400,000)	(40)	40	-	-	-
Inducement dividend from warrant exercises	-	-	267,525	(267,525)	-	-
Induced note conversions	-	-	127,059	-	-	127,059
Cumulative effect of the new lease standard	-	-	-	(7,550)	-	(7,550)
Deconsolidation of subsidiary	-	-	-	-	(8,707,650)	(8,707,650)
Net Loss	-	-	-	(3,745,234)	(738,107)	(4,483,341)
Balance at December 31, 2019	270,553,352	$27,056	$97,039,072	$(88,764,145)	$-	$8,301,983

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Note 1 – Background and Significant Accounting Policies

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) seeks to be a biopharmaceutical research and cannabinoid-based drug development company whose goal is to create patented formulations for safe, standardized, cannabinoid therapies that target a variety of medical conditions in both the pharmaceutical and wellness markets. The Company is is engaged in the research and development of cannabinoid medicines and plans to produce cannabinoid therapies for the wellness markets based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of cannabinoid medicines with virtual operations in North America and Europe. GBSGB assets include cannabinoid medicine intellectual property, research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in pre-clinical animal stage of development; including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses  through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes four USPTO & WIPO patent applications, four provisional USPTO patent applications, and three patent applications that we anticipate filing by June 30, 2020, as well as licenses for three additional patents covering novel cannabinoid delivery systems.

We currently hold 100% membership interests in cultivation and extraction facilities in Nevada under our subsidiaries GB Sciences Nevada, LLC ("GBSN") and GB Sciences Las Vegas, LLC ("GBLV"). On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell 75% of the Company's membership interest interests in GBSN and GBLV for $3 million cash upon close and up to an additional $3 million in earn-out payments after close. In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada is presently subject to an indefinite moratorium, and while the moratorium is expected to be lifted shortly, we cannot provide any assurances as to the timing of the close of the sale.

We recently completed the sale of the Company's controlling interest in GB Sciences Louisiana, LLC, which has partnered with Louisiana State University to operate a cultivation and extraction facility to produce products for the medical cannabis market. As consideration for the sale of our controlling membership interest in GB Sciences Louisiana, LLC, we received an $8 million promissory note and may receive up to an additional $8 million in earn out payments. The Company retained its 50% interest in the research relationship with Louisiana State University ("LSU") and will retain an interest in rights to the intellectual property developed through the relationship with LSU.

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America. Our consolidated financial statements include all operating divisions and majority-owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. The ownership interest of non-controlling participants in subsidiaries that are not wholly owned is included as a separate component of equity. The non-controlling participants’ share of the net loss is included as “Net loss attributable to non-controlling interest” on the unaudited consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, inventory valuation, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of the assets and liabilities of discontinued operations, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. The current and long-term capital lease obligations recorded in the consolidated balance sheet as of March 31, 2019 have been reclassified to conform to the current period presentation as finance lease obligations, current, and finance lease obligations, long term. Certain items on the unaudited statements of cash flows have been reclassified to confirm with current period presentation. In addition, the assets, liabilities, income, and cash flows of GB Sciences Louisiana, LLC have been separated from the comparative period amounts to confirm to the current period presentation as discontinued operations as the result of the sale of the Company’s interest in GB Sciences Louisiana, LLC (Note 10). The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes.

The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets are as follows:

Discontinued Operations – (continued)	December 31, 2019			March 31, 2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
ASSETS
CURRENT ASSETS
Cash	$37,300	$-	$37,300	$182,055	$45,703	$227,758
Accounts receivable, net	80,436	-	80,436	488,329	-	488,329
Inventory, net	1,560,048	-	1,560,048	1,533,792	602,714	2,136,506
Prepaid and other current assets	83,240	-	83,240	262,208	351,970	614,178
Note receivable	1,365,042	-	1,365,042	-	-	-
TOTAL CURRENT ASSETS	3,126,066	-	3,126,066	2,466,384	1,000,387	3,466,771

Property and equipment, net	10,097,430	-	10,097,430	10,481,706	13,022,996	23,504,702
Intangible assets, net	2,073,839	-	2,073,839	1,818,802	-	1,818,802
Note receivable	5,366,133	-	5,366,133	-	-	-
Deposits and other noncurrent assets	95,504	-	95,504	230,651	1,002,376	1,233,027
Operating lease right-of-use assets, net	144,146	-	144,146	-	-	-

TOTAL ASSETS	$20,903,118	$-	$20,903,118	$14,997,543	$15,025,759	$30,023,302

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,998,994	$-	$1,998,994	$1,374,771	$1,695,985	$3,070,756
Accrued interest	429,064	-	429,064	142,112	-	142,112
Accrued expenses	469,053	-	469,053	244,931	76,415	321,346
Notes payable, net	4,860,221	-	4,860,221	2,229,812	300,000	2,529,812
Indebtedness to related parties	476,661	-	476,661	-	-	-
Income tax payable	506,145	-	506,145	506,145	-	506,145
Operating lease obligations, current	47,084	-	47,084	-	-	-
Finance lease obligations, current	134,239	-	134,239	80,132	61,877	142,009
TOTAL CURRENT LIABILITIES	8,921,461	-	8,921,461	4,577,903	2,134,277	6,712,180

Note payable, net	-	-	-	161,072		161,072
Operating lease obligations, long term	114,052	-	114,052	-		-
Finance lease obligations, long term	3,565,622	-	3,565,622	3,646,540	2,347,511	5,994,051

TOTAL LIABILITIES	$12,601,135	$-	$12,601,135	$8,385,515	$4,481,788	$12,867,303

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Discontinued Operations – (continued)

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations were as follows:

	For the Three Months Ended December 31,
	2019			2018
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$254,131	$192,070	$446,201	$695,764	$-	$695,764
Cost of goods sold	(675,933)	(193,915)	(869,848)	(302,569)	-	(302,569)
Gross profit (loss)	(421,802)	(1,845)	(423,647)	393,195	-	393,195
General and administrative expenses	1,744,699	666,042	2,410,741	2,456,411	526,210	2,982,621
LOSS FROM OPERATIONS	(2,166,501)	(667,887)	(2,834,388)	(2,063,216)	(526,210)	(2,589,426)
OTHER INCOME/(EXPENSE)
Interest expense	(419,264)	(52,769)	(472,033)	(258,522)	(62,627)	(321,149)
Other income/(expense)	(118,695)	-	(118,695)	(402,504)		(402,504)
Loss on extinguishment	(92,795)	-	(92,795)	-	-	-
Gain on deconsolidation of subsidiary	4,502,058	-	4,502,058	-	-	-
Total other expense	3,871,304	(52,769)	3,818,535	(661,026)	(62,627)	(723,653)
NET LOSS BEFORE INCOME TAXES	1,704,803	(720,656)	984,147	(2,724,242)	(588,837)	(3,313,079)
Income tax expense	-	-	-	(737,568)	-	(737,568)
NET INCOME/(LOSS)	$1,704,803	$(720,656)	$984,147	$(3,461,810)	$(588,837)	$(4,050,647)

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Discontinued Operations – (continued)

	For the Nine Months Ended December 31,
	2019			2018
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$2,336,505	$569,077	$2,905,582	$2,728,277	$-	$2,728,277
Cost of goods sold	(3,157,452)	(574,544)	(3,731,996)	(1,185,878)	-	(1,185,878)
Gross profit (loss)	(820,947)	(5,467)	(826,414)	1,542,399	-	1,542,399
General and administrative expenses	5,213,561	1,292,613	6,506,174	10,079,767	1,935,766	12,015,533
LOSS FROM OPERATIONS	(6,034,508)	(1,298,080)	(7,332,588)	(8,537,368)	(1,935,766)	(10,473,134)
OTHER INCOME/(EXPENSE)
Interest expense	(1,332,637)	(178,140)	(1,510,777)	(4,681,235)	(188,947)	(4,870,182)
Other income/(expense)	74,920	-	74,920	(3,352,311)	-	(3,352,311)
Loss on extinguishment	(216,954)	-	(216,954)	-	-	-
Gain on deconsolidation of subsidiary	4,502,058	-	4,502,058	-	-	-
Total other expense	3,027,387	(178,140)	2,849,247	(8,033,546)	(188,947)	(8,222,493)
NET LOSS BEFORE INCOME TAXES	(3,007,121)	(1,476,220)	(4,483,341)	(16,570,914)	(2,124,713)	(18,695,627)
Income tax expense	-	-	-	(737,568)	-	(737,568)
NET LOSS	$(3,007,121)	$(1,476,220)	$(4,483,341)	$(17,308,482)	$(2,124,713)	$(19,433,195)

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Earnings/(loss) per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 158,728,095 and 108,999,521 potentially dilutive common shares at December 31, 2019 and 2018, respectively. However, for the nine months ended December 31, 2019 and the three and nine months ended December 31, 2018, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive. The computation of diluted earnings per share for the three months ended December 31, 2019, is presented in the following table:

	For the Three Months Ended December 31, 2019
Diluted EPS Computation	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income from continuing operations available to common stockholders	$1,704,803
Plus: Income impact of assumed conversions
Interest expense on convertible notes payable	51,608
Effect of assumed conversions	51,608
Income from continuing operations plus assumed conversions	1,756,411
Net loss from discontinued operations available to common stockholders	(360,329)
Net income available to common stockholders	$1,396,082

Weighted-average common shares outstanding		263,055,254
Plus: incremental shares from assumed conversions
Warrants		26,648,530
Convertible notes payable		36,086,770
Dilutive potential common shares		62,735,300
Adjusted weighted-average shares		325,790,554

Diluted EPS
Net income from continuing operations	$1,756,411	325,790,554	$0.01
Net loss from discontinued operations	$(360,329)	325,790,554	$(0.00)
Net loss	$1,396,082	325,790,554	$0.00

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Note 2 – Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $ (88,764,145) at December 31, 2019. The Company had a working capital deficit of  $ (5,795,395) at December 31, 2019, compared to $ (3,245,409) including a deficit of  $ (1,133,890) from discontinued operations at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $ (4,248,291) including $ (1,244,721) from discontinued operations for the nine months ended December 31, 2019, compared to $ (7,847,751) including $ (447,852) from discontinued operations for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

	December 31, 2019	March 31, 2019

Raw materials	$299,740	$440,414
Work in progress	1,495,301	676,341
Finished goods	257,995	579,604
Allowance to reduce inventory to NRV	(492,988)	(162,567)

Total inventory	$1,560,048	$1,533,792

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

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Operating leases are included in other current assets , accrued liabilities, and operating lease obligations, long term on the unaudited condensed consolidated balance sheets. Finance leases are included in property and equipment, finance lease obligations, short term, and finance lease obligations, long term, on the unaudited condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available. The rates used to discount finance leases previously recorded as capital leases range from 10.2% to 11.5%. Operating leases were discounted at a rate of 17.0%.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet.

During the nine months ended December 31, 2019, finance lease costs recorded in the consolidated financial statements were $ 790,666, of which $ 474,686 represents interest expense and $ 315,980 represents amortization of the right-of-use assets. Operating lease costs were $ 61,144, of which $ 22,667 represents interest expense and $ 38,477 represents amortization of the right-of-use assets.

Discontinued operations includes $ 280,227 in finance lease costs, of which $ 153,977 represents interest expense and $ 126,250 represents amortization of right-of-use assets.

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of December 31, 2019, from continuing operations are as follows:

	Year Ending		Operating
	March 31,	Finance Leases	Leases

	2020 (3 months)	$185,871	$17,547
	2021	528,443	71,548
	2022	544,296	73,939
	2023	560,625	38,101
	2024	577,444	3,926
	Thereafter	4,375,869	-
Total undiscounted lease payments		6,772,548	205,061
Less: Amount representing interest		(3,072,687)	(43,925)
Present value of minimum lease payments		3,699,861	161,136
Less: Current maturities of lease obligations		(134,239)	(47,084)
Long-term lease obligations		$3,565,622	$114,052

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Note 5 – Notes Payable and Line of Credit

6% Note Payable due November 30, 2018

On July 28, 2018, the Company entered into the Amendment and Termination Agreement (“Amendment and Termination Agreement”) with Pacific Leaf Ventures, L.P (“Pacific Leaf”). Pursuant to that agreement, the Pacific Leaf Royalty Agreement and all other agreements with Pacific Leaf were terminated in their entirety, and the Company would make payments totaling $1 million of the $1.5 million balance due to Pacific Leaf by August 31, 2018. Contemporaneously with the Amendment and Termination Agreement, the Company issued a Promissory Note (“Promissory Note”) for the remaining $0.5 million due to Pacific Leaf. The Promissory Note accrued interest at a rate of 6% per annum and matured on November 30, 2018. The Company recorded interest expense of $5,425 related to the Promissory Note for the three months ended December 31, 2018.

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

On December 21, 2018, the Company also issued 500,000 shares of its common stock to Pacific Leaf in consideration for further deferral of repayment of the Note. The Company recorded $ 95,000 in expense related to the shares issued, which is recorded in the Company’s Consolidated Statement of Operations for the year ended March 31, 2019, under the other expense caption.

The Company made additional payments on the promissory note of $100,000 on January 16, 2019, $100,000 on February 6, 2019, and a final payment of $210,000 on March 4, 2019 which paid the note off in full.

Because the Amendment and Termination Agreement irrevocably terminated the Pacific Leaf Royalty Agreement Royalty Agreement, the Company recorded an expense of $1,530,000 in the quarter ended December 31, 2018 related to the prepaid royalties previously recorded on the Condensed Consolidated Balance Sheet in connection with the February 2018 Agreement. The expense is included in the Other Expense caption of the Company’s Condensed Consolidated Statement of Operations for the nine months ended December 31, 2018. In total, the Company recorded $3.1 million in Other Expense in its Condensed Consolidated Statement of Operations for the nine months ended December 31, 2018, as summarized in the table below:

Amounts Recorded in Other Expense Related to Royalty Settlement	For the Nine Months Ended December 31, 2018

Prepaid royalties expensed during the quarter	$1,530,000
Promissory note issued to Pacific Leaf, due on or before November 30, 2018	500,000
600,000 shares common stock issued to Pacific Leaf	131,000
Long-term note payable and accrued interest terminated	(20,075)
Total non-cash expense	2,140,925
Cash payments made in August 2018	1,000,000
Total	$3,140,925

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933. During the nine months ended December 31, 2019, the Company recorded $31,092 in interest expense related to amortization of the note discount.

The Company has been in default on this note since June of 2019, and as of the date of this report, eight monthly payments on the note totaling $155,555 are unpaid. If the Company is unable to cure the default within ten days of receiving a written notice, 483 Management will have the option to accelerate the remaining balance owed of $369,444 and impose a penalty interest rate of 10%, but must notify the Company in writing should it choose to do so. The Company is currently in the process of negotiating a settlement and/or forbearance agreement with the lender.

Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019, the Company entered into a promissory note and received a line of credit for up to $470,000 from the purchaser of 75% interest in its Nevada facilities. The note matures upon the close of the sale of membership interests. During the nine months ended December 31, 2019, the Company received $330,000 in advances under the line of credit. Subsequent to December 31, 2019, the Company received an additional $150,000 in advances under the line of credit, bringing total proceeds to $480,000 as of the date of this report and reflecting an informal agreement with the lender to increase the Line of Credit limit by $10,000. The balance at December 31, 2019 was $330,000.

Note payable to BCM MED, LLC

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA began making eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month commencing in April 2019. The aggregate amount of the installment payments from GBSLA to BCM MED are equal to the loan amount. Through November 15, 2019, GBSLA made $266,667 in payments towards the loan and reduced the loan balance to $33,333. The remaining balance was deconsolidated upon close of the sale of the Company's controlling membership interest (Note 10).

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Summary of Notes Payable and Convertible Notes

As of December 31, 2019, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of December 31, 2019
Short-Term Notes Payable	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable (Note 6)	$1,257,000	$(257,177)	$999,823
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,271,863	(584,842)	687,021
8% Convertible Promissory Note dated April 23, 2019 (Note 6)	2,640,000	(142,314)	2,497,686
0% Note Payable dated October 23, 2017, current portion	369,444	(23,753)	345,691
Line of Credit dated November 27, 2019	330,000	-	330,000
Note Payable to John Davis (Note 9)	151,923	-	151,923
Total Short-Term Notes Payable	$6,020,230	$(1,008,086)	$5,012,144

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

December 31, 2019

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

As of December 31, 2019, convertible notes having a carrying value of $ 999,823, net of unamortized discount of $ (257,177) remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes was $ 178,381. Interest expense for the nine months ended December 31, 2019, was $ 364,575, of which $ 307,752 was amortization of the note discount.

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

The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount. During the nine months ended December 31, 2019, the Company recorded accrued interest on the CSW Note of $32,186 and recorded an additional $61,286 in interest expense as the result of amortization of the note discount.

On May 28, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $170,000 of the principal balance of the 8% Senior Secured Promissory Note dated February 28, 2019. Accordingly, the Company issued 1,000,000 shares of its common stock based on a $0.17 per share conversion price. In connection with the conversions, $ 17,225 in unamortized discount was recorded as interest expense and the Company reduced the carrying amount of convertible notes payable by $152,775. After conversion, the remaining balance outstanding was $1,330,000.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

On July 12, 2019, the Company entered into the Amendment to Note Documents and the Amended and Restated 8% Senior Secured Promissory Note (together, “Amended CSW Note”). The Amended CSW Note increased the note balance by $100,000 to reflect an additional $100,000 advanced to the Company on July 12, 2019, by $41,863 to add accrued interest to date to the principal balance, and decreased the conversion price to $0.11 per share, with the remaining terms substantially unchanged from the original CSW Note.

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

On August 1, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $ 110,000 of the principal balance of the Amended CSW Note at $0.11 per share. Accordingly, the Company issued 1,000,000 shares of its common stock. In connection with the conversions, $9,579 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $100,421. After conversion, the remaining balance outstanding was $ 1,361,863.

On October 23, 2019, the Company entered into the Amendment to Promissory Note. The October 23, 2019 amendment decreased the conversion price to $0.08 per share, with the remaining terms substantially unchanged from the Amended CSW Note.

We evaluated the modification under the guidance in ASC 470-50 and determined that the amendment represents an extinguishment because the change in the fair value of the conversion feature exceeded 10% of the carrying value of the Amended CSW Note immediately prior to the 2nd Amended CSW Note. The carrying value of the Amended CSW Note on the date of extinguishment was $1,269,067, net of a beneficial conversion feature discount of $92,796, and we recorded a loss on extinguishment of $92,796.

On November 27, 2019, the Company entered into the Second Amendment to Note Documents and the Second Amended and Restated 8% Senior Secured Promissory Note (together, “2nd Amended CSW Note”). The 2nd Amended CSW Note decreased the conversion price to $0.04 per share and increased the note balance by $30,000 to reflect an advance received on that date, with the remaining terms substantially unchanged from the Amended CSW Note.

We evaluated the modification under the guidance in ASC 470-50 and determined that the 2nd Amended CSW Note represents an extinguishment because the change in the fair value of the conversion feature exceeded 10% of the carrying value of the Amended CSW Note immediately prior to the 2nd Amended CSW Note; however, no loss on extinguishment was recorded because the net consideration paid for the 2nd Amended CSW Note was equal to the extinguished carrying value of the Amended CSW Note. The carrying value of the Amended CSW Note on the date of extinguishment was $1,361,863.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

On December 16, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $120,000 of the principal balance of the Amended CSW Note at $0.04 per share and we issued 3,000,000 shares of common stock. In connection with the conversions, $57,551 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $62,449. After conversion, the remaining balance outstanding was $1,271,863 and the carrrying amount of the note was $687,021, net of $584,842 in unamortized discount from the beneficial conversion feature.

During the nine months ended December 31, 2019, we recorded interest expense of $ 89,624 related to the CSW Note and its amendments consisting of $ 27,270 in accrued interest and $ 62,354 related to amortization of the note discount.

The Company is in default on the amended CSW Note due to non-payment of the quarterly interest payments due on October 1, 2019, and January 1, 2020, and nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. As of the date of this report, the lender has not provided formal notice of the default and the Company anticipates that the CSW Note will be settled in full upon close of the sale of 75% of the Company's interests in its Nevada operations to an entity affiliated with CSW Ventures, LP (Note 10). Upon written notice of default to the Company, the lender may accelerate the payment of principal and interest, impose a penalty interest rate of 10%, and enforce its remedies under the Security Agreement.

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

A total discount of $440,000 was recorded on the note, which includes $265,000 of original issue discount and $175,000 in fees paid to brokers. During the nine months ended December 31, 2019, interest expense related to the note was $ 164,150, of which $ 109,870 was amortization of the note discount.

The Company may be in default on the Iliad Note due to nonpayment of an income tax liability related to the March 31, 2018 tax year. In addition, the note includes cross-default and cross-acceleration clauses that may be triggered by the defaults on the Company’s other debts described above in Note 5 and Note 6. The Company has not received formal notice of default from the lender and intends to work with the lender to negotiate terms of a forbearance arrangement. In the event of default, the lender's rights under the promissory note include enforcing a penalty interest rate of 15% and increasing the balance outstanding under the note by 10%.

As inducement for the temporary forbearance of formal default proceedings, the Company has honored the conversion of a total of a total of $125,000 of debt owed under the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an expense in that amount. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in noncash expense for the two conversions of the Iliad note at below contractual conversion rates for the three and nine months ended December 31, 2019.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Sale of Common Stock and Exercise of Warrants

Stock Issued for Debt Conversions

During the nine months ended December 31, 2019,the Company issued a total of 7,583,333 shares of common stock for the conversion of notes payable:

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

On December 16, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $120,000 of the principal balance of the Amended CSW Note at $0.04 per share and we issued 3,000,000 shares of common stock. In connection with the conversions, $57,551 in unamortized discount was recorded as interest expense and the Company has reduced the carrying amount of convertible notes payable by $62,449. After conversion, the remaining balance outstanding was $1,271,863 and the carrrying amount of the note was $687,021, net of $584,842 in unamortized discount from the beneficial conversion feature.

As inducement for the temporary forbearance of formal default proceedings, the Company has honored the conversion of a total of a total of $125,000 of debt owed under the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an expense in that amount. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in noncash expense for the two conversions of the Iliad note at below contractual conversion rates for the three and nine months ended December 31, 2019.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Exercise of Warrants for Stock

During the nine months ended December 31, 2019, the Company issued 12,574,750 shares of common stock for exercises of warrants:

In order to encourage the exercise of approximately 70.5 million warrants issued to investors in private placements of convertible notes and common stock having exercise prices ranging between $0.65 and $0.30, the Company effected a temporary decrease in the exercise price of the warrants to $0.10 per share until July 11, 2019. On July 12, 2019, the Company extended the repricing of the warrants through August 30, 2019, and on July 31, 2019, the Company extended the repricing of the warrants to December 31, 2019. As a result of the price reduction, the Company received notice of the exercise of 9,449,750 warrants and received proceeds of $850,478, net of brokerage fees of $94,498. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of $230,025.

In order to encourage the further exercise of the same warrants, the Company effected a temporary decrease in the exercise price of the warrants to $0.04 per share beginning in December 2019. As a result of the price reduction, the Company received notice of the exercise of an additional 3,125,000 warrants and received proceeds of $112,500, net of brokerage fees of $12,500. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of $37,499.

Issuance of Stock for Services

During the nine months ended December 31, 2019, the Company issued 2,500,000 shares of common stock for consulting services and recorded related expense of $214,000 based on the fair value of the stock on the date of the related consulting agreements.

Issuance of Stock for Cash

During the nine months ended December 31, 2019, the company issued 7,668,167 shares of common stock for cash as follows:

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the nine months ended December 31, 2019, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

On October 10, 2019, the Company issued 4,000,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock at $0.08 per share for a period of three years to an investor for $240,000 cash. The warrants were valued at $110,000 on the date of issuance using the Black-Scholes model.

Cancellation of Shares Issued to Consultant

During the nine months ended December 31, 2019, the Company cancelled 400,000 shares of common stock issued to a consultant as compensation for services rendered during the year ended March 31, 2019, that were initially issued as part of the consulting agreement. During the quarter ended June 30, 2019, the Company agreed to amend the consulting agreement to issue options instead of shares of common stock. The amendment has not yet been executed nor has the option agreement as of December 31, 2019.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Options and Warrants

At the conclusion of the December 2018 private placement on December 31, 2019, the Company issued 1,954,613 compensation warrants to the broker participating in the private placement. The warrants are exercisable at $0.30 per share until expiration on June 15, 2024 and are eligible for cashless exercise. The Company recorded a $132,914 expense related to the issuance of the warrants.

As of December 31, 2019, there were 87,526,411 warrants outstanding at exercise prices ranging from $0.30 to $1.00 per share.

For the nine months ended December 31, 2019, the Company recorded $241,242 in share-based compensation expense relating to options granted to employees and consultants in prior periods. As of December 31, 2019, the Company had $15,131 of remaining unrecognized option expense related to options vesting at a future date. As of December 31, 2019, there were 10,383,334 options outstanding from grants to employees and 2,383,000 options outstanding from grants to consultants.

Note 8 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences.

The contract includes the Company’s commitment to make an annual research investments of $500,000 to the LSU AgCenter. The Company retained its 50% interest in the research relationship with LSU after the sale of its membership interest in GB Sciences Louisiana, LLC (Note 10), and accordingly remains obligated for $250,000 of the $500,000 annual research investment for three years, or a total commitment of $750,000. The research investment is paid annually in September and amortized over a one-year period.

The monetary contributions will be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, of which AgCenter would retain 50% of those rights with the other 50% retained 25% each by the Company and by GB Sciences Louisiana, LLC.

On December 6, 2018, the Company entered into an agreement for business advisory and consulting services. In consideration for the services, the Company issued warrants to purchase 2 million shares of the Company’s common stock at $0.1125 per share. The Company valued the warrants at $244,000 using the Black-Scholes valuation model. The fair value of the warrants was recognized as consulting expense over the term of the agreement. The company recorded $162,667 in expense related to the warrants for the nine months ended December 31, 2019. The Company also agreed to pay the consultant a $10,000 monthly fee for 12 months and to issue 4 million restricted shares of the Company’s common stock. The Company issued 2 million shares on the date of the contract, with the remaining 2 million due nine months after the date of the agreement.

On June 6, 2019, the Company entered into a Cancellation and Settlement with the consultant and terminated the December 6, 2018 agreement. In consideration for terminating the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining two million shares due under the agreement. This amount is accrued in accounts payable as of December 31, 2019.

On October 1, 2019, the Company entered into a new agreement for business advisory and consulting services. In connection with the agreement, the Company issued 2 million shares of its common stock and agreed to pay a monthly service fee of $50,000 beginning December 1, 2019, plus a quarterly stock fee of 2 million shares 90, 180, and 270 days after the agreement. The company recorded $180,000 expense related to the common stock payments and $50,000 expense related to the cash payments, which is accrued in accounts payable at December 31, 2019.

During the year ended March 31, 2019, the Company recorded a $200,000 charge related to seizure of cash by local law enforcement during a routine traffic stop while transporting the cash to one of our subsidiaries. The charge was recorded in other expense as the Company believed it was more likely than not that the cash would not be returned. After appealing the seizure of the cash through appropriate channels, the cash was returned to the Company on September 6, 2019, and the Company recorded other income on that date.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Note 9 – Related Party Transactions

As of December 31, 2019, the Company is indebted to its officers for a total of $324,738, consisting of $142,637 in unpaid wages, $75,747 in unpaid bonuses, and $106,354 of reimbursements for business expenses.

In connection with the sale of membership interest in GB Sciences Louisiana, LLC, the Company issued a note payable in the amount of $151,923 to John Davis, the Company's former General Counsel and President of GB Sciences Louisiana, LLC, for unpaid fees and bonuses. The note matures upon receipt of the first payment from the Wellcana Note Receivable (Note 10).

During the fiscal year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Quantum Shop provided GB Sciences with research, design, development, fabrication, and production services. During the nine months ended December 31, 2018, the Company made payments totaling $1.1 million to Quantum Shop primarily related to the build-out of the cultivation and production facility in Baton Rouge, Louisiana owned by GB Sciences Louisiana, LLC.

During the year ended March 31, 2017, the Company entered into an advisory agreement with Electrum Partners, LLC, a company whose President resides on GB Sciences’ Board of Directors and serves as a Chair of the Audit Committee. The agreement has a term of one year and was renewed for a successive one-year period on March 31, 2018.  During the nine months ended December 31, 2018, the Company made payments totaling $73,904 to Electrum Partners, LLC and issued 285,412 shares of its restricted stock at an expense of $99,596. Subsequent to December 31, 2018, the Company terminated the advisory agreement.

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBLV”). A member of GB Science’s Board of Directors is a Co-Managing Member of THCLLC. Under the EPA, THCLLC was to produce cannabis-infused baked goods and other edibles in GBLV’s production facility. The Company will receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC.

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

As of December 31, 2018, the Company had advanced $253,034 under the THC Note. The Company terminated the Edibles Production Agreement and all other related agreements with THC LLC effective October 19, 2018 and took possession of all tangible assets owned by THCLLC on October 22, 2018, as collateral for the balance owed under the Note. These assets included kitchen and production equipment, leasehold improvements, and inventory used in Company’s production operations at the Teco Facility.

The Company assessed the fair value of the machinery and equipment received at $139,411 and capitalized that amount in fixed assets during the quarter ended December 31, 2018. All of the machinery and equipment received from THC LLC was placed in service for use in the Company’s production facility. The Company recorded $113,623 as other expense in its Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2018, which represents the remaining balance of the outstanding note receivable from THC LLC.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Note 10 – Sale of 50% Membership Interest in GB Sciences Louisiana, LLC

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

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with Wellcana Plus, LLC ("Purchaser"), an affiliate of Wellcana Group, LLC. In consideration for the sale of its 50.01% membership interest in GBSLA, the Company received the $8,000,000 Promissory Note  ("Wellcana Note") and may receive up to an additional $8,000,000 in earn-out payments.

The Wellcana note bears interest at a rate of 5% per annum and payments are due beginning June 1, 2020, and ending December 1, 2021. The Company recorded a $1,389,408 discount on the note receivable based on an imputed interest rate of 17.0%, and the carrying amount of the note was $6,610,592 as of November 15, 2019:

Wellcana Note Receivable	Note Payments
June 1, 2020	$500,000
September 1, 2020	750,000
December 1, 2020	1,000,000
March 1, 2020	1,250,000
June 1, 2021	1,500,000
September 1, 2021	1,500,000
December 1, 2021	1,500,000
TOTAL PAYMENTS	8,000,000
DISCOUNT ON NOTE RECEIVABLE	(1,389,408)
NET PRESENT VALUE	$6,610,592

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

The Company may also receive up to $8,000,000 in earn-out payments under the MIPA. Earn-out payments are calculated as 25% of the distributions made by GBSLA to Purchaser through September 30, 2022, and 10% of distributions made thereafter under any extension or renewal of the relationship with LSU. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of, 1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or 2) the amount of contingent consideration that it is probable will be received. As of the transaction date, the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no asset was recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies, and any gain from contingent consideration will be recorded at the time the consideration is received.

Based on the foregoing assessment of the consideration received, the Company recorded a gain on deconsolidation of $4,502,058 related to the sale of its membership interest in GBSLA, calculated as follows:

As of
November 15, 2019
Present value of promissory note	$6,610,592
Carrying amount of non-controlling interest	8,707,651
TOTAL	15,318,243

Carrying amount of assets	14,715,798
Carrying amount of liabilities	(3,899,613)
Net assets deconsolidated	10,816,185
GAIN ON DECONSOLIDATION	$4,502,058

For all periods presented in the unaudited financial statements, the assets, liabilities, income, and cash flows of GBSLA have been reclassified to discontinued operations. The losses and cash flows from discontinued operations for the three and nine months ended December 31, 2019 represent activity through the close of the sale on November 15, 2019.

GB SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(unaudited)

Note 11 – Sale of Membership Interests in Nevada Subsidiaries

The Company operates cannabis cultivation and extraction facilities located at 3550 W. Teco Ave., Las Vegas, NV 89118. The facilities operate under two wholly-owned subsidiaries, GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC (together, "Teco"), which hold the Company’s Nevada Licenses for the State-regulated cultivation and production of cannabis and cannabis products, respectively (the "Teco Licenses").

On November 27, 2019, the Company entered into a Binding Letter of Intent (the “Teco LOI”) to sell 75% of its interests in Teco to AJE Management, LLC, with the transaction closing upon transfer of the Licenses. As consideration for the transfer of membership interests, the Company will receive $3,000,000 upon closing and up to an additional $3,000,000 in earn-out payments. The transaction closes upon the approval of the transfer of the Teco Licenses by Nevada regulatory authorities. As of the date of this report, the State of Nevada has imposed a temporary moratorium on cannabis license transfers. The Company anticipates that the moratorium will be lifted in the near future but we are unable to say when the timing of the close may be.

In connection with the Teco LOI, on December 6, 2019, the Company entered into a Management Agreement with AJE Management whereby AJE Management will manage the operations of Teco until the closing of the sale of membership interests. Under the management agreement, AJE Management is entitled to receive a $75,000 monthly management fee for the duration of the management contract, to be paid out of available cash flow from Teco or no later than the close of the sale of membership interests. The management fee is accrued in the unaudited consolidated balance sheets under accrued liabilities.

In connection with the Teco LOI, the Company also entered into a Line of Credit of up to $470,000 with AJE Management (Note 5) to fund the operations of Teco. The line of credit accrues interest at a rate of 8% and the Company pledged its interest in the Teco facilites as collateral for the note, subject to the preexisting lien for collateralization of the CSW Ventures Note (Note 6).

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC to The Moore Group, Inc. (the “Nopah LOI”), with the transaction closing upon transfer of the Nopah License. As consideration for the transfer of the license, the Company will receive $300,000. The transfer of the Nopah License is subject to the same restrictions on license transfers currently in effect in the State of Nevada.

Note 12 – Subsequent Events

Capital Transactions

Subsequent to December 31, 2019, the Company received notices of the exercise of 2,214,000 warrants at the discounted exercise price of $0.04 (Note 7) and received proceeds of $79,704, net of brokerage fees of $8,856.

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

Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) seeks to be a biopharmaceutical research and cannabinoid-based drug development company whose goal is to create patented formulations for safe, standardized, cannabinoid therapies that target a variety of medical conditions in both the pharmaceutical and wellness markets. The Company is engaged in the research and development of cannabinoid medicines and plans to produce cannabinoid therapies for the wellness markets based on its portfolio of intellectual property.

We were incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Ventures, Inc.” On March 28, 2008, stockholders owning a majority of our outstanding common stock approved changing our then name “Signature Exploration and Production Corp.” as our business model had changed.

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

On September 21, 2018, the Company formed a wholly owned subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBSGB, whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBSGB in exchange for a promissory note in the amount of $1,435,700. The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. GBSGB is currently pursuing clinical development of the intellectual property, including clinical trials.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of cannabinoid medicines with virtual operations in North America and Europe. GBSGB assets include cannabinoid medicine intellectual property, research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in pre-clinical animal stage of development; including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes four USPTO & WIPO patent applications, four provisional USPTO patent applications, and three patent applications that we anticipate filing by June 30, 2020, as well as licenses for three additional patents covering novel cannabinoid delivery systems.

We currently hold 100% membership interests in cultivation and extraction facilities in Nevada under our subsidiaries GB Sciences Nevada, LLC ("GBSN") and GB Sciences Las Vegas, LLC ("GBLV"). On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell 75% of the Company's membership interest interests in GBSN and GBLV for $3 million cash upon close and up to an additional $3 million in earn-out payments after close. In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada is presently subject to an indefinite moratorium, and while the moratorium is expected to be lifted shortly, we cannot provide any assurances as to the timing of the close of the sale.

We recently completed the sale of the Company's controlling interest in GB Sciences Louisiana, LLC, which has partnered with Louisiana State University to operate a cultivation and extraction facility to produce products for the medical cannabis market. As consideration for the sale of our controlling membership interest in GB Sciences Louisiana, LLC, we received an $8 million promissory note and may receive up to an additional $8 million in earn out payments. The Company retained its 50% interest in the research relationship with Louisiana State University ("LSU") and will retain an interest in rights to the intellectual property developed through the relationship with LSU.

Plan of Operation

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through GBSGB, the Company has conducted ground-breaking research embracing the complexity of the whole plant led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer, and Dr. Helen Turner, Vice President of Innovation and Dean of the Science and Technology Department at Chaminade University.  Small-Howard and Turner posited that complex mixtures of cannabinoids and terpenes that are derived from native mixtures in the cannabis plant, but with precise optimizations, would provide more targeted and effective treatments for specific disease conditions than either single cannabinoids or whole plant formulations.  They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain.

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

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients, and GBSGB has a series of pending patents containing cannabis-derived complex mixtures that act as therapeutic agents for specific disease categories, as described below. GBSGB’s pending patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures.

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both discovery research and product development programs. Both lead Rx programs in Parkinson’s disease and chronic neuropathic pain are now in preclinical animal studies with Dr. Lee Ellis of the NRC in Halifax. GBSGB recently announced that it has obtained the statistically significant reduction of Parkinson’s-disease like symptoms using its proprietary complex mixtures in an animal model of Parkinson’s disease (PD). Several of GBSGB’s PD formulations significantly reduced the symptoms, while the most effective formula reduced the symptoms back to the baseline activity of normal animals. In addition, the toxicity studies for the PD formulas came back without any significant negative findings. For Parkinson’s disease, the initial clinical prototypes of GBSGB Cannabinoid-Containing Complex Mixtures (CCCM) are being formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet technology.

For chronic neuropathic pain, GBSGB is testing its Cannabinoid-Containing Complex Mixtures (CCCM) both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures in an animal model at the NRC in Halifax.

Three new patent applications were filed, three new patent applications are being prepared for filings, and we have licensed another patented delivery method, oral thin films. We are also raising awareness of our work through six peer-reviewed journal articles and a dozen presentations at national and international meetings. Favorable Research Updates from our university collaborators reveal the promise in our discovery programs with Michigan State University (HIV-Associated Neurodegenerative Disorder), Chaminade University (Neuropathic Pain, Metabolic Syndrome), the University of Athens, Greece (Cannabis Metabolomics), and the University of Seville, Spain (Time-Released Nanoparticles). The University of Seville has completed functional testing on nanoparticles containing myrcene, nerolidol, and beta-caryophyllene. In these cell-based assays, the effectiveness and kinetics of the nanoparticle-forms of these terpenes were compared with the “naked” terpenes both individually and in mixtures. In all cases, the effectiveness of the nanoparticles were superior to the naked terpenes, however, the mixtures were dramatically more effective than the individuals. These results from Seville are very promising as these nanoparticles are now entering the animal testing phase at the NRC in Halifax.

Intellectual Property Portfolio

The Company has filed four USPTO & WIPO patent applications, four provisional USPTO patent applications, and anticipates filing three additional patent applications during the fiscal year ended March 31, 2020. We have licensed three more patents for our intellectual property portfolio. Refer to the Company’s 10-K for the year ended March 31, 2019, for a complete list of patent filings and licensed patents in our intellectual property portfolio.

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

GBSGB currently has active and on-going research agreements with the following institutions covering the indicated areas of research:

●    Chaminade University: Broad-based research program to support the drug discovery platform that has yielded most of GBSGB’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic pain and chronic pain.

●    Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use as an adjunctive therapy to anti-retroviral cocktails for HIV/AIDS patients and to define CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). The initial screens are producing positive results.

●    University of Athens: Broad-based metabolomics analysis of over 100 cannabis genotypes including both hemp and THC-producing cannabis varieties, in combination with GBSGB’s bioassay data linking genotypes and potential disease-remediations. This project has the potential to define active ingredients from plant-derived mixtures beyond the standard cannabinoids and terpenoids. The discovery potential is huge.

●    The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Two animal-phase studies are being performed by Dr. Lee Ellis’ group at the NRC. An animal safety and efficacy study was initiated in Q4 of 2018 for GBSGB’s Parkinson’s disease therapies, and a safety and efficacy study in animals for GBSGB’s Chronic Neuropathic Pain (NP) formulas was initiated in Q1 of 2019.

●    The University of Seville: Development and functional testing of time-released and disease-targeted nanoparticles of cannabis-based complex mixtures for oral administration.

●    The University of Cadiz: Testing the safety and efficacy of the above-mentioned polymeric nanoparticles in rodent models.

●    University of Hawaii: Validating the efficacy of a complex cannabis-based mixture for the treatment of cardiac hypertrophy and cardiac disease in a rodent model.

The Company also has a consulting agreement with Dr. Zoltan Mari, Section Head, Nevada Movement Disorders Program & Lee Pascal Parkinson's Disease Scholar at Cleveland Clinic, who will oversee the phase 0 human Parkinson’s disease trial and protocols.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018

SALES REVENUE	$254,131	$695,764	$2,336,505	$2,728,277
COST OF GOODS SOLD	(675,933)	(302,569)	(3,157,452)	(1,185,878)
GROSS PROFIT/(LOSS)	(421,802)	393,195	(820,947)	1,542,399
GENERAL AND ADMINISTRATIVE EXPENSES	1,744,699	2,456,411	5,213,561	10,079,767
LOSS FROM OPERATIONS	(2,166,501)	(2,063,216)	(6,034,508)	(8,537,368)
OTHER EXPENSE	(537,959)	(661,026)	(1,257,717)	(8,033,546)
GAIN ON DECONSOLIDATION OF SUBSIDIARY	4,502,058	-	4,502,058	-
NET INCOME/(LOSS) BEFORE INCOME TAX EXPENSE	1,797,598	(2,724,242)	(2,790,167)	(16,570,914)
INCOME TAX EXPENSE	-	(737,568)	-	(737,568)
NET INCOME/(LOSS) FROM CONTINUING OPERATIONS	1,797,598	(3,461,810)	(2,790,167)	(17,308,482)
DISCONTINUED OPERATIONS	(720,656)	(588,837)	(1,476,220)	(2,124,713)
NET INCOME/(LOSS)	1,076,942	(4,050,647)	(4,266,387)	(19,433,195)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(360,327)	(287,406)	(738,107)	(762,966)
NET INCOME/(LOSS) ATTRIBUTABLE TO GB SCIENCES, INC.	$1,437,269	$(3,763,241)	$(3,528,280)	$(18,670,229)

Comparison of the Three and Nine Months Ended December 31, 2019 and 2018

Sales revenue

The Company recorded sales revenue of $0.3 million for the three months ended December 31, 2019, as compared to $0.7 million for the same period in the prior year. The decrease in sales is largely attributable to a sale of hemp in the prior year quarter of $0.3 million compared to $0 in the current quarter. the remaining $0.1M decrease is attributable to 137 pounds of finished cultivation product sold in the prior year quarter compared to 78 pounds in the current quarter, offset by sales of extracts in the current quarter of 3,390 grams compared to none in the prior quarter. Sales revenue was approximately $2.3 million for the nine months ended December 31, 2019, as compared to sales revenue of $2.7 million for the same period in the prior year. The decrease in sales is attributable to $0.3 million hemp sales in the prior year compared to $0 in the current quarter.

Cost of goods sold

Cost of goods sold increased to $0.7 million for the three months ended December 31, 2019, compared to $0.3 million for the nine months ended December 31, 2018. The decrease is attributable to an allowance to reduce inventory to its net realizable value of $0.4 million in the current quarter.

Cost of goods sold increased by $2.0 million to $3.2 million for the nine months ended December 31, 2019, compared to $1.2 million for the nine months ended December 31, 2018. The increase is largely attributable to the quarters ended June 30, 2019, and September 30, 2019, including an increase in the costs to cultivate cannabis from approximately $1.98 and $2.24 per gram for the three and six months ended September 30, 2019, respectively, compared to approximately $3.64 and $5.60 per gram for the three and six months ended September 30, 2019, respectively. The increase in the cost of cultivation is largely attributable to adjustments of $0.5 million and $0.4 million, to reduce inventory to its estimated net realizable value at September 30, 2019, and December 31, 2019, respectively. Another factor affecting the increase in costs of cultivation was a decrease in yield per plant from 153 grams per plant in in the quarter ended June 30, 2018 to 105 grams per plant in the quarter ended June 30, 2019, and from 114 grams per plant in the quarter ended September 30, 2018, compared to 108 grams per plant in the quarter ended September 30, 2019.

General and administrative expenses

General and administrative expenses decreased $0.8 million to $1.7 million for the three months ended December 31, 2019, compared to $2.5 million for the three months ended December 31, 2018. The decrease in general and administrative expense is primarily the result of a Company-wide effort to cut administrative costs.

General and administrative expenses decreased to $5.2 million for the nine months ended December 31, 2019, compared to $10.1 million for the nine months ended December 31, 2018. The decrease in general and administrative expense is primarily related to the Company-wide effort to reduce administrative expense and reductions in noncash charges of $1.7 million for share-based compensation expense.

Interest expense

Total interest expense increased by $0.4 million to $0.6 million for the three months ended December 31, 2019, compared to $0.2 million in the prior year quarter. The increase is primarily due to increases in the carrying amount of debt outstanding from $2.4 million as of December 31, 2018, compared to $5.0 million as of December 31, 2019. The increase in interest expense is offset by $0.2 million in interest income from a note receivable in the current quarter, for net interest expense of $0.4 million.

Total interest expense decreased by $3.4 million to $1.3 million for the nine months ended December 31, 2019, compared to $4.7 million for the nine months ended December 31, 2018. The decrease is primarily due to $3.5 million of unamortized discount recorded as interest expense upon the conversion of convertible notes in the prior year compared to $0.1 million in the current year.

Other expense

Other expense was $0.2 million for the three months ended December 31, 2019, compared to other expense of $0.4 million for the three months ended December 31, 2018. Other expense for the current quarter consists primarily of a loss on extinguishment of debt of $0.1 million (Note 5) and a $0.1 million expense related to the induced conversion of notes payable (Note 5). Other expense in the prior year quarter consists primarily of a loss on the disposition of a note receivable of $0.1 million (Note 9), expense related to the settlement of a royalty agreement of $0.1 million (Note 5), and a $0.2 million charge related to cash seized during transportation (Note 8).

Other expense was $0.1 million for the nine months ended December 31, 2019 and $3.4 million for the nine months ended December 31, 2018. Other expense in the current year consists primarily of $0.2 million of losses on the extinguishment of debt (Note 5) and a $0.1 million expense related to the induced conversion of notes payable (Note 5), offset by $0.2 million related to the return of cash seized during transportation (Note 8). Other expense in the prior year consists primarily of $3.1 million related to stock and cash payments made to settle a royalty agreement (Note 5), a $0.2 million charge related to cash seized during transportation (Note 8), and a $0.1 million loss on the disposition of a note receivable (Note 9).

LIQUIDITY AND CAPITAL RESOURCES

Current Liquidity

The Company will need additional capital to implement its strategies. There is no assurance that it will be able to raise the amount of capital needed for future growth plans. Even if financing is available, it may not be on terms that are acceptable. If unable to raise the necessary capital at the times required, the Company may have to materially change the business plan, including delaying implementation of aspects of the business plan or curtailing or abandoning the business plan. The Company represents a speculative investment and investors may lose all of their investment. In order to be able to achieve the strategic goals, the Company needs to further expand its business and financing activities. Based on the Company's cash position, it is necessary to raise additional capital by the end of the next quarter in order to continue to fund current operations. These factors raise substantial doubt about the ability to continue as a going concern.  The Company is pursuing several alternatives to address this situation, including the raising of additional funding through equity or debt financings. In order to finance existing operations and pay current liabilities over the next twelve months, the Company will need to raise additional capital. No assurance can be given that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans.

At December 31, 2019, cash was $ 37,300, other current assets excluding cash were $ 3,088,766, and our working capital deficit was $ (5,795,395). At the same time, current liabilities were $ 8,921,461 and consisted principally of $ 1,998,994 in accounts payable, $1,087,837 in accrued liabilities, $ 4,860,221 in notes payable, net of  $ (1,008,086) in discounts, $ 506,145 in income tax payable, and $ 134,239 in current finance lease obligations. At March 31, 2019, the Company had a cash balance of  $ 182,055, other current assets excluding cash were $ 3,284,716 including $1,000,387 from discontinued operations, and our working capital deficit was $ (3,245,409), including $ (1,133,890) from discontinued operations. Current liabilities were $6,712,180, which consisted principally of $ 1,374,771 in accounts payable, $ 387,043 in accrued liabilities, $ 2,229,812 in notes payable, $ 506,145 in income taxes payable, and $2,134,277 of current liabilities from discontinued operations.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $ (4,248,291) for the nine months ended December 31, 2019, including $ (1,244,721) used in discontinued operations, as compared to net cash used of $ (7,847,751) for the nine months ended December 31, 2018, including $ (447,852) used in discontinued operations. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2019, the Company used $ (538,784) in investing activities, including $ (260,625) used in discontinued operations, compared to (10,091,637) during the nine months ended December 31, 2018, including $ (8,946,434) used in discontinued operations. The cash used in investing activities during the nine months ended December 31, 2019 and 2018 was primarily for the purchase of property and equipment and the acquisition of intangible assets.

Financing Activities

During the nine months ended December 31, 2019 and 2018, cash flows provided by financing activities totaled $ 4,642,320 and $ 14,683,743, respectively. Cash flows from financing activities for the nine months ended December 31, 2019, related primarily to $ 2,960,000 in proceeds from the issuance of notes and convertible notes payable, $ 1,860,200 in proceeds from the sale of common stock and warrant exercises, and $  282,835 in net cash flows from discontinued operations, offset by $ (110,087) of principal payments on debt and finance lease obligations and $ 350,628 in brokerage fees. Cash flows from financing activities for the nine months ended December 31, 2018 related primarily to $ 8,823,555 in proceeds from the sale of common stock and warrants in private placements and $ 7,179,156 of net cash flows provided by discontinued operations, offset by $ (1,000,000) paid to settle the Pacific Leaf Royalty Agreement and $ (318,968) of principal payments on debt and finance lease obligations.

GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(88,764,145) at December 31, 2019. The Company had a working capital deficit of  $ (5,795,395) at December 31, 2019, compared to $ (3,245,409) including a deficit of  $ (1,133,890) from discontinued operations at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $ (4,248,291) including $ (1,244,721) from discontinued operations for the nine months ended December 31, 2019, compared to $ (7,847,751) including $ (447,852) from discontinued operations for the same period last year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements, and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in securing capital necessary to achieve its goals.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2019, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2019, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, the Company becomes involved in certain legal proceedings and claims which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve is recorded, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the nine months ended December 31, 2019, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

On October 10, 2019, the Company issued 4,000,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock at $0.08 per share for a period of three years to an investor for $240,000 cash.

ITEM 3. Defaults Upon Senior Securities

As of the date of this report, the Company is in default on the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 due to CSW Ventures, L.P. due to nonpayment of the quarterly interest payments due on October 1, 2019 and December 31, 2020, and nonpayment of an income tax liability related to the March 31, 2018 tax year (Note 5). The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. As of the date of this report, the lender has not provided formal notice of the default and the Company anticipates that the Note will be settled upon close of the Teco sale (Note 10). Upon written notice of default to the Company, the lender may accelerate the payment of principal and interest and enforce its remedies under the Security Agreement.

The Company is in default on the Iliad Note due to nonpayment of an income tax liability related to the March 31, 2018 tax year (Note 5). In addition, the note includes cross-default and cross-acceleration clauses that may be triggered by the defaults on the Company’s other debts described above and in Notes 5 and 6. The Company has not received formal notice of default from the lender and intends to work with the lender to negotiate terms of a forbearance arrangement.

As inducement for the temporary forbearance of formal default proceedings, the Company has honored the conversion of a total of a total of $125,000 of debt owed under the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an expense in that amount. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in noncash expense for the two conversions of the Iliad note at below contractual conversion rates for the three and nine months ended December 31, 2019.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
3.2	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014 and Exhibit 3.2 to Form 10-K No. 333-82580 filed with the Commission on June 27, 2014)
3.3	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	Membership Interest Purchase Agreement dated November 15, 2019
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GB SCIENCES, INC.

February 18, 2020	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

February 18, 2020	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)