Form 10-K
period 2020-03-31
GB SCIENCES INC
filed 2020-08-28
CIK 1165320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 2019, was approximately $25.5 million.

The shares outstanding on August 28, 2020 were 280,532,686.

Documents Incorporated by Reference

None

GB SCIENCES, INC.

FORM 10-K

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of GB Sciences, Inc., a Nevada corporation and its subsidiaries (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, believes”, “estimates”, “predicts” or “continue”, which list is not meant to be all-inclusive and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things: (i) product demand, market and customer acceptance of any or all of the Company’s products, equipment and other goods, (ii) ability to obtain financing to expand its operations, (iii) ability to attract qualified personnel, (iv) competition pricing and development difficulties, (v) ability to increase cultivation production, (vi) the timing and extent of changes in prices for medical and adult-use cannabis, (vii) agricultural risks of growing and harvesting medical and adult-use cannabis, (viii) the availability of equipment, such as extraction equipment, (ix) the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity, (x) our ability to close the sale of the Company's Nevada cannabis cultivation and production facilities, (xi) and general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Any forward-looking statements are based on information available to us today and we undertake no obligation to publicly update any forward-looking statements, whether as a result of future events, new information or otherwise.

COVID-19 EXPLANATORY DISCLOSURE

GB Sciences, Inc. (“the Company”) has relied on the March 4, 2020 order issued by the Commission under Section 36 (Release No. 3488318), as modified on March 25, 2020 (Release No. 3488465) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”), as a result of the novel coronavirus (“COVID19”) pandemic, to delay the filing of its Annual Report on Form 10-K for the year ended March 31, 2020 (the “Report”). A significant portion of the Company’s business operations are contracted in certain employees and independent contractors who have recently been under “lock-down” orders or “shelter in place” recommendations for the national health crisis, including key personnel responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to file a timely and accurate Annual Report on Form 10-K for its year ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of cannabinoid medicines with virtual operations in North America and Europe. GBSGB assets include cannabinoid medicine intellectual property, research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in pre-clinical animal stage of development; including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses  through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes two issued USPTO Patents, five USPTO patent applications, four provisional USPTO patent applications, and one USPTO application that we anticipate filing by the end of calendar year 2020, as well as licenses for three additional patents covering novel cannabinoid delivery systems. In addition to the USPTO patents and patent applications, the company has filed 28 patent applications internationally.

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

Our Business Strategy

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through its wholly-owned, Canadian subsidiary, GBS Global Biopharma, Inc. ("GBSGB"), the Company has conducted ground-breaking research embracing the complexity of the whole plant led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer and Director, and Dr. Helen Turner, Vice President of Innovation and Dean of the Natural Sciences and Mathematics Department at Chaminade University.  Small-Howard and Turner posited that complex mixtures of cannabinoids and terpenes that are derived from native mixtures in the cannabis plant, but with precise optimizations, would provide more targeted and effective treatments for specific disease conditions than either single cannabinoids or whole plant formulations.  They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain.

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

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients. GBSGB has two issued patents and a series of pending patents containing cannabis-derived complex mixtures that act as therapeutic agents for specific disease categories, as described below. GBSGB’s pending patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures.

Annual Drug Development Progress Report

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both its drug discovery research and product development programs. Our lead pharmaceutical programs in both Parkinson’s disease and chronic neuropathic pain are now in preclinical animal studies with Dr. Lee Ellis of the National Research Council (NRC) Canada in Halifax, Nova Scotia. In addition, the two patents which protect GBSGB’s formulations in our lead development programs have been issued by the US Patent and Trademark Office (USPTO). Achieving these significant milestones is driving interest in these novel therapeutic programs.

For its lead program in PD therapeutics, GBSGB announced that it has obtained the statistically significant reduction of Parkinson’s-disease like symptoms using its proprietary complex mixtures in an animal model of Parkinson’s disease (PD). Several of GBSGB’s PD formulations significantly reduced the symptoms, while the most effective formula reduced the symptoms back to the baseline activity of normal animals. In addition, the toxicity studies for these PD formulas came back without any significant negative findings. These important preclinical results will be included in GBS’ Investigational New Drug (IND) application with the US FDA to enter human clinical trials as soon as possible. New therapies to address Parkinson’s disease symptoms are needed to help those afflicted with this debilitating disease. The combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion in the U.S. alone.

For Parkinson’s disease, the initial clinical prototypes of GBSGB’s Cannabinoid-Containing Complex Mixtures (CCCM™) are being formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet (ODT) technology. This ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. GBSGB selected Catalent as its development partner for the PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel complex mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of GBSGB's proprietary APIs.

For its lead chronic neuropathic pain program, GBSGB is testing its Cannabinoid-Containing Complex Mixtures (CCCM) and Myrcene-Containing Complex Mixtures (MCCM) both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures in an animal model at the NRC in Halifax, Nova Scotia. In preparation for human clinical trials, our standard MCCM and the time-released MCCM are currently being compared in an animal model that demonstrates their potential effectiveness at treating chronic pain. The early results from this preclinical research project look very promising.

The two patents which protect formulations in the Company’s lead therapeutic programs have been issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using GBSGB’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease (PD). This was an important milestone in the development of these vitally-important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications. The issuance of GBSGB’s second US patent for active pharmaceutical ingredients that are complex mixtures identified by our biotech platform further confirms that GBSGB’s pharmaceutical compositions can be patent-protected for use as biopharmaceutical and nutraceutical products. The US Patent entitled “Myrcene-Containing Complex Mixtures Targeting TRPV1” protects methods of using GBSGB’s proprietary Myrcene-Containing Complex Mixtures (“MCCM”) for the treatment of pain disorders related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. In the US alone, chronic pain represents an estimated health burden of between $560 and $650 billion dollars, and an estimated 20.4% of U.S. adults suffer from chronic pain that significantly decreases their quality of life. Despite the widespread rates of addiction and death, opioids remain the standard of care treatment for most people with chronic pain. The Company believes that it is important to create safer, less addictive alternatives to opioids for the treatment of chronic pain disorders, like GBSGB’s myrcene-containing complex mixtures.

In this fiscal year, two new patent applications were filed, and two additional provisional patent applications were filed on August 18, 2020. In addition, several of our international patents have progressed to the country-specific phase of patent review. We are also raising awareness of our research and development work through peer-reviewed journal articles and presentations at national and international science and industry meetings.

Favorable Research Updates from our university collaborators reveal the promise in our discovery programs with Michigan State University (HIV-Associated Neurodegenerative Disorder and COVID-19 therapies), Chaminade University (Chronic Neuropathic Pain, Metabolic Syndrome, Cannabis Metabolomics with the University of Athens), the University of Athens, Greece (Cannabis Metabolomics), the University of Seville, Spain (Time-Released Nanoparticles), and the National Research Council (NRC) of Canada (Parkinson’s Disease, Chronic Neuropathic Pain).

Intellectual Property Portfolio

GBSGB retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property. The status of the intellectual property portfolio is as follows.

Two USPTO Patents Issued/Allowed for Cannabinoid- and Myrcene-Containing Complex Mixtures

  Title:       CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Number 10,653,640;                       Expiration date:     October 23, 2038

Issued:                   May 19, 2020;                      Inventors:              Andrea Small-Howard et al.

Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

Title:      MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Number 10,709,670;                      Expiration date:    May 22, 2038

Issued:                   July 14, 2020;                     Inventors:              Andrea Small-Howard, et al.

On May 12, 2020, GBSGB received a Notice of Allowance for its Myrcene-Containing Complex Mixtures. The fee was paid, and the patent will issue soon.

GBSGB’s MCCMs are protected for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis.

Five USPTO & Twenty-Three International Patent Applications Pending

Title:       CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Application No. 15/729,565;                       WIPO Application number: PCT/US2017/055989

Filed:                     October 10, 2017;                                Inventors:              Andrea Small-Howard et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on October 10, 2017.

On April 3, 2020, GBSGB Received a Notice of Allowance on our Cannabinoid-Containing Complex Mixtures for Parkinson’s Disease. On the same day as we paid the fee for the allowed patent claims, we filed a Continuation for Review of the non-Parkinson’s formulas within this application, which includes Alzheimer’s disease, Huntington’s disease, Lewy body dementia, and dementia. U.S. Continuation Application No. 16/844,713, filed on Apr 9, 2020, is pending. This application claims benefit of U.S. Patent Application No. 62/406,764 filed October 11, 2016.

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Application No.15/885,620;        WIPO Application number: PCT/US2018/016296

Filed:     January 31, 2018;                                                Inventors:              Andrea Small-Howard, et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on January 31, 2018.

Claims benefit of U.S. Patent Application No. 62/453,161 filed February 1, 2017.

Title:      MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Application No. 15/986,316;       WIPO Patent Application No. PCT/US2018/033956

Filed:                     May 22, 2018;                      Inventors:              Andrea Small-Howard, et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on May 22, 2018.

On May 12, 2020, GBSGB received a Notice of Allowance for its Myrcene-Containing Complex Mixtures. On the same day as we paid the fee for the allowed claims, we filed a Continuation for the review of the other formulations including those for heart disease and other TRPV1-related pathologies. U.S. Continuation Application No. 16/878,295, filed on May 19, 2020, is pending. Claims benefit of U.S. Patent Application No. 62/509,546 filed May 22, 2017.

Title:      TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES

U.S. Patent Application No.: 16/420,004;      WIPO Patent Application No.: PCT/US2019/033618

Filed:                     May 22, 2019;                      Inventors:              Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application Nos. 62/674,843 filed May 22, 2018; 62/769,743 filed November 20, 2018; and 62/849,719 filed May 17, 2019.

Title:      THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS

U.S. Patent Application No.:16/686,069        WIPO Patent Application No.: PCT/ES2019/070765

Filed:                     November 8, 2019;             Inventors:              Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application Nos. 62/757,660 filed November 8, 2018

Two Provisional USPTO Patent Applications Pending

Title:      TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1

U.S. Patent Application No.: 62/868,794;       Inventors:            Andrea Small-Howard, et al.

Filed:                     June 28, 2019

Title:      THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR

CANNABINOIDS

U.S. Patent Application No.: 62/897,235       Inventors: Andrea Small-Howard, et al.

Filed: September 6, 2019

Two Additional Provisional Patent Applications Filed on August 18, 2020

GBSGB has data sets for two new provisional patent applications filed on August 18, 2020, as follows:

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS

Filing Date:         August 18, 2020;                 Inventor:               Andrea Small-Howard

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS

Filing Date:       August 18, 2020;                    Inventor:               Andrea Small-Howard

Multiple Licensed Patents for GBSGB’s Intellectual Property Portfolio

Title:      METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY.

Inventor:               Alexander Stokes;               Assignee:              University of Hawai’i

Commercialization rights licensed to Makai Biotech, LLC

Sublicensed by Makai Biotech, LLC to GBS Global Biopharma, Inc.

Status: Granted in the following territories on the corresponding dates

U.S. Patent Number: 9,084,786;                      Issued: July 21, 2015

U.S. Patent Number: 10,137,123;                    Issued: November 27, 2018

U.S. Continuation Application:  16/181,204

European Union Patent Number: 2,635,281; Granted: March 14, 2018

Europe Patent Application: 3,348,267

Hong Kong Patent Number: 14102182.8; Granted: March 14, 2018

India Patent Application: 1404/KOLNP/2013

China Patent Application: 201180063998.4

Title:       METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION

Inventors:              Martin Banderas, Lucia; Fernandez Arevala, Mercedes; Berrocoso, Dominguez, Esther; and Mico Segura, Juan Antonio

Assignees:             Universidad de Sevilla, Universidad de Cadiz, and Centro de Investigacion Biomedica En Red (CIBER)

Exclusive worldwide license held by GBS Global Biopharma, Inc.

WIPO/PCT Application: PCT/ES2016/000016 (Pub. No. WO 2016/128591)

Filed: August 18, 2016

Claims benefit of Spanish Patent Application no. P201500129 (Pub. No. ES 2582287)

Filed:  February 9, 2015

U.S. Patent Application: 15/549,653

Spain Patent ES2582287; Granted: September 29, 2017

Europe Patent Application: EP3257503

Canada Patent Application CA2976040

Partnering Strategy

GBSGB runs a lean drug development program and minimizes expenses, including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment), through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Through these research and development agreements, GBSGB has created a virtual pipeline for the further development of novel medicines extracted from the cannabis plant. The partners bring both expertise and infrastructure at a reasonable cost to the life sciences program. In most instances, GBSGB has also negotiated with these partners to keep 100% of the ownership of the IP within GBSGB for original patent filings.

GBSGB currently has on-going research agreements with the following institutions covering the indicated areas of research:

Chaminade University: Broad-based research program to support the drug discovery platform that has yielded most of GBSGB’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic pain and chronic pain. They have also performed the bioassay portion of the Cannabis Metabolomics study performed with the University of Athens, Greece and GBSGB.

University of Athens: Broad-based metabolomics analysis of over 100 cannabis genotypes including both hemp and THC-producing cannabis varieties, in combination with GBSGB’s bioassay data linking genotypes and potential disease-remediations. This project has the potential to define active ingredients from plant-derived mixtures beyond the standard cannabinoids and terpenoids. The discovery potential is huge, and novel agents have recently been discovered.

Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). Although combination antiretroviral therapy keeps symptoms for most HIV-patients well controlled, between 40% and 70% of these well-controlled HIV patients end up with HAND symptoms that range from movement disorders to dementia-like symptoms. The results from this work were included in a new patent application that was filed on August 18, 2020. In addition, MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of COVID-19 deaths. The new patent application for our novel, cannabinoid-containing complex mixtures (CCCM™) for the treatment of hyperinflammation and cytokine storm syndrome in COVID-19 patients was filed on August 18, 2020.

The University of Seville: Bringing their novel expertise to the development and functional testing of time-released and disease-targeted nanoparticles of cannabis-based complex mixtures for oral administration. These specialized nanoparticles are being used for the precise and time-released delivery of several of our therapies, including GBSGB’s MCCM™ and CCCM™’s used in the preclinical animal testing performed at the NRC Canada. The University of Seville has completed functional testing on nanoparticles containing myrcene, nerolidol, and beta-caryophyllene for our Myrcene-Containing Complex Mixtures. In these cell-based assays, the effectiveness and kinetics of the nanoparticle-forms of these terpenes were compared with the “naked” terpenes both individually and in mixtures. In all cases, the effectiveness of the nanoparticles were superior to the naked terpenes, however, the mixtures were dramatically more effective than the individuals. These results from Seville are very promising as these nanoparticles have entered the animal testing phase at the NRC in Halifax.

The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Two animal-phase studies are being performed by Dr. Lee Ellis’ group at the NRC. An animal safety and efficacy study was initiated in Q4 of 2018 for GBSGB’s Parkinson’s disease therapies, and the NRC has demonstrated that the company’s PD formulations were able to reduce behavioral changes associated with the loss of dopamine-producing neurons, which underlies the pathology of Parkinson’s disease in the animal model. Based on achieving the statistically significant reduction in Parkinson’s disease symptomology, GBSGB has signed an amendment to include a final phase of testing, which will study the mechanism of action for these promising formulations. In Q1 of 2019, GBSGB started a safety and efficacy study in animals for GBSGB’s Chronic Neuropathic Pain (CNP) formulas. The midterm results for these preclinical pain studies are promising.

The University of Cadiz: Testing the safety and efficacy of the above-mentioned time-released nanoparticles in rodent models of chronic pain. Proof of concept complete for one formulation.

University of Hawaii: Validating the efficacy of a complex cannabis-based mixture for the treatment of cardiac hypertrophy and cardiac disease in a rodent model. Proof of concept work is complete.

Path to Market: Drug Development Stages and Proposed Clinical Trials

GBSGB has cannabis-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also licensed therapeutic products that the Company intends to develop through partners, labeled Partner Programs.

The completion of pre-clinical studies, clinical trials, and obtaining FDA-approvals for pharmaceutical products is traditionally a long and expensive process. However, GBSGB asserts that its cannabis-based drug discovery engine, lean development program, novel regulatory strategy, experienced development partners, and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. GBSGB’s original patent applications cover new chemical entities (“NCE”) based on complex combinations of plant-derived compounds. Its Exploratory IND/Phase 0 Program gets the Company to First-in-Man sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study, which compares the efficacies of multiple related cannabis-based formulations, the Company plans to advance the lead drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. GBSGB has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and other scientific researchers to increase developmental efficiencies. If and when one or more of GBSGB’s drugs, therapies or treatments are approved by the FDA, GBSGB will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

GBSGB plans to use a combination of FDA-registered human clinical trials, as described in detail above, and pilot human studies in the development of its therapeutic product portfolio. Early in product development, human pilot studies that are fully compliant with state medical cannabis programs will be used to gather early data on safety and efficacy that can later be referenced in the next phase of product development. GBSGB may be able to produce and sell the early products that prove efficacious, through licensing agreements with cannabis companies in other US states and countries that have legalized cannabis programs.  GBSGB believes that these pilot studies will provide significant value by reducing the cost of commercialization, more rapidly putting effective drugs in the hands of patients, and accelerating by years the monetization of the research. GBSGB’s goal is to be the perfect partner to those companies with greater resources and experience in the marketing and distribution of medications worldwide.

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

Description of Operations

In addition to our biopharmaceutical research and development activities described in detail above, the Company has operated in the medical and adult-use cannabis markets under State-issued cultivation and production licenses.  Our wholly owned subsidiary GB Sciences Nevada, LLC (“GBSN”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada (the "Teco Facility") and operates a cannabis cultivation facility under Nevada licenses for the medical and adult-use markets. Our wholly owned subsidiary GB Sciences Las Vegas, LLC ("GBLV") holds Nevada certificates for medical and adult-use cannabis production and produces extracts and concentrates for the wholesale market.

On September 18, 2017, our subsidiary GB Sciences Louisiana, LLC finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement—that has an option to renew for two additional five-year terms—with GB Sciences.The contract included the Company’s commitment to make a minimum financial contribution to the LSU AgCenter in the amount of $3.4 million, or a 10% commission of gross receipts, in addition to annual research investments of $500,000 to the LSU AgCenter. The monetary contributions would be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, which AgCenter would retain 50% of those rights.

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with the noncontrolling interest in GB Sciences Louisiana, LLC ("GBSLA"). In consideration for the sale of its 50.01% membership interest in GBSLA, the Company received the $8,000,000 Promissory Note  ("Wellcana Note") and may receive up to an additional $8,000,000 in earn-out payments. On August 24, 2020, the Company entered into a letter of intent with the purchaser to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by purchaser of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by the purchaser up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by the purchaser, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full.

On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell 75% of the Company's membership interest interests in GBSN and GBLV (together, the "Teco Subsidiaries") for $3.0 million cash upon close and up to an additional $3.0 million in earn-out payments after close. In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4.0 million cash upon close and will receive a $4.0 million 8% promissory note to be paid in monthly installments over 36 months.

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC (the “Nopah LOI”), with the transaction closing upon transfer of the Nopah License. As consideration for the transfer of the license, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenence of the Nopah License. The transfer of the Nopah License is subject to the same restrictions on license transfers currently in effect in the State of Nevada (see Note 16).

The sales of the Teco Facility and Nopah are expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada has been subject to an indefinite moratorium since October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

Competition

The medical cannabis industry is subject to intense and increasing competition. Some of our competitors may have substantially greater capital resources, facilities and infrastructure then we have, which may enable them to compete more effectively in this market. These competitors include GW Pharmaceuticals plc, TerraTech Corp., Cannabis Science, Inc., Peak Pharmaceuticals, Inc., Cannabis-Rx, Inc. and Nemus Biosciences, Inc. In addition, the development of therapies and pharmaceutical products based on extracts from the cannabis plant is being undertaken by a number of medical and educational institutions, including the University of Mississippi, which is the only U.S. based entity authorized by the Federal government to cultivate cannabis for research. Such institutions have significantly greater financial resources and facilities than we have.

Government Regulation and Federal Policy

Under the Controlled Substances Act (“CSA”), the policies and regulations of the Federal government and its agencies are that cannabis (marijuana) is a Schedule 1 narcotic that is addictive and has no medical benefit. Accordingly, and a range of activities including cultivation and the personal use of cannabis is prohibited and subject to prosecution and criminal penalties. Unless and until Congress amends the CSA with respect to medical cannabis, there is a risk that the federal authorities may enforce current federal law, and we may be deemed to be engaged in producing, cultivating, or dispensing cannabis in violation of federal law, or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to our Company’s business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our strategic goals, revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. See “Risk Factors” below. The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical cannabis laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against cannabis, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of cannabis even where states approve its use for medical purposes.

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

The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of cannabis to children;
•	Revenue from the sale of cannabis going to criminals;
•	Diversion of medical cannabis from states where it is legal to states where it is not;
•	Using state authorized cannabis activity as a pretext of another illegal drug activity;
•	Preventing violence in the cultivation and distribution of cannabis;
•	Preventing drugged driving;
•	Growing cannabis on federal property; and
•	Preventing possession or use of cannabis on federal property.

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

In contrast to federal policy, thirty-three states, four U.S. territories, and the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation.

Employees

As of March 31, 2020, we employed twenty-three employees consisting of management and support staff.

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

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

A significant portion of the Company’s business operations are contracted in certain employees and independent contractors who have recently been under “lock-down” orders or “shelter in place” recommendations for the national health crisis, including key personnel responsible for assisting the Company in the development of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to file a timely and accurate Annual Report on Form 10-K for its year ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

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

Our independent auditors’ report for the fiscal years ended March 31, 2020 and 2019 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended March 31, 2020 and 2019 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses and has generated limited revenue since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2020 and 2019, we incurred net losses of $ (12,373,579) and $ (23,653,165) respectively, and we had an accumulated deficit of  $ (97,387,205) and $ (84,743,836) respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We will need additional capital to sustain our operations and will need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business plan could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to implement our strategies, develop our intellectual property base, and establish our targeted levels of commercial production. There is no assurance that we will be able to raise the amount of capital needed for future growth plans.

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

There has been limited study on the effects of medical cannabis and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis.

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids (such as CBD and THC) remains in relatively early stages. There have been few clinical trials on the benefits of cannabis or isolated cannabinoids conducted by us or by others.

Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies we have relied on or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products.

Federal law prohibits the use of cannabis for the purposes in which the Company expects to engage.

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. Therefore, a range of activities including cultivation and the personal use of cannabis is prohibited and is a criminal offense. Unless and until Congress amends the CSA with respect to medical cannabis, as to the timing or scope of any which amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

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

Because the Company's sales are subject to IRC 280E, we may owe federal income taxes even though we are incurring losses.

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. The production and distribution of Schedule One narcotics is subject to Internal Revvenue Code Section 280E, which prohibits the Company from deducting any ordinary and necessary business expenses from taxable gross profit related to the sale of cannabis products. Without the deduction of business expenses, it is possible that the Company will owe income taxes while generating losses. If we are unable to pay those taxes we may be subject to penalties and IRS enforcement action.

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

We may not obtain the necessary permits and authorizations to operate the cannabis business.

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

Any failure on our part to comply with applicable regulations could prevent us from being able to carry on our business.

Nevada Department of Taxation inspectors routinely assess the Teco Facility for compliance with applicable regulatory requirements. Any failure by us to comply with the applicable regulatory requirements could require extensive changes to our operations; result in regulatory or agency proceedings or investigations, increased compliance costs, damage awards, civil or criminal fines or penalties or restrictions on our operations; and harm our reputation or give rise to material liabilities or a revocation of our licenses and other permits. There can be no assurance that any pending or future regulatory or agency proceedings, investigations or audits will not result in substantial costs, a diversion of management’s attention and resources or other adverse consequences to us and our business.

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

We are subject to risks inherent in an agricultural business, including the risk of crop failure.

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks.

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

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;
●	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and
●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.

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

As of March 31, 2020, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2020, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources. We do not have directors' and officers' liability insurance in place and could incur substantial costs to indemnify our directors and officers against any claims that may arise.

Currently we have insurance coverage in place for business personal properties located at 3550 W. Teco Avenue, Las Vegas, Nevada 89118, workers’ compensation insurance, and general liability insurance.

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

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders. We do not have directors' and officers' liability insurance in place and could incur substantial costs to indemnify our directors and officers against any claims that may arise.

We may issue additional shares of common stock in the future, which could cause significant dilution to all stockholders.

Our Articles of of Incorporation authorize the issuance of up to 600,000,000 shares with a par value of $0.0001 per share. As of August 28, 2020, we had 280,532,686 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

Our executive offices, Science and Cultivation divisions are located at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a ten-year initial term with one option to extend the lease for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement were $43,709 as of  March 31, 2020. Rent charges increase by 3% on January 1 of each year through the expiration of the lease.

ITEM 3. LEGAL PROCEEDINGS

Tara “Dee” Russell filed a Charge of Discrimination with the Nevada Equal Rights Commission ("NERC") against the Company on April 2, 2019, alleging that she was subjected to sexual harassment and retaliatory discharge. The Company received the Notice of Charge of Discrimination on or about May 15, 2019. The Company submitted its response to the Notice of Discrimination Charge on July 26, 2019. It is the Company's position that Ms. Russell was not an employee of the Company, but rather was an independent contractor. The Company intends to aggressively respond to the charge. To date, the NERC has not issued a ruling regarding the charge.

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees amd costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC.

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demands payment of $73,050 for the services provided. The Company is in the process of negotiating a settlement and the full amount demanded in the lawsuit of $73,050 is accrued in accounts payable as of March 31, 2020.

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

Fiscal Year 2020	High ($)	Low ($)
Fourth Quarter	$0.05	$0.02
Third Quarter	0.10	0.03
Second Quarter	0.15	0.08
First Quarter	0.19	0.12

Fiscal Year 2019
Fourth Quarter	0.28	0.15
Third Quarter	0.44	0.14
Second Quarter	0.45	0.24
First Quarter	0.82	0.41

As of August 24, 2020, there were 171 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

Stock Issued for Debt Conversions

During the year ended March 31, 2020, the Company issued a total of 7,583,333 shares of common stock for the conversion of notes payable:

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

During the year ended March 31, 2020, the Company has honored the conversion of a total of a total of $125,000 of debt owed under the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an expense in that amount. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in noncash expense for the two conversions of the Iliad note at below contractual conversion rates for the year ended March 31, 2020.

Exercise of Warrants for Stock

During the year ended March 31, 2020, the Company issued 17,563,000 shares of common stock for exercises of warrants:

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

In order to encourage the further exercise of the warrants, the Company effected a temporary decrease in the exercise price of the warrants to $0.03-$.05 per share beginning in December 2019. As a result of the price reduction, the Company received notice of the exercise of an additional 8,113,250 warrants and received proceeds of $296,834, net of brokerage fees of $32,982. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of $32,215.

Issuance of Stock for Services

During the year ended March 31, 2020, the Company issued 2,100,000 shares of common stock for consulting services and recorded related expense of $214,000 based on the fair value of the stock on the date of the related consulting agreements.

Issuance of Stock for Cash

During the year ended March 31, 2020, the company issued 7,668,167 shares of common stock for cash as follows:

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the year ended March 31, 2020, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

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

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000. Effective August 15, 2019, Shareholders of the Company approved an additional increase in authorized capital shares from 400,000,000 to 600,000,000.

On September 21, 2018, the Company formed a wholly owned subsidiary, GBS Global Biopharma, Inc. ("GBS"), in the province of Ontario, Canada with plans to license and/or transfer some of Growblox Life Sciences LLC’s intellectual property to the newly formed entity. On March 15, 2019, the Company entered into the Asset Purchase Agreement with GBS Global Biopharma, Inc., whereby all of the assets and certain liabilities held by Growblox Life Sciences, LLC, a wholly-owned subsidiary of  GB Sciences, Inc., were transferred to GBS Global Biopharma, Inc. in exchange for a promissory note in the amount of $1,435,700. The assets transferred include all intellectual property and intangible assets owned by the Company, consisting primarily of patents in process and research contracts with universities and researchers. It is anticipated that GBS Global Biopharma Inc. will pursue clinical development of the intellectual property, including clinical trials.

On April 7th, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting Cannabinoid Containing Complex Mixtures ("CCCMs") for the Treatment of Parkinson’s disease (PD), which is owned by the Company’s Canadian entity, GBS Global Biopharma, Inc. (GBS). On May 19, 2020, the patent was issued as United States Patent 10,653,640.

On May 12th, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting Myrcene Containing Complex Mixtures ("MCCMs") for the Treatment of Neuropathic Pain. Intellectual property rights to this application and the MCCM contained within it are owned by the Company’s Canadian entity, GBS Global Biopharma, Inc. (GBS). The Company's MCCMs are protected for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. The patent was issued on July 14, 2020 as United States Patent 10,709,670.

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with the noncontrolling interest in GB Sciences Louisiana, LLC ("GBSLA"). In consideration for the sale of its 50.01% membership interest in GBSLA, the Company received the $8,000,000 Promissory Note  ("Wellcana Note") and may receive up to an additional $8,000,000 in earn-out payments. On August 24, 2020, the Company entered into a letter of intent with the purchaser to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by purchaser of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by the purchaser up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by the purchaser, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full.

The Company operates State-licensed cannabis cultivation and extraction facilities in Las Vegas, Nevada through its wholly-owned subsidiaries, GB Sciences Nevada, LLV and GB Sciences Las Vegas, LLC (together, "Teco Subsisdiaries"). The facilities hold licenses for both medical and adult-use cannabis. On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell 75% of the Company's membership interests in the Teco Subsidiaries. In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4.0 million cash upon close and will receive a $4.0 million 8% promissory note to be paid in monthly installments over 36 months.

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC (the “Nopah LOI”), with the transaction closing upon transfer of the Nopah License. As consideration for the transfer of the license, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenence of the Nopah License. The transfer of the Nopah License is subject to the same restrictions on license transfers currently in effect in the State of Nevada.

The sales of the Teco Facility and Nopah are expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevadahas been subject to an indefinite moratorium since October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

Results of Operations

The following table sets forth selected data of our Statement of Operations:

	For the Years Ended
	March 31,
	2020	2019

SALES REVENUE	$3,120,620	$3,454,552
COST OF GOODS SOLD	(4,002,083)	(3,246,097)
GROSS PROFIT (LOSS)	(881,463)	208,455
GENERAL AND ADMINISTRATIVE EXPENSES	6,483,513	13,399,524
LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS	4,645,054	-
LOSS FROM OPERATIONS	(12,010,030)	(13,191,069)
OTHER INCOME/(EXPENSE)	461,402	(8,308,646)
NET LOSS BEFORE INCOME TAX EXPENSE	(11,548,628)	(21,499,715)
INCOME TAX EXPENSE	(86,837)	(526,145)
LOSS FROM CONTINUING OPERATIONS	(11,635,465)	(22,025,860)
LOSS FROM DISCONTINUED OPERATIONS	(1,476,220)	(2,654,427)
NET LOSS	(13,111,685)	(24,680,287)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(738,106)	(1,027,122)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(12,373,579)	$(23,653,165)

Gross Profit (Loss). The Company recorded a gross loss of $(881,463) for the year ended March 31, 2020 as compared to gross profit of $208,455 for the same period in prior year. The decrease in gross profit was driven by a decrease in revenue of $(333,932)  compared to the prior year and an increase of 755,986 in cost of goods sold.

General and Administrative Expenses. General and administrative expense decreased $(6,916,011) to $6,483,513 for the year ended March 31, 2020 as compared to $13,399,524 for the same period last year. The decrease is attributable to a company-wide initiative to reduce general and administrative costs, including a substantial reduction in the number of employees involved in administrative functions.

Loss on impairment of long-lived assets. The Company recorded a loss on impairment of long-lived assets of $4,645,054 as the result of the agreement to sell the Teco Facility during the year ended March 31, 2020, compared to $0 in the prior year.

Other Income/(Expense). Other expense decreased by $(3,174,308) compared to the prior year. The decrease is primarily due to $3,140,925 in cash and noncash expense paid to Pacific Leaf in connection with the July 2018 Amendment and Termination Agreement.

Interest Expense. Interest expense decreased by $(3,314,886) compared to the prior year. The decrease is largely the result of total expense of $3,464,187 during the year ended March 31, 2019 related to unamortized debt discount on note conversions, compared to only $84,354 for the year ended March 31, 2020.

Loss on extinguishment. The Company recorded losses on extinguishment of $(216,954) for the year ended March 31, 2020, compared to $0 in the prior year. The current year losses relate to modifications of the note payable to CSW Ventures, L.P.

Loss on modification of note receivable. The Company recorded a loss of $(1,895,434) related to the modification of the $8,000,000 note receivable from the sale of the Company's membership interest in GB Sciences Louisiana, LLC.

Gain on deconsolidation. The Company recorded a gain on deconsolidation of $4,393,242 related to the sale of its 50% membership interest in GB Sciences Louisiana, LLC.

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

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities.

At March 31, 2020, the Company had a cash balance of $151,766, other current assets excluding cash were $6,849,114 and our working capital deficit was $(3,884,877). Current liabilities were $10,885,757, which consisted principally of $5,534,728 in notes and convertible notes payable, $2,559,914 in accounts payable, $1,285,664 in accrued liabilities, and $592,982 in income tax payable. At March 31, 2019, the Company had a cash balance of $182,055, other current assets excluding cash were $3,284,716, current assets from discontinued operations were $1,000,387, and our working capital deficit was $(3,245,409) including $(1,133,890) from discontinued operations. Current liabilities were $6,712,180, which consisted principally of $2,229,812 in notes payable, $1,374,771 in accounts payable, $467,175 in accrued liabilities, $506,145 of income tax payable, and $2,134,277 from discontinued operations.

Sources and Uses of Cash

Operating Activities

Cash flows used in operations were $(4,479,713) including $(1,244,720) from discontinued operations for the year ended March 31, 2020, compared to $(9,855,895) including $(1,271,177) from discontinued operations for the year ended March 31, 2019. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

Cash flows used in investing activities were $(538,784) including $(260,625) from discontinued operations for the year ended March 31, 2020, compared to $(10,996,544) including $(9,070,409) from discontinued operations for the year ended March 31, 2019. Cash used in investing activities primarily was spent to acquire property and equipment and to pay our attorneys and researchers to draft and file patent applications.

Financing Activities

During the years ended March 31, 2020 and 2019 cash flows from financing activities were $4,988,208 including $282,835 from discontinued operations, and $17,500,497, including $7,248,480 from discontinued operations, respectively. Cash flows from financing activities for the year ended March 31, 2020 relate primarily to $790,225 in proceeds from the issuance of common stock, $1,274,790 from warrant exercises, $2,630,000 in proceeds from the issuance of debt securities, and $282,835 in proceeds from non-controlling interests, offset by brokerage fees of $(188,593), debt issuance fees of $(175,000), and principal payments on debt and lease obligations of $(106,049). Cash flows from financing activities for the year ended March 31, 2020 consisted of $11,402,464 proceeds from issuance of common stock and $1,500,000 proceeds from convertible notes, offset by $(959,620) in brokerage fees, $(690,827) of principal payments on debt and lease obligations, and $(1,000,000) paid to settle the Pacific Leaf Royalty Agreement.

0% Note Payable dated December 20, 2018

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA began making eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month commencing in April 2019. The aggregate amount of the installment payments from GBSLA to BCM MED are equal to the loan amount. Through November 15, 2019, GBSLA made $266,667 in payments towards the loan and reduced the loan balance to $33,333. The remaining balance was deconsolidated upon close of the sale of the Company's controlling membership interest.

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019, the Company entered into a promissory note and received a line of credit for up to $470,000 from the purchaser of the Company's membership interest in its Nevada facilities. The purpose of the line of credit is to supply working capital for the Nevada operations. The note matures upon the close of the sale of membership interests. During the year ended March 31, 2020, the Company received $480,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the Line of Credit limit by $10,000. The Company accrued interest of $10,444 on the line of credit for the year ended March 31, 2020 and the balance of the line of credit was $480,000 at March 31, 2020. Upon the close of the sale of the Teco Facility all principal and interest due under the line of credit will be considered satisfied in full.

March 2017 $2M Convertible Note Offering

In March 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.60 per share for the period of three years. Between March 2017 and May 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $2,000,000. The Notes are payable within three years of issuance and are convertible into 8,000,000 shares of the Company’s common stock. The Company also issued 8,000,000 common stock warrants to the Noteholders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.  The Company recorded an aggregate discount on convertible notes of $1,933,693, which included $904,690 related to the relative fair value of beneficial conversion features and $1,029,003 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

July 2017 $7.2M Convertible Note Offering

In July, 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years. Between July 2017 and December 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $7,201,000. The Notes are payable within three years of issuance and are convertible into 28,804,000 shares of the Company’s common stock. The Company also issued 28,804,000 common stock warrants to the Noteholders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.The Company recorded an aggregate discount on convertible notes of $7,092,796, which included $3,142,605 related to the relative fair value of beneficial conversion features and 3,950,191 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

As of March 31, 2020, convertible notes having a carrying value of $1,101,660, net of unamortized discount of $(155,340) remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes is $197,185. Discount amortization was $409,589 for the year ended March 31, 2020.

8% Senior Secured Convertible Promissory Note dated February 28, 2019

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, LP (together, “CSW Note”). The note matures on August 28, 2020 and is convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at the Teco facility in Las Vegas, Nevada.

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

During the year ended March 31, 2020, we recorded interest expense of $398,591 related to the CSW Note and its amendments consisting of $109,161 in accrued interest and $289,430 related to amortization of the note discount. As of March 31, 2020, the carrying amount of the CSW Note was $862,382, net of unamortized discount of $409,481.

The Company is in default on the amended CSW Note due to non-payment of the quarterly interest payments due on October 1, 2019, January 1, 2020, and March 1, 2020, and nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. The lender has agreed to provide forbearance of the defaults in connection with the sale of the Teco facilities, and the Company anticipates that the CSW Note will be settled in full upon close of the sale of the Company's interests in its Nevada operations to an entity affiliated with CSW Ventures, LP.

8% Convertible Promissory Note dated April 23, 2019

On April 23, 2019, the Company entered into the Note Purchase Agreement with Iliad Research and Trading, L.P. ("Iliad") and issued an 8% Convertible Promissory Note with a face value of $2,765,000. The Note was issued with original issue discount of $265,000 and is convertible into shares of the Company’s common stock at a price of $0.17 per share at the option of the note holder at any time until the Note is repaid. The Note matures on April 22, 2020.

A total discount of $440,000 was recorded on the note, which includes $265,000 of original issue discount and $175,000 in fees paid to brokers. During the year ended March 31, 2020, interest expense related to the note was $617,430, of which $410,169 was amortization of the note discount.

During the year ended March 31, 2020, the Company has honored the conversion of a total of a total of $125,000 of accrued interest on the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an induced conversion expense. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in noncash expense for the two conversions of the Iliad note at below contractual conversion rates for the year ended March 31, 2020, which is included in other expense on the Company's consolidated statement of operations.

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded an expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees amd costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC.

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

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. Management has determined that the Company's controlling interest in GB Sciences Louisiana, LLC qualifies for presentation in discontinued operations as the result of the sale of the membership interest on November 15, 2019 (see Note 15 to the Consolidated Financial Statements).

The Company has also agreed to sell its 100% membership interests in GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC pursuant to the terms of the Membership Purchase Interest Agreement ("Teco MIPA") dated March 24, 2020. The Company also entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC ("Nopah"), with the transaction closing upon transfer of the Nopah License (see Note 16 to the Consolidated Financial Statements). The sales of the Teco Facility and Nopah are expected to close upon the successful transfer of the Nevada cultivation and production licenses held by each respective entity.

The transfer of cannabis licenses in the State of Nevada has been subject to an indefinite moratorium since October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information the timing of thhe license transfers continues to be subject to significant uncertainty. Because of these restrictions, which are not usual and customary, the Company is unable to estimate whether the sale will be completed within one year and management has determined that the Teco subsidiaries and Nopah do not meet the held for sale classification requirements and therefore do not meet the criteria for classification as discontinued operations. Accordingly, the Teco Facility and Nopah are classified in continuing operations for the years ended March 31, 2020 and 2019.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its net realizable value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. The estimate of inventory's net realizable value is based on data published by the State of Nevada semiannually which reports average selling prices by category of cultivation products, as well as past sales of the same products and sales of our products that occurred subsequent to the balance sheet date. If future selling prices decline significantly, it may result in a lower net realizable value than management estimates.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility. As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company estimated future undiscounted cash flows related to the Teco Facility to be $8.0 million, which was less than the carrying amount of the Teco Facility asset group of  $11.9 million. Using a discounted cash flow approach, the Company estimated the fair value of the asset group to be approximately $7.3 million, resulting in a write-down of $4,645,054 related to the Teco Facility asset group. Fair value was based on expected future cash flows using level 3 inputs under ASC 820. The cash flows are the proceeds expected to be generated from the sale of the assets under the Teco MIPA, discounted to present value at a rate of 17%.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
of GB Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GB Sciences, Inc. (the Company) as of March 31, 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses. For the year ended March 31, 2020 the Company had a net loss of $13,111,685 had net cash used in operating activities of $4,479,713, and had negative working capital of $3,884,877. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.

Margate, Florida

August 27, 2020

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GB Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of GB Sciences, Inc. (the Company) as of March 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2019, the Company had accumulated losses of approximately $84.7 million, has generated limited revenue, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Soles, Heyn & Company LLP

We have served as the Company’s auditor since 2014.

Soles, Heyn & Company, LLP
West Palm Beach, Florida
July 15, 2019

400 Executive Center Drive, Suite 203
West Palm Beach, FL 33401

561-429-6625

GB SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$151,766	$182,055
Accounts receivable, net of allowance for doubtful accounts of $130,378 and $66,748 at March 31, 2020 and 2019, respectively	117,967	488,329
Inventory, net	1,445,839	1,533,792
Prepaid expenses and other current assets	60,885	262,208
Note receivable	5,224,423	-
Current assets from discontinued operations	-	1,000,387
TOTAL CURRENT ASSETS	7,000,880	3,466,771
Property and equipment, net	5,533,833	10,481,706
Intangible assets, net of accumulated amortization of $12,287 and $3,745 at March 31, 2020 and 2019, respectively	1,699,966	1,818,802
Deposits and other noncurrent assets	91,504	230,651
Operating lease right-of-use assets, net	26,685	-
Non-current assets from discontinued operations	-	14,025,372
TOTAL ASSETS	$14,352,868	$30,023,302
CURRENT LIABILITIES:
Accounts payable	$2,559,914	$1,374,771
Accrued interest	397,652	142,112
Accrued liabilities	888,012	244,931
Notes and convertible notes payable, net of unamortized discount of $608,580 and $799,410 at March 31, 2020 and 2019, respectively	5,534,728	2,229,812
Indebtedness to related parties	586,512	-
Note payable to related party	151,923	-
Income tax payable	592,982	506,145
Operating lease obligations, current	7,265	-
Finance lease obligations, current	166,769	80,132
Current liabilities from discontinued operations	-	2,134,277
TOTAL CURRENT LIABILITIES	10,885,757	6,712,180
Note payable, net of unamortized discount of $0 and $13,928 at March 31, 2020 and 2019, respectively	-	161,072
Operating lease obligations, long term	22,515	-
Finance lease obligations, long term	3,533,090	3,646,540
Long term liabilities from discontinued operations	-	2,347,511
TOTAL LIABILITIES	14,441,362	12,867,303
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 275,541,602 and 240,627,102 at March 31, 2020 and 2019, respectively	27,554	24,063
Additional paid-in capital	97,271,157	93,020,015
Accumulated deficit	(97,387,205)	(84,743,836)
TOTAL GB SCIENCES, INC. STOCKHOLDERS' EQUITY/(DEFICIT)	(88,494)	8,300,242
Non-controlling interest in discontinued operations	-	8,855,757
TOTAL EQUITY/(DEFICIT)	(88,494)	17,155,999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,352,868	$30,023,302

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2020	2019

Sales revenue	$3,120,620	$3,454,552
Cost of goods sold	(4,002,083)	(3,246,097)
Gross profit (loss)	(881,463)	208,455
General and administrative expenses	6,483,513	13,399,524
Loss on impairment of long-lived assets	4,645,054	-
LOSS FROM OPERATIONS	(12,010,030)	(13,191,069)
OTHER INCOME (EXPENSE)
Interest expense	(1,625,204)	(4,940,090)
Other expense	(194,248)	(3,368,556)
Loss on extinguishment	(216,954)	-
Loss on modification of note receivable	(1,895,434)	-
Gain on deconsolidation of subsidiary	4,393,242	-
Total other income/(expense)	461,402	(8,308,646)
LOSS BEFORE INCOME TAXES	(11,548,628)	(21,499,715)
Income tax expense	(86,837)	(526,145)
LOSS FROM CONTINUING OPERATIONS	(11,635,465)	(22,025,860)
Loss from discontinued operations	(1,476,220)	(2,654,427)
NET LOSS	(13,111,685)	(24,680,287)
Net loss attributable to non-controlling interest	(738,106)	(1,027,122)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(12,373,579)	$(23,653,165)

Net loss attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$(11,635,465)	$(22,025,860)
Discontinued operations	(738,114)	(1,627,305)
Net loss	$(12,373,579)	$(23,653,165)

Net loss per common share – basic and diluted
Continuing operations	$(0.05)	$(0.10)
Discontinued operations	-	(0.01)
Net loss	$(0.05)	$(0.11)

Weighted average common shares outstanding - basic and diluted	258,450,641	209,537,769

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

			Additional Paid-	Accumulated	Non-Controlling
	Shares	Amount	In Capital	Deficit	Interest	Total
Balance at March 31, 2018	168,616,855	$16,862	$70,961,104	$(58,229,235)	$2,882,990	$15,631,721

Issuance of stock for debt conversion	18,563,885	1,856	4,639,115	-	-	4,640,971
Exercise of warrants for stock	12,657,875	1,266	3,919,454	-	-	3,920,720
Issuance of stock for services	4,032,407	403	1,253,960	-	-	1,254,363
Share based compensation expense	-	-	1,966,388	-	-	1,966,388
Issuance of stock for cash, net of issuance costs	36,156,080	3,616	6,518,509	-	-	6,522,125
Beneficial conversion feature on notes payable	-	-	176,471	-	-	176,471
Contributions from non-controlling interest	-	-	-	-	6,999,889	6,999,889
Stock issued to settle Pacific Leaf royalty agreement	600,000	60	130,940	-	-	131,000
Compensation warrants	-	-	592,638	-	-	592,638
Inducement dividend from warrant exercises	-	-	2,861,436	(2,861,436)	-	-
Net loss	-	-	-	(23,653,165)	-	(23,653,165)
Loss attributable to non-controlling interest	-	-	-	-	(1,027,122)	(1,027,122)
Balance at March 31, 2019	240,627,102	24,063	93,020,015	(84,743,836)	8,855,757	17,155,999

Issuance of stock for debt conversion	7,583,333	758	524,242	-	-	525,000
Exercise of warrants for stock, net of issuance costs	17,563,000	1,756	1,155,971	-	-	1,157,727
Issuance of stock for services	2,100,000	210	213,790	-	-	214,000
Share based compensation expense	-	-	287,260	-	-	287,260
Issuance of stock for cash, net of issuance costs	7,668,167	767	717,929	-	-	718,696
Beneficial conversion feature on notes payable	-	-	829,737	-	-	829,737
Contributions from non-controlling interest	-	-	-	-	590,000	590,000
Compensation warrants	-	-	132,914	-	-	132,914
Inducement dividend from warrant exercises	-	-	262,240	(262,240)	-	-
Induced conversions of accrued interest on notes payable	-	-	127,059	-	-	127,059
Cumulative effect of the new lease standard	-	-	-	(7,550)	-	(7,550)
Deconsolidation of GB Sciences Louisiana, LLC	-	-	-	-	(8,707,651)	(8,707,651)
Net loss	-	-	-	(12,373,579)	-	(12,373,579)
Loss attributable to non-controlling interest	-	-	-	-	(738,106)	(738,106)
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$-	$(88,494)

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(13,111,685)	$(24,680,287)
Loss from discontinued operations	(1,476,220)	(2,654,427)
Net loss from continuing operations	(11,635,465)	(22,025,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,729	250,187
Stock-based compensation	287,260	1,966,388
Stock issued for services	214,000	1,254,363
Issuance of compensation warrants to brokers	132,914	592,638
Bad debt expense	108,001	5,849
Amortization of debt discount and beneficial conversion feature	1,150,995	793,820
Interest expense on conversion of notes payable	84,354	3,464,187
Noncash expense recorded for settlement of note payable and related royalty agreement (Note 6)	-	2,140,925
Loss on extinguishment of debt	216,954	-
Loss on disposal of assets and termination of operating lease	178,760	128,946
Loss on induced conversion of note payable	127,059	-
Loss on impairment of long-lived assets	4,645,054	-
Loss on modification of note receivable	1,895,434	-
Gain on deconsolidation of subsidiary	(4,393,242)	-
Interest income receivable and amortization of discount on note receivable	(509,265)	-
Changes in operating assets and liabilities:
Accounts receivable	412,498	172,895
Prepaid expenses and other current assets	51,186	869,210
Decrease in deposits and other noncurrent assets	139,147	120,089
Inventory	665,560	(16,971)
Accounts payable	781,589	1,002,846
Accrued expenses	707,158	38,780
Accrued interest	421,055	150,845
Income tax payable	86,837	506,145
Indebtedness to related parties	738,435	-
Net cash used in operating activities of continuing operations	(3,234,993)	(8,584,718)
Net cash used in operating activities of discontinued operations	(1,244,720)	(1,271,177)
Net cash used in operating activities	(4,479,713)	(9,855,895)
INVESTING ACTIVITIES:
Purchase of property and equipment	(202,297)	(1,512,094)
Proceeds from disposal of fixed assets	16,000	-
Acquisition of intangible assets	(91,862)	(414,041)
Net cash used in investing activities of continuing operations	(278,159)	(1,926,135)
Net cash used in investing activities of discontinued operations	(260,625)	(9,070,409)
Net cash used in investing activities	(538,784)	(10,996,544)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	790,225	11,402,464
Proceeds from warrant exercises	1,274,790	-
Proceeds from convertible notes payable	2,630,000	1,500,000
Proceeds from line of credit	480,000	-
Brokerage fees for issuance of common stock and warrants	(188,593)	(959,620)
Fees for issuance of convertible note	(175,000)	-
Principal payments on debt and lease obligations	(106,049)	(690,827)
Cash paid for global settlement of note payable and related royalty agreement	-	(1,000,000)
Net cash provided by financing activities of continuing operations	4,705,373	10,252,017
Net cash provided by financing activities of discontinued operations	282,835	7,248,480
Net cash provided by financing activities	4,988,208	17,500,497
Net change in cash and cash equivalents	(30,289)	(3,351,942)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	182,055	3,579,700
CASH AND CASH EQUIVALENTS AT END OF YEAR	151,766	227,758
Less: cash and cash equivalents classified as discontinued operations	-	(45,703)
CASH AND CASH EQUIVALENTS AT END OF YEAR FROM CONTINUING OPERATIONS	$151,766	$182,055

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended March 31,
	2020	2019
Cash paid for interest	$451,040	$539,242
Cash paid for income tax	$-	$20,000

Non-cash transactions:
Stock issued upon conversion of convertible notes payable	$525,000	$4,640,971
Stock issued to settle royalty agreement	$-	$131,000
Depreciation capitalized in inventory	$811,508	$584,017
Induced dividend from warrant exercises	$262,240	$2,861,436
Beneficial conversion feature on notes payable	$829,737	$176,471
Patent filing and drafting costs capitalized in intangible assets	$247,646	$-
Property capitalized under operating leases	$182,624	$-
Cumulative effect of the new lease standard	$7,550	$-

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

Note 1 - Background and Basis of Presentation

Background

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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of cannabinoid medicines with virtual operations in North America and Europe. GBSGB assets include cannabinoid medicine intellectual property, research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in pre-clinical animal stage of development; including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses  through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes two issued USPTO Patents, five USPTO patent applications, four provisional USPTO patent applications, and one USPTO application that we anticipate filing by the end of calendar year 2020, as well as licenses for three additional patents covering novel cannabinoid delivery systems. In addition to the USPTO patents and patent applications, the company has filed 28 patent applications internationally.

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

Effective December 12, 2016, the Company amended its Articles of Incorporation pursuant to shareholder approval as reported in the Form 8-K filed on October 14, 2016.  Pursuant to the amendment the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000. Effective August 15, 2019, Shareholders of the Company approved an additional increase in authorized capital shares from 400,000,000 to 600,000,000.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Recent Developments

On April 7th, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting Cannabinoid Containing Complex Mixtures ("CCCMs") for the Treatment of Parkinson’s disease (PD), which is owned by the Company’s Canadian entity, GBS Global Biopharma, Inc. (GBS). The Notice of Allowance is a significant milestone in the process of patenting intellectual property in that it is the final step before the patent is issued. It signifies that the claims from the patent application have been reviewed successfully and that these claims are considered meritorious. On May 19, 2020, the patent was issued as United States Patent 10,653,640.

On May 12th, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting Myrcene Containing Complex Mixtures ("MCCMs") for the Treatment of Neuropathic Pain. Intellectual property rights to this application and the MCCM contained within it are owned by the Company’s Canadian entity, GBS Global Biopharma, Inc. (GBS). The Company's MCCMs are protected for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. The patent was issued on July 14, 2020 as United States Patent 10,709,670.

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with the noncontrolling interest in GB Sciences Louisiana, LLC ("GBSLA"). In consideration for the sale of its 50.01% membership interest in GBSLA, the Company received the $8,000,000 Promissory Note  ("Wellcana Note") and may receive up to an additional $8,000,000 in earn-out payments. On August 24, 2020, the Company entered into a letter of intent with the purchaser to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by purchaser of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by the purchaser up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by the purchaser, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full.

On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell 75% of the Company's membership interest interests in GBSN and GBLV (together, the "Teco Subsidiaries") for $3.0 million cash upon close and up to an additional $3.0 million in earn-out payments after close. In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4.0 million cash upon close and will receive a $4.0 million 8% promissory note to be paid in monthly installments over 36 months (see Note 16).

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC (the “Nopah LOI”), with the transaction closing upon transfer of the Nopah License. As consideration for the transfer of the license, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenence of the Nopah License. The transfer of the Nopah License is subject to the same restrictions on license transfers currently in effect in the State of Nevada (see Note 16).

The sales are expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada has been subject to an indefinite moratorium since October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Intellectual Property

Our intellectual property portfolio includes:

Two USPTO Patents Issued/Allowed for Cannabinoid- and Myrcene-Containing Complex Mixtures

  Title:       CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Number 10,653,640;                       Inventors:              Andrea Small-Howard et al.

Issued:                   May 19, 2020;                      Expiration:            October 23, 2038

Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

Title:      MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Number 10,709,670;                     Inventors:              Andrea Small-Howard, et al.

Issued:                   July 14, 2020;                    Expiration:             May 22, 2038

Five USPTO & Twenty-Three International Patent Applications Pending

Title:       CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Application No. 15/729,565;                       WIPO Application number: PCT/US2017/055989

Filed:                     October 10, 2017;                                Inventors:              Andrea Small-Howard et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on October 10, 2017.

On April 3, 2020, GBSGB Received a Notice of Allowance on our Cannabinoid-Containing Complex Mixtures for Parkinson’s Disease. On the same day as we paid the fee for the allowed patent claims, we filed a Continuation for Review of the non-Parkinson’s formulas within this application, which includes Alzheimer’s disease, Huntington’s disease, Lewy body dementia, and dementia. U.S. Continuation Application No. 16/844,713, filed on Apr 9, 2020, is pending. This application claims benefit of U.S. Patent Application No. 62/406,764 filed October 11, 2016.

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Application No.15/885,620;        WIPO Application number: PCT/US2018/016296

Filed:     January 31, 2018;                                                Inventors:              Andrea Small-Howard, et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on January 31, 2018.

Claims benefit of U.S. Patent Application No. 62/453,161 filed February 1, 2017.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Title:      MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Application No. 15/986,316;       WIPO Patent Application No. PCT/US2018/033956

Filed:                     May 22, 2018;                      Inventors:              Andrea Small-Howard, et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on May 22, 2018.

On May 12, 2020, GBSGB received a Notice of Allowance for its Myrcene-Containing Complex Mixtures. On the same day as we paid the fee for the allowed claims, we filed a Continuation for the review of the other formulations including those for heart disease and other TRPV1-related pathologies. U.S. Continuation Application No. 16/878,295, filed on May 19, 2020, is pending. Claims benefit of U.S. Patent Application No. 62/509,546 filed May 22, 2017.

Title:      TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES

U.S. Patent Application No.: 16/420,004;      WIPO Patent Application No.: PCT/US2019/033618

Filed:                     May 22, 2019;                      Inventors:              Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application Nos. 62/674,843 filed May 22, 2018; 62/769,743 filed November 20, 2018; and 62/849,719 filed May 17, 2019.

Title:      THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS

U.S. Patent Application No.:16/686,069        WIPO Patent Application No.: PCT/ES2019/070765

Filed:                     November 8, 2019;             Inventors:              Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application Nos. 62/757,660 filed November 8, 2018

Two Provisional USPTO Patent Applications Pending

Title:      TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1

U.S. Patent Application No.: 62/868,794;       Inventors:            Andrea Small-Howard, et al.

Filed:                     June 28, 2019

Title:      THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS

U.S. Patent Application No.: 62/897,235       Inventors: Andrea Small-Howard, et al.

Filed: September 6, 2019

Two Additional Provisional Patent Applications Filed on August 18, 2020

GBSGB has data sets for two new provisional patent applications filed on August 18, 2020, as follows:

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS

Filing Date:         August 18, 2020;                 Inventor:               Andrea Small-Howard

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS

Filing Date:       August 18, 2020;                    Inventor:               Andrea Small-Howard

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Multiple Licensed Patents for GBSGB’s Intellectual Property Portfolio

Title:      METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY.

Inventor:               Alexander Stokes;               Assignee:              University of Hawai’i

Commercialization rights licensed to Makai Biotech, LLC

Sublicensed by Makai Biotech, LLC to GBS Global Biopharma, Inc.

Status: Granted in the following territories on the corresponding dates

U.S. Patent Number: 9,084,786;                      Issued: July 21, 2015

U.S. Patent Number: 10,137,123;                    Issued: November 27, 2018

U.S. Continuation Application:  16/181,204

European Union Patent Number: 2,635,281; Granted: March 14, 2018

Europe Patent Application: 3,348,267

Hong Kong Patent Number: 14102182.8; Granted: March 14, 2018

India Patent Application: 1404/KOLNP/2013

China Patent Application: 201180063998.4

Title:       METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION

Inventors:              Martin Banderas, Lucia; Fernandez Arevala, Mercedes; Berrocoso, Dominguez, Esther; and Mico Segura, Juan Antonio

Assignees:             Universidad de Sevilla, Universidad de Cadiz, and Centro de Investigacion Biomedica En Red (CIBER)

Exclusive worldwide license held by GBS Global Biopharma, Inc.

WIPO/PCT Application: PCT/ES2016/000016 (Pub. No. WO 2016/128591)

Filed: August 18, 2016

Claims benefit of Spanish Patent Application no. P201500129 (Pub. No. ES 2582287)

Filed:  February 9, 2015

U.S. Patent Application: 15/549,653

Spain Patent ES2582287; Granted: September 29, 2017

Europe Patent Application: EP3257503

Canada Patent Application CA2976040

Note 2 - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(97,387,205) at March 31, 2020. The Company had a working capital deficit of $(3,884,877) at March 31, 2020, compared to $(3,245,409) including $(1,133,890) from discontinued operations at March 31, 2019. In addition, the Company has consumed cash in its operating activities of $(4,479,713) including $(1,244,720) from discontinued operations for the year ended March 31, 2020, compared to $(9,855,895) including $(1,271,177) from discontinued operations for the year ended March 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

The subsidiaries of the Company are:

GB Sciences Nevada, LLC

GB Sciences Las Vegas, LLC

ECRX, Inc.

GB Sciences Texas, LLC

GB Sciences Nopah, LLC

GBS Global Biopharma, Inc.

Intercompany accounts and transactions have been eliminated in consolidation. The ownership interest of non-controlling participants in subsidiaries that are not wholly owned is included as a separate component of equity. The non-controlling participants’ share of the net loss is included as “Net loss attributable to non-controlling interest” on the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, inventory valuation and standard cost allocations, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of the assets and liabilities of discontinued operations, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. The current and long-term capital lease obligations recorded in the consolidated balance sheet as of March 31, 2019 have been reclassified to conform to the current period presentation as finance lease obligations, current, and finance lease obligations, long term. Certain items on the statements of cash flows have been reclassified to confirm with current period presentation. In addition, the assets, liabilities, income, and cash flows of GB Sciences Louisiana, LLC have been separated from the comparative period amounts to confirm to the current period presentation as discontinued operations as the result of the sale of the Company’s interest in GB Sciences Louisiana, LLC (Note 15). The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes.

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets are as follows:

Discontinued Operations – (continued)	March 31, 2020			March 31, 2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
ASSETS
CURRENT ASSETS
Cash	$151,766	$-	$151,766	$182,055	$45,703	$227,758
Accounts receivable, net	117,967	-	117,967	488,329	-	488,329
Inventory, net	1,445,839	-	1,445,839	1,533,792	602,714	2,136,506
Prepaid and other current assets	60,885	-	60,885	262,208	351,970	614,178
Note receivable	5,224,423	-	5,224,423	-	-	-
TOTAL CURRENT ASSETS	7,000,880	-	7,000,880	2,466,384	1,000,387	3,466,771

Property and equipment, net	5,533,833	-	5,533,833	10,481,706	13,022,996	23,504,702
Intangible assets, net	1,699,966	-	1,699,966	1,818,802	-	1,818,802
Deposits and other noncurrent assets	91,504	-	91,504	230,651	1,002,376	1,233,027
Operating lease right-of-use assets, net	26,685	-	26,685	-	-	-

TOTAL ASSETS	$14,352,868	$-	$14,352,868	$14,997,543	$15,025,759	$30,023,302

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,559,914	$-	$2,559,914	$1,374,771	$1,695,985	$3,070,756
Accrued interest	397,652	-	397,652	142,112	-	142,112
Accrued expenses	888,012	-	888,012	244,931	76,415	321,346
Notes payable, net	5,534,728	-	5,534,728	2,229,812	300,000	2,529,812
Indebtedness to related parties	586,512	-	586,512	-	-	-
Note payable to related party	151,923	-	151,923	-	-	-
Income tax payable	592,982	-	592,982	506,145	-	506,145
Operating lease obligations, current	7,265	-	7,265	-	-	-
Finance lease obligations, current	166,769	-	166,769	80,132	61,877	142,009
TOTAL CURRENT LIABILITIES	10,885,757	-	10,885,757	4,577,903	2,134,277	6,712,180

Note payable, net	-	-	-	161,072	-	161,072
Operating lease obligations, long term	22,515	-	22,515	-	-	-
Finance lease obligations, long term	3,533,090	-	3,533,090	3,646,540	2,347,511	5,994,051

TOTAL LIABILITIES	$14,441,362	$-	$14,441,362	$8,385,515	$4,481,788	$12,867,303

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Discontinued Operations - (continued)

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations were as follows:

	For the Year Ended March 31,			For the Year Ended March 31,
	2020			2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$3,120,620	$569,077	$3,689,697	$3,454,552	$-	$3,454,552
Cost of goods sold	(4,002,083)	(574,544)	(4,576,627)	(3,246,097)	-	(3,246,097)
Gross profit (loss)	(881,463)	(5,467)	(886,930)	208,455	-	208,455
General and administrative expenses	6,483,513	1,292,613	7,776,126	13,399,524	2,403,259	15,802,783
Loss on impairment of long-lived assets	4,645,054	-	4,645,054	-	-	-
LOSS FROM OPERATIONS	(12,010,030)	(1,298,080)	(13,308,110)	(13,191,069)	(2,403,259)	(15,594,328)
OTHER INCOME/(EXPENSE)
Interest expense, net	(1,625,204)	(178,140)	(1,803,344)	(4,940,090)	(251,168)	(5,191,258)
Other expense	(194,248)	-	(194,248)	(3,368,556)	-	(3,368,556)
Loss on extinguishment	(216,954)	-	(216,954)	-	-	-
Loss on modification of note receivable	(1,895,434)	-	(1,895,434)	-	-	-
Gain on deconsolidation of subsidiary	4,393,242	-	4,393,242	-	-	-
TOTAL OTHER INCOME/(EXPENSE)	461,402	(178,140)	283,262	(8,308,646)	(251,168)	(8,559,814)
NET LOSS BEFORE INCOME TAXES	(11,548,628)	(1,476,220)	(13,024,848)	(21,499,715)	(2,654,427)	(24,154,142)
Income tax expense	(86,837)	-	(86,837)	(526,145)	-	(526,145)
NET LOSS	$(11,635,465)	$(1,476,220)	$(13,111,685)	$(22,025,860)	$(2,654,427)	$(24,680,287)

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

The carrying value of cash, accounts receivable, accounts payable and accrued expenses are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at March 31, 2020.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on aging and subsequent collections. During the year ended March 31, 2020, the Company recorded $108,001 in bad debt expense as the result of a $63,630 increase in the allowance for doubtful accounts and $44,371 in direct write-off of uncollectible accounts.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Indirect costs, which primarily relate to the lease and operation costs of the Teco Facility, are allocated based on square footage of the facility used in the production of inventory.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. Intangible assets also include the acquisition cost of a cannabis production license with an indefinite life. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility (Note 16). As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility including a production license acquired through purchase might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company allocated an impairment loss of $449,801 to the license and reduced its carrying value from $1,021,067 to $571,266.

Operating Lease Right-of-Use Asset and Liability

The Company determines if an arrangement is a lease at inception and has lease agreements for office facilities, equipment, and other space and assets with non-cancelable lease terms. Certain real estate and property leases, and various other operating leases are measured on the balance sheet with a lease liability and right-of-use asset ("ROU").

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

Lease payments include fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and others as required by the New Lease Standard. Lease payments do not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of twelve months or less are not recorded on the balance sheet. Additionally, lease and non-lease components are accounted for as a single lease component for real estate agreements.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets: 3-8 years for machinery and equipment, and leasehold improvements are amortized over the shorter of the estimated useful lives or the underlying lease term. Property under finance leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate, and depreciation is recorded on a straight-line basis and is included within depreciation and amortization expense. Repairs and maintenance expenditures which do not extend the useful lives of related assets are expensed as incurred.

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

During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility (Note 16). As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company estimated future undiscounted cash flows related to the Teco Facility to be $8.0 million, which was less than the carrying amount of the Teco Facility asset group of  $11.9 million. Using a discounted cash flow approach, the Company estimated the fair value of the asset group to be approximately $7.3 million, resulting in a write-down of $4,645,054 related to the Teco Facility asset group. Fair value was based on expected future cash flows using level 3 inputs under ASC 820. The cash flows are the proceeds expected to be generated from the sale of the assets under the Teco MIPA, discounted to present value at a rate of 17%. The cash flow projection includes the $4.0 million in cash flows that the Company anticipates receiving from the Note Receivable that it will receive from the sale of the Teco facility and the $4.0M payment that will be received at the close of the sale.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

Research and Development Costs

Research and development costs are expensed as incurred. During the years ended March 31, 2020 and 2019, the Company recorded $1,543,397 and $458,790, respectively, in research and development expense.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718). The computation of the expense associated with stock-based compensation requires the use of a valuation model. The FASB-issued accounting guidance requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of our stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 158,404,020 and 128,608,852 potentially dilutive common shares at March 31, 2020 and 2019, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").  Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company adopted the standard on April 1, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the standard on April 1, 2019. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 4 - Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes and extracts in process. Finished goods includes completed cannabis flower, trim, and extracts that are ready to be sold in bulk and packaged forms.

	March 31, 2020	March 31, 2019

Raw materials	$91,465	$440,414
Work in progress	1,166,511	676,341
Finished goods	466,319	579,604
Subtotal	1,724,295	1,696,359
Allowance to reduce inventory to NRV	(278,456)	(162,567)
Total inventory, net	$1,445,839	$1,533,792

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 5 – Leases

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

The Company determines if an arrangement is a lease at inception and has lease agreements for warehouses and equipment. These commitments have remaining non-cancelable lease terms, with lease expirations which range from 2024 to 2025 with an optional extension of 5 years.

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

Operating leases are presented in operating lease right-of-use assets, operating lease obligations, current, and operating lease obligations, long term on the consolidated balance sheets. Finance leases are included in property and equipment, finance lease obligations, current, and finance lease obligations, long term. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available. The rates used to discount finance leases previously recorded as capital leases range from 10.2% to 11.5%. Operating leases were discounted at a rate of 17.0%.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets.

During the year ended March 31, 2020, finance lease costs recorded in the consolidated financial statements were $679,347, of which $426,374 represents interest expense and $252,973 represents amortization of the right-of-use assets. Operating lease costs were $75,306, of which $27,611 represents interest expense and $47,695 represents amortization of the right-of-use assets.

Discontinued operations includes $280,227 in finance lease costs, of which $153,977 represents interest expense and $126,250 represents amortization of right-of-use assets.

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of March 31, 2020, from continuing operations are as follows:

Year Ending		Operating
March 31,	Finance Leases	Leases

2021	$581,763	$11,779
2022	544,296	11,779
2023	560,625	11,779
2024	577,444	3,927
2025	594,767	-
Thereafter	3,781,101	-
Total minimum lease payments	6,639,996	39,264
Less: Amount representing interest	(2,940,137)	(9,484)
Present value of minimum lease payments	3,699,859	29,780
Less: Current maturities of capital lease obligations	(166,769)	(7,265)
Long-term capital lease obligations	$3,533,090	$22,515

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 6 – Notes Payable and Line of Credit

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

Because the Amendment and Termination Agreement irrevocably terminated the Pacific Leaf Royalty Agreement, the Company recorded an expense of $1,530,000 in the quarter ended September 30, 2018 related to the prepaid royalties previously recorded on the December 31, 2018 consolidated balance sheet in connection with the February 2018 Agreement. The expense is included in the Other Expense caption of the Company’s Consolidated Statement of Operations for the year ended March 31, 2019.

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

On December 21, 2018, the Company also issued 500,000 shares of its common stock to Pacific Leaf in consideration for further deferral of repayment of the Note. The Company recorded $95,000 in expense related to the shares issued, which is included in the Company’s consolidated statement of operations for the year ended March 31, 2019, under the other expense caption.

In total, the Company recorded $3.1 million related to the Amendment and Termination Agreement in Other Expense in its consolidated statement of operations for the year ended March 31, 2019, as summarized in the table below:

Amounts Recorded in Other Expense	Year Ended
Related to the Amendment and Termination Agreement	March 31, 2019
Prepaid royalties recorded in February 2018	$1,530,000
Cash payments made in August 2018	1,000,000
Promissory note issued to Pacific Leaf, due on or before November 30, 2018	500,000
100,000 shares common stock issued to Pacific Leaf	36,000
Settlement of convertible note payable and related accrued interest	(20,075)
500,000 shares common stock issued to Pacific Leaf on December 21, 2018	95,000
Total	$3,140,925

The Company made additional payments on the promissory note of $100,000 on January 16, 2019, $100,000 on February 6, 2019, and a final payment of $210,000 on March 4, 2019. The company recorded and paid a total of $15,929 in interest expense related to the promissory note during the year ended March 31, 2019.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

0% Note Payable dated October 23, 2017

On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a 0% Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018.

The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933. During the year ended March 31, 2020, the Company recorded $53,122 in interest expense related to amortization of the note discount.

The Company has been in default on this note since June of 2019, and as of the date of this report, fifteen monthly payments on the note totaling $291,660 are unpaid. As the result of the default, the Company has accrued penalty interest at the rate of 10% according to the terms of the Promissory Note. Total penalty interest accrued was $30,787 as of and for the year ended March 31, 2020. If the Company is unable to cure the default within ten days of receiving a written notice, the lender will have the option to accelerate the remaining balance owed of $369,444, but must notify the Company in writing should it choose to do so. The Company is currently in the process of negotiating a settlement and/or forbearance agreement with the lender and anticipates curing its default upon receiving proceeds from the sale of the Company's Teco facility (Note 16).

0% Note Payable dated December 20, 2018

On December 20, 2018, GB Sciences Louisiana, LLC (“GBSLA") entered into a $300,000 Loan Agreement with BCM MED, LLC (“BCM MED”). BCM MED is a related party to Wellcana Group, LLC, the minority member in GBSLA. The purpose of the financing is to fund operating expenses incurred by or on behalf of medical marijuana operations of GBSLA.

Pursuant to the Loan Agreement, GBSLA began making eight (8) monthly installment payments in the amount of $33,333 on or before the 10th business day of each month commencing in April 2019. The aggregate amount of the installment payments from GBSLA to BCM MED are equal to the loan amount. Through November 15, 2019, GBSLA made $266,667 in payments towards the loan and reduced the loan balance to $33,333. The remaining balance was assumed by the purchaser and deconsolidated upon close of the sale of the Company's controlling membership interest (Note 15).

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 16), the Company entered into a promissory note and received a line of credit for up to $470,000 from the purchaser of the Company's membership interest in its Nevada facilities. The purpose of the line of credit is to supply working capital for the Nevada operations. The note matures upon the close of the sale of membership interests. During the year ended March 31, 2020, the Company received $480,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the Line of Credit limit by $10,000. The Company accrued interest of $10,444 on the line of credit for the year ended March 31, 2020 and the balance of the line of credit was $480,000 at March 31, 2020. Upon the close of the sale of the Teco Facility all principal and interest due under the line of credit will be considered satisfied in full.

Summary of Notes Payable

As of March 31, 2020, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2020
Short-Term Notes Payable	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable (Note 7)	$1,257,000	$(155,340)	$1,101,660
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 7)	1,271,863	(409,481)	862,382
8% Convertible Promissory Note dated April 23, 2019 (Note 7)	2,765,000	(29,830)	2,735,170
0% Note Payable dated October 23, 2017 (Note 6)	369,445	(13,929)	355,516
8% Line of Credit dated November 27, 2019 (Note 6)	480,000	-	480,000
Total Short-Term Notes Payable	$6,143,308	$(608,580)	$5,534,728

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

As of March 31, 2019, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2019
Short-Term Notes Payable	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable (Note 7)	$1,257,000	$(564,929)	$692,071
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 7)	1,500,000	(169,134)	1,330,866
0% Note Payable dated October 23, 2017 (Note 6)	272,222	(65,347)	206,875
Total Short-Term Notes Payable	$3,029,222	$(799,410)	$2,229,812

0% Note Payable dated December 20, 2018 (discontinued operations)	$300,000	$-	$300,000

Long-Term Notes Payable
0% Note Payable dated October 23, 2017 (Note 6)	$175,000	$(13,928)	$161,072
Total Long-Term Notes Payable	$175,000	$(13,928)	$161,072

Note 7 – Convertible Notes

March 2017 $2M Convertible Note Offering

In March 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.60 per share for the period of three years. Between March 2017 and May 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $2,000,000. The Notes are payable within three years of issuance and are convertible into 8,000,000 shares of the Company’s common stock. The Company also issued 8,000,000 common stock warrants to the Noteholders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.  The Company recorded an aggregate discount on convertible notes of $1,933,693, which included $904,690 related to the relative fair value of beneficial conversion features and $1,029,003 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

July 2017 $7.2M Convertible Note Offering

In July, 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years. Between July 2017 and December 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $7,201,000. The Notes are payable within three years of issuance and are convertible into 28,804,000 shares of the Company’s common stock. The Company also issued 28,804,000 common stock warrants to the Noteholders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.The Company recorded an aggregate discount on convertible notes of $7,092,796, which included $3,142,605 related to the relative fair value of beneficial conversion features and 3,950,191 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

As of March 31, 2020, convertible notes having a carrying value of $1,101,660, net of unamortized discount of $155,340 remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes is $197,185. Discount amortization was $409,589 for the year ended March 31, 2020.

8% Senior Secured Convertible Promissory Note dated February 28, 2019

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, LP (together, “CSW Note”). The note matures on August 28, 2020 and is convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at the Teco facility in Las Vegas, Nevada.

The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

During the year ended March 31, 2020, we recorded interest expense of $398,591 related to the CSW Note and its amendments consisting of $109,161 in accrued interest and $289,430 related to amortization of the note discount. As of March 31, 2020, the carrying amount of the CSW Note was $862,382, net of unamortized discount of $409,481.

The Company is in default on the amended CSW Note due to non-payment of the quarterly interest payments due on October 1, 2019, January 1, 2020, and March 1, 2020, and nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. The lender has agreed to provide forbearance of the defaults in connection with the sale of the Teco facilities, and the Company anticipates that the CSW Note will be settled in full upon close of the sale of the Company's interests in its Nevada operations to an entity affiliated with CSW Ventures, LP (Note 16).

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

8% Convertible Promissory Note dated April 23, 2019

On April 23, 2019, the Company entered into the Note Purchase Agreement with Iliad Research and Trading, L.P. ("Iliad") and issued an 8% Convertible Promissory Note with a face value of $2,765,000. The Note was issued with original issue discount of $265,000 and is convertible into shares of the Company’s common stock at a price of $0.17 per share at the option of the note holder at any time until the Note is repaid. The Note matures on April 22, 2020.

A total discount of $440,000 was recorded on the note, which includes $265,000 of original issue discount and $175,000 in fees paid to brokers. During the year ended March 31, 2020, interest expense related to the note was $617,430, of which $410,169 was amortization of the note discount.

During the year ended March 31, 2020, the Company honored the conversion of a total of a total of $125,000 of accrued interest on the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an induced conversion expense. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in non-cash expense for the two conversions of the Iliad note at below contractual conversion rates for the year ended March 31, 2020, which is included in other expense on the Company's consolidated statement of operations.

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded an expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees amd costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 8 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset or, in the case of leasehold improvements amortized over the lesser of the useful life of the asset or the underlying lease term. We recorded depreciation expense of $541,462 and $338,190 for the year ended March 31, 2020 and 2019, respectively, net of depreciation capitalized in inventory of $811,508 and $584,017. Discontinued operations included $291,274 and $126,447 for the year ended March 31, 2020 and 2019, respectively. Property and equipment is comprised of the following:

	March 31,
	2020	2019
Furniture and fixtures	$-	$20,883
Computer and software	151,748	151,748
Machinery and equipment	911,343	1,415,494
Leaseholds	3,367,591	5,120,758
Construction in progress	173,695	1,852,838
Capital lease - building	1,663,013	3,900,000
	6,267,390	12,461,721
Less accumulated depreciation and amortization	(733,557)	(1,980,015)
Property and Equipment, Net	$5,533,833	$10,481,706

During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility (Note 16). As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company estimated future undiscounted cash flows related to the Teco Facility to be $8.0 million, which was less than the carrying amount of the Teco Facility asset group of  $11.9 million. Using a discounted cash flow approach, the Company estimated the fair value of the asset group to be approximately $7.3 million, resulting in a write-down of $4,645,054 related to the Teco Facility asset group. Fair value was based on expected future cash flows using level 3 inputs under ASC 820. The cash flows are the proceeds expected to be generated from the sale of the assets under the Teco MIPA, discounted to present value at a rate of 17%.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 9 – Income Taxes

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

The Company’s effective tax rate was 0.0% and -2.4% for the years ended March 31, 2020 and 2019, respectively.

Income tax expense was $86,837 for the year ended March 31, 2020, which includes $38,913 in penalties and $47,924 in accrued interest related to a $506,145 tax liability from the March 31, 2018 tax year. Income tax payable at March 31, 2020 was $592,982 including a $506,145 income tax liability related to the March 31, 2018 tax year, net of a $20,000 tax payment made during the year ended March 31, 2019, and $86,837 in accrued penalties and interest. Income tax expense was $526,145 for the year ended March 31, 2019. This amount includes a $510,647 tax liability and tax penalties of $15,498 attributable to the tax year ended March 31, 2018. Income tax payable was $506,145 as of March 31, 2019.

At March 31, 2020 and 2019 respectively, the Company had net operating loss carryforwards (“NOLs”) for income tax purposes of $50,596,940 and $47,430,184. $34,481,122 of the Company's net operating loss carryforwards are expected to expire at various times from 2025 through 2039. $16,115,818 of the NOL carryforwards generated in tax years ending March 31, 2019 to present have no expiration date. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code.  Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

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

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

The provision for income taxes is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2020	2019
Tax benefit computed at U.S. statutory rates	$(2,178,478)	$(4,424,959)
Increases (decreases) in taxes resulting from:
IRC Section 280E	202,877	968,870
Other permanent items	22,948	35,590
Change in valuation allowance	1,952,653	3,420,499
Prior year tax expense	-	510,647
Total provision for income taxes	$-	$510,647

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2020 and 2019:

	2020	2019
Deferred tax assets:
Stock based compensation	$2,943,816	$2,883,491
Net operating loss carryforward	10,625,357	9,960,339
Impairment of long-lived assets	975,461	-
Depreciation and Amortization expense	(324,707)	(416,944)
Other temporary items	136,243	68,520
Total deferred tax assets	14,356,170	12,495,406
Less valuation allowance	(14,356,170)	(12,495,406)
Net deferred tax asset	$-	$-

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of March 31, 2020, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction and other required state jurisdictions. The Company's periodic tax returns filed in 2017 and thereafter are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 10 – Capital Transactions

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

Year Ended March 31, 2020

Stock Issued for Debt Conversions

During the year ended March 31, 2020, the Company issued a total of 7,583,333 shares of common stock for the conversion of notes payable:

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

During the year ended March 31, 2020, the Company has honored the conversion of a total of a total of $125,000 of debt owed under the Iliad Note at reduced conversion rates. On October 30, 2019, the Company received notice of the conversion of $75,000 at $0.06 per share and issued 1,250,000 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $64,706, and the Company recorded an expense in that amount. On November 18, 2019, the Company received notice of the conversion of $50,000 of the note balance at $0.0375 per share and issued 1,333,333 shares of its common stock. The fair value of the shares issued exceeded the fair value of the shares issuable under the original terms of the Note by $62,353, and the Company recorded an expense in that amount. In total, the Company recorded $127,059 in noncash expense for the two conversions of the Iliad note at below contractual conversion rates for the year ended March 31, 2020.

Exercise of Warrants for Stock

During the year ended March 31, 2020, the Company issued 17,563,000 shares of common stock for exercises of warrants:

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

In order to encourage the further exercise of the warrants, the Company effected a temporary decrease in the exercise price of the warrants to $0.03-$.05 per share beginning in December 2019. As a result of the price reduction, the Company received notice of the exercise of an additional 8,113,250 warrants and received proceeds of $307,249, net of brokerage fees of $22,566. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of $32,215.

Issuance of Stock for Services

During the year ended March 31, 2020, the Company issued 2,100,000 shares of common stock for consulting services and recorded related expense of $214,000 based on the fair value of the stock on the date of the related consulting agreements.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Issuance of Stock and warrants for Cash

During the year ended March 31, 2020, the company issued 7,668,167 shares of common stock for cash as follows:

On December 4, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 15,000,000 units at the price of $0.20 per unit up to a total of $3 million. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of five years. On January 15, 2019, the Placement Agent’s Agreement was amended to decrease the unit price from $0.20 per unit to $0.15 per unit for a total of 20,000,000 units and decrease the exercise price of the warrants included in each unit from $0.60 to $0.30, applied retroactively to funds raised prior to the date of the amendment, with no other changes to the agreement. During the year ended March 31, 2020, the Company received a total of $478,696 in proceeds from the private placement, net of $71,529 in brokerage fees and issued 3,668,167 shares of its common stock and 3,668,167 warrants to purchase one share of its common stock at $0.30 per share.

During the year ended March 31, 2020, the Company issued 1,954,613 compensation warrants to its brokers in connection with the December 4, 2018 private placement. The warrants are exercisable at $0.30 for a period of five years. The warrants were valued at $132,914 at the grant date using the Black-Scholes Model, and the expense is recorded in general and administrative expenses for the year ended March 31, 2020.

On October 10, 2019, the Company issued 4,000,000 shares of common stock and 2,000,000 warrants to purchase one share of common stock at $0.08 per share for a period of three years to an investor for $240,000 cash. The warrants were valued at $110,000 on the date of issuance using the Black-Scholes model.

Year Ended March 31, 2019

Stock Issued for Debt Conversions

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

Exercise of Warrants for Stock

During the year ended March 31, 2019, the Company issued 12,657,875 shares of its common stock for the exercise of warrants as follows:

In order to encourage the exercise of the 8,000,000 warrants issued to investors in the private offering of convertible notes dated March 2017 and the 28,804,000 warrants issued to investors in the private offering of convertible notes dated July 2017, the Company effected a temporary decrease in the exercise price of the warrants from $0.60 and $0.65, respectively, to $0.30 and $0.325 per share. As a result of the price reduction, the Company issued 12,332,750 shares of its common stock and received net proceeds of approximately $3.9 million. In connection with the induced exercise of the warrants, the Company recorded an inducement dividend of approximately $2.9 million.

The Company issued 325,125 shares of its common stock in connection with the exercise of compensation warrants at $0.01 per share.

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

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Stock Issued in Private Placement

The Company issued 35,878,302 shares of its common stock in private placements:

On August 10, 2018, the Company entered into a Placement Agent’s Agreement to offer a total of 10,000,000 units at the price of $0.25 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at the price of $0.60 for a period of three years. On August 23, 2018, the Placement Agent’s Agreement was amended to increase the number of units offered by 10,000,000 to 20,000,000 in total, with no other changes to the agreement. Between August 10, 2018 and September 25, 2018, the Company received a total of $4.4 million in proceeds from the private placement, net of $0.6 million in brokerage fees and issued 20 million shares of its common stock and 20 million warrants to purchase one share of its common stock for a period of three years to the investors who participated in the private placement.

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

In connection with the Placement Agent’s Agreement dated August 10, 2018 and as amended August 23, 2018, the Company issued 2,000,000 compensation warrants to the brokers who participated in the offering and recorded a related expense of $592,638. Each compensation warrant is for the purchase of one share of the Company’s common stock at a price of $0.60 per share and expires on October 1, 2023.

During the year ended March 31, 2019, the Company issued 400,000 stock options under the 2014 Equity Incentive Plan to its employees. The options are exercisable upon vesting for a period of 10 years from issuance at an exercise price ranging from $0.37 to $0.60 per share. The Company recognized a total of $806,282 in share-based compensation expense related to all outstanding options during the year ended March 31, 2019.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity for the years ended March 31, 2020 and 2019:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2018	65,883,062
Warrants issued	47,878,302	$0.30-$0.60
Warrants exercised	(12,657,875)	$0.30-$0.325
Warrants expired/cancelled	(1,312,500)	$0.50-$2.00
Outstanding at March 31, 2019	99,790,989
Warrants issued	7,622,780	$0.30
Warrants exercised	(17,563,000)	$0.035-$0.10
Warrants expired/cancelled	(5,312,608)	$0.50-$2.00
Outstanding at March 31, 2020	84,538,161

Note 11 – Employee Benefit Plan

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

Share-Based Employee Compensation

On February 6, 2008, the Board of Directors adopted the GB Sciences, Inc. 2007 Amended Stock Option Plan (“2007 Plan”). Under the 2007 Plan, 4,500,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants. The Company revised the plan and the Board of Directors adopted the new 2014 Equity Compensation Plan. On June 30, 2015, GB Sciences filed a Form S-8 Registration Statement with the SEC to register 8,500,000 shares of common stock issuable under stock options to grant to employees and consultants. At the Company’s special meeting of the shareholders held on April 6, 2018, the adoption by the Board of Directors of the 2014 Equity Compensation Plan was ratified by a majority of shareholders present at the meeting, either in person or by proxy and the Company adopted the GB Sciences, Inc 2018 Stock Plan. On October 25, 2018, GB Sciences filed a Form S-8 Registration Statement with the SEC to register 10,000,000 shares of common stock issuable under the 2018 Plan. There were 9,450,333 shares available for issuance under the stock plans at March 31, 2020.

Compensation Expense

For the years ended March 31, 2020 and 2019, the Company recorded share-based compensation expense of $103,472 and $806,282, respectively, related to employee stock options. There was no expense for restricted stock. All awards were vested and the Company had no unrecognized compensation cost for non-vested awards as of March 31, 2020.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

No new option awards were granted during the year ended March 31, 2020. The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value at the years ended below:

	Year Ended
	March 31, 2020	March 31, 2019
Weighted-average volatility	N/A	181.00%
Expected term (in years)	N/A	10
Risk-free interest rate	N/A	2.74%

Expected volatilities used for award valuation in 2019 are based on peer group volatility.

The risk-free interest rate for periods equal to the expected term of an award is based on a blended historical rate using Federal Reserve rates for U.S. Treasury securities.

Stock Options

A summary of option activity as of March 31, 2020 and 2019, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price $	Life (years)	Value ($)
Outstanding at April 1, 2018	13,033,334	$0.28	8.21	$2,646,723
Granted (Note 10)	400,000	$0.41
Exercised	-	$-
Forfeited	(850,000)	$0.24
Outstanding at March 31, 2019	12,583,334	$0.28	7.18	$43,000
Granted	-
Exercised	-
Forfeited	(1,600,000)	$0.27
Outstanding at March 31, 2020	10,983,334	$0.28	6.02	$-
Fully vested and expected to vest at March 31, 2020	10,983,334	$0.28
Exercisable at March 31, 2020	10,983,334	$0.28

Restricted stock awards

No restricted stock awards were granted during the years ended March 31, 2020 and 2019.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 12 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences.

The contract includes the Company’s commitment to make an annual research investments of $500,000 to the LSU AgCenter. The Company retained its 50% interest in the research relationship with LSU after the sale of its membership interest in GB Sciences Louisiana, LLC (Note 15), and accordingly remains obligated for $250,000 of the $500,000 annual research investment for three years, or a total commitment of $750,000. The research investment is paid annually in September and amortized over a one-year period.

The monetary contributions will be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, of which AgCenter would retain 50% of those rights with the other 50% retained 25% each by the Company and by GB Sciences Louisiana, LLC.

Tara “Dee” Russell filed a Charge of Discrimination with the Nevada Equal Rights Commission ("NERC") against the Company on April 2, 2019, alleging that she was subjected to sexual harassment and retaliatory discharge. The Company received the Notice of Charge of Discrimination on or about May 15, 2019. The Company submitted its response to the Notice of Discrimination Charge on July 26, 2019. It is the Company's position that Ms. Russel was not an employee of the Company, but rather was an independent contractor. The Company intends to aggressively respond to the charge. To date, the NERC has not issued a ruling regarding the charge.

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P. (Note 7), resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company anticipates recording expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees amd costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC.

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demands payment of $73,050 for the services provided. The Company intends to negotiate a settlement and the full amount demanded in the lawsuit of $73,050 is accrued in accounts payable as of March 31, 2020.

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

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

On June 6, 2019, the Company entered into a Cancellation and Settlement with the consultant and terminated the December 6, 2018 agreement. In consideration for terminating the agreement, the Company will pay $135,000 as a one-time cancellation fee and will not issue the remaining two million shares due under the agreement. This amount is accrued in accounts payable as of March 31, 2020.

On October 1, 2019, the Company entered into a new agreement for business advisory and consulting services. In connection with the agreement, the Company issued 2 million shares of its common stock and agreed to pay a monthly service fee of $50,000 beginning December 1, 2019, plus a quarterly stock fee of 2 million shares 90, 180, and 270 days after the agreement. The Company recorded $180,000 expense related to the common stock payments. The agreement was mutually terminated during the year ended March 31, 2020. No cash payments were made and no services were provided.

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

Note 13 – Deposits and Noncurrent Assets

Deposits and noncurrent assets were $91,504 and $230,651 at March 31, 2020 and 2019, respectively. The decrease in deposits and prepayments is primarily due to the Company recording expense related to a $91,600 deposit for the manufacture of research chemicals. The chemicals were delivered and used in the Company's research and development programs during the year ended March 31, 2020, and the Company recorded the amount in research and development expense. Deposits and prepayments at March 31, 2020 consist of rent and utility deposits related to the Teco facilities.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 14 - Related Party Transactions

As of March 31, 2020, the Company is indebted to its officers and directors for a total of $586,512 consisting of $298,450 in deferred officer compensation, $76,183 in deferred director compensation, $80,747 in accrued bonuses, and $131,132 of unreimbursed business expenses.

In connection with the sale of membership interest in GB Sciences Louisiana, LLC, the Company issued a note payable in the amount of $151,923 to John Davis, the Company's former General Counsel and President of GB Sciences Louisiana, LLC, for unpaid fees and bonuses. The note matures upon receipt of the first payment from the Wellcana Note Receivable (Note 15). The note is recorded on the March 31, 2020 consolidated balance sheet under note payable to related party.

During the year ended March 31, 2017, the Company entered into a consulting contract with Quantum Shop, a Company owned by a relative of one of the Company’s executives. Quantum Shop provided GB Sciences with research, design, development, fabrication, and production services. During the year ended March 31, 2019, the Company made payments totaling $1.1 million to Quantum Shop primarily related to the build-out of the cultivation and production facility in Baton Rouge, Louisiana owned by GB Sciences Louisiana, LLC.

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

On November 1, 2017, the Company entered into an Edibles Production Agreement (the “EPA”) with The Happy Confections, L.L.C. (“THCLLC”) through the Company’s wholly-owned subsidiary, GB Sciences Las Vegas, LLC (“GBLV”). A member of GB Science’s Board of Directors is a Co-Managing Member of THCLLC. Under the EPA, THCLLC was to produce cannabis-infused baked goods and other edibles in GBLV’s production facility. The Company would receive a royalty of between 20% and 25% on all sales of edibles produced by THCLLC. THCLLC never made sales under the agreement and no royalties were accrued.

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

As of October 19, 2018, the Company had advanced $253,034 under the THC Note. The Company terminated the Edibles Production Agreement and all other related agreements with THC LLC effective October 19, 2018 and took possession of all tangible assets owned by THCLLC on October 22, 2018, as collateral for the balance owed under the Note. These assets included kitchen and production equipment, leasehold improvements, and inventory used in Company’s production operations at the Teco Facility.

The Company assessed the fair value of the machinery and equipment received at $139,411 and capitalized that amount in fixed assets during the year ended March 31, 2019. All of the machinery and equipment received from THC LLC was placed in service for use in the Company’s production facility. The Company recorded $113,623 as other expense in its consolidated statement of operations for the year ended March 31, 2019, which represents the remaining balance of the outstanding note receivable from THC LLC.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 15 – Sale of 50% Membership Interest in GB Sciences Louisiana, LLC

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

The Wellcana note bears interest at a rate of 5% per annum and payments are due beginning June 1, 2020, and ending December 1, 2021. The Company recorded a $1,389,408 discount on the note receivable based on an imputed interest rate of 17.0%, and the carrying amount of the note was $6,610,592 as of November 15, 2019:

November 15, 2019 Note Receivable	Note Payments
June 1, 2020	$500,000
September 1, 2020	750,000
December 1, 2020	1,000,000
March 1, 2020	1,250,000
June 1, 2021	1,500,000
September 1, 2021	1,500,000
December 1, 2021	1,500,000
TOTAL PAYMENTS	8,000,000
DISCOUNT ON NOTE RECEIVABLE	(1,389,408)
NET PRESENT VALUE	$6,610,592

Upon close of the sale on November 15, 2019, the Company recorded a gain on deconsolidation of $4,393,242 related to the sale of its membership interest in GBSLA, calculated as follows:

As of
Gain on Deconsolidation	November 15, 2019
Present value of promissory note	$6,610,592
Carrying amount of non-controlling interest	8,707,651
TOTAL	15,318,243

Carrying amount of assets	14,715,798
Carrying amount of liabilities	(3,790,797)
Net assets deconsolidated	10,925,001
GAIN ON DECONSOLIDATION	$4,393,242

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by Wellcana of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 12) and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. Should Wellcana fail to make the $4,900,000 payment, less any offsets from payments made to date on the note receivable, the term sheet will be void and the original terms of the Membership Interest Purchase Agreement and $8,000,000 note receivable will prevail.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable calculated as follows:

August 24, 2020 Modification	March 31, 2020
Total cash payments to be made by October 15, 2020	$4,900,000
Liabilities to be forgiven upon receipt of October 15, 2020 payment	324,423
Total receivable (as modified)	5,224,423

Carrying value of note receivable as of March 31, 2020	6,969,720
Accrued interest as of March 31, 2020	150,137
Total amount receivable as of March 31, 2020	7,119,857

LOSS ON MODIFICATION OF NOTE RECEIVABLE	$(1,895,434)

The Company granted forbearance of the $500,000 payment originally scheduled for June 1, 2020 in light of the circumstances created by the COVID-19 pandemic. The payment was received by the Company on August 4, 2020, net of the Company's annual $250,000 research contribution commitment to LSU (Note 12) and the principal and accrued interest payable to John Davis (Note 14), totaling $189,423 as of the date of payment.

The Company may also receive up to $8,000,000 in earn-out payments under the MIPA. Earn-out payments are calculated as 25% of the distributions made by GBSLA to Purchaser through September 30, 2022, and 10% of distributions made thereafter under any extension or renewal of the relationship with LSU. The Company accounts for contingent consideration under a loss recovery approach. Under a loss recovery approach, the Company records a contingent consideration asset only to the extent of the lesser of, 1) the amount that the non-contingent consideration received is exceeded by the net assets deconsolidated, or 2) the amount of contingent consideration that it is probable will be received. As of the transaction date, the Company was unable to determine that it was probable that any of the contingent consideration would be received, and accordingly no asset was recorded for contingent consideration. Subsequent measurement of contingent consideration will be based on the guidance for gain contingencies, and any gain from contingent consideration will be recorded at the time the consideration is received. If the October 15, 2020 payment of $4,900,000, net of offsets for any prior payments, is received pursuant to the August 24, 2020 letter of intent, no future earn-out payments will be due to the Company.

For all periods presented in the consolidated financial statements, the assets, liabilities, income, and cash flows of GBSLA have been reclassified to discontinued operations. The losses and cash flows from discontinued operations for the year ended March 31, 2020 represent activity through the close of the sale on November 15, 2019.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 16 - Sale of 100% Membership Interest in Teco Facility and Nopah License

On November 15, 2019, we entered into a Binding Letter of Intent ("Teco LOI") to sell 75% of the Company's membership interest interests in GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC, for $3.0 million cash upon close and up to an additional $3.0 million in earn-out payments after close. In connection with the Teco LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. As part of the transaction, the Company also entered into a Line of Credit of up to $470,000 with the purchaser (Note 6) to fund the operations of Teco. The line of credit accrues interest at a rate of 8% and the Company pledged its interest in the Teco facilities as collateral for the note, subject to the preexisting lien for collateralization of the CSW Ventures Note (Note 7). The Line of Credit will be considered satisfied in full upon close of the sale of the Teco Facility.

On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4.0 million cash upon close and will receive a $4.0 million 8% promissory note to be paid in monthly installments over 36 months.

The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada has been subject to an indefinite moratorium since October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC (the “Nopah LOI”), with the transaction closing upon transfer of the Nopah License. As consideration for the transfer of the license, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenence of the Nopah License. The transfer of the Nopah License is subject to the same restrictions on license transfers discussed above.

Note 17 – Concentrations

For the year ended March 31, 2020, there were two customers that accounted for 12.2% and 13.8% of total revenue. Three customers accounted for 29.6%, 28.5%, and 16.9% of  accounts receivable. We held no cash in excess of FDIC limits as of March 31, 2020. Of the Company's total sales of $3,689,697 during the year ended March 31, 2020, $3,120,620 or 85% were in the State of Nevada and $569,077 or 15% were part of discontinued operations in the State of Louisiana.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Note 18 – Subsequent Events

Capital Transactions

Subsequent to March 31, 2020, the Company issued 4,991,084 of common stock for exercises of outstanding warrants at discounted prices from $0.03 to $0.035 (Note 10), and received $136,082 cash proceeds net of $15,120 in brokerage fees.

On May 7, 2020, the Company received $135,000 cash from an investor, net of $15,000 in brokerage fees, and issued a $150,000 convertible promissory note. The note bears interest at a rate of 8.0% per annum. The note is to be repaid upon the first proceeds received from the $8 million promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC (Note 15), or from the proceeds of the sale of the Teco Facility (Note 16). As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $150,000.

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, Inc. (Note 7). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4.0 million note receivable that the Company will receive as consideration for the sale of the Teco Facility (Note 16). The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. As of the date of this report, the Company has not received any advances under the July 24 Note.

Litigation

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P. (Note 7), resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees and costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC.

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demands payment of $73,050 for the services provided. The Company is in the process of negotiating a settlement and the full amount demanded in the lawsuit of $73,050 is accrued in accounts payable as of March 31, 2020.

GB SCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

Wellcana Note Receivable

The Company granted forbearance of the June 1, 2020 payment under the Wellcana Note (Note 15) in light of the circumstances created by the COVID-19 pandemic. The payment was received by the Company on August 4, 2020, net of the Company's annual $250,000 research contribution commitment to LSU (Note 12) and the principal and accrued interest payable to John Davis (Note 5) totaling $189,423 as of the date of payment.

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by Wellcana of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 12) and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. Should Wellcana fail to make the $4,900,000 payment, less any offsets from payments made to date on the note receivable, the term sheet will be void and the original terms of the Membership Interest Purchase Agreement and $8,000,000 note receivable will prevail.

As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable of $(1,895,434) for the year ended March 31, 2020.

Note 19 – Formation of GBS Global Biopharma, Inc.

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

Because the transaction consisted of an intercompany transfer of assets between wholly owned subsidiaries of GB Sciences, Inc., the promissory note and any gain or loss resulting from the Asset Purchase Agreement have been eliminated from the Company’s consolidated financial statements for the years ended March 31, 2020 and 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 10, 2019, the Company formally engaged Assurance Dimensions, Inc. as our independent registered public accounting firm. The engagement was due to the recent acquisition of Soles Heyn & Company, LLP’s (SHCPA) SEC practice by Assurance Dimensions, Inc.; SHCPA was our independent registered public accounting firm until the engagement of Assurance Dimensions, Inc. The decision to engage Assurance Dimensions, Inc. as our independent registered public accounting firm was approved by the Board of Directors on August 15, 2019.

SHCPA’s report on the Company’s financial statements for the fiscal years ended March 31, 2019 and March 31, 2018 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as set forth herein. SHCPA’s reports on the Company’s financial statements for the fiscal years ended March 31, 2019 and March 31, 2018 contained an explanatory paragraph regarding the significant doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and to the date of this report, (i) there have been no disagreements with SHCPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of SHCPA, would have caused SHCPA to make reference to the subject matter of the disagreement in connection with its reports; (ii) no such disagreement was discussed with the audit committee of the Company’s board of directors or with our board of directors as a whole; and (iii) there have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years, we did not consult with Assurance Dimensions, Inc. regarding either (1) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (2) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

During the Company’s two most recent fiscal years and to the date of this report, (i) there have been no disagreements with Assurance Dimensions, Inc., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Assurance Dimensions, Inc., would have caused Assurance Dimensions, Inc. to make reference to the subject matter of the disagreement in connection with its reports; (ii) no such disagreement was discussed with the audit committee of the Company’s board of directors or with our board of directors as a whole; and (iii) there have been no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

There were no other changes in or disagreements with and no other changes in the accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2020 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2020. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have been evaluating possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Due to a lack of resources it may not be possible to timely remediate the deficiencies. We anticipate our initiative will be at least partially implemented by March 31, 2021.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2021.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of GB Sciences, their ages as of July 31, 2020, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	72	Chief Executive Officer and Chairman of the Board of Directors
Dr. Andrea Small-Howard	51	Chief Science Officer and Director
Zach Swarts	32	Interim Chief Financial Officer
Leslie Bocskor	55	Chairman of the Audit and Compensation Committees and Vice Chairman of the Board of Directors
Ed DeFrank	53	Member of the Audit and Compensation Committees and Director

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

Zach Swarts, Interim Chief Financial Officer

Mr. Swarts was appointed as Interim CFO in September 5, 2019.  He began employment with GB Sciences in October 2017 and served as Director of Finance and Accounting for the two years prior to his appointment as Interim CFO. Prior to October 2017, Mr. Swarts worked for a local public accounting firm as Manager of the litigation support department from April 2016 to October 2017. He has provided forensic accounting, expert witness, business valuation, and consulting services to clients in a wide variety of industries. From January 2013 to  April 2016, he worked as an auditor in the Las Vegas office of Ernst & Young LLP. His clients consisted primarily of SEC filers in the highly-regulated gaming industry. He is a Certified Public Accountant licensed in the State of Nevada.

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

Edmond DeFrank, Director

Mr. DeFrank was elected to the GB Sciences Board of Directors on October 23, 2019. He is a registered U.S. Patent Attorney and intellectual property specialist since 1993 with over 25 years’ experience as a computer engineer and a patent attorney in the high technology sector. He has written and prosecuted over one thousand patent applications and patents for large high technology companies and educational institutions.

In addition, Mr. DeFrank has worked with small start-up companies and “Fortune 100” companies on strategic patent counseling, including managing and exploiting patent portfolios worth from six figures to billions of dollars through audit, analysis, valuation and licensing; performing due diligence for intellectual property acquisition, licensing, prosecution and litigation; managing, structuring and negotiating relationships between high tech companies, including forming licensing opportunities to generate revenue from intellectual property; negotiating and creating complex licensing, outsourcing, software development, manufacturing, marketing and distribution agreements; and performing due diligence and managing all intellectual property aspects of multi-million-dollar mergers and acquisitions. Over his career, Mr. DeFrank has founded and sold several software companies. He is the named inventor on 5 issued patents and over 30 pending patents.

For the past five years prior to joining the Board of Directors, Mr. DeFrank has provided legal services in the field of patent and trademark law as the owner of the Law Office of Edmond DeFrank from January 2001 to present. He is the founder of Ergo Sum Healthcare, Inc., a software development company which helps physicians produce better patient outcomes using personalized healthcare software solutions, and served as its Chief Financial Officer from September 2013 to August of 2018.

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

Family Relationships

None.

Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. The audit committee is comprised of Leslie Bocskor, John Poss, and Andrea Small-Howard. Of the members of the Audit Committee, only Leslie Bocksor is independent under the rules governing OTC Market. Mr. Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter is filed herewith as Exhibit 10.16.

Audit Committee Financial Expert

As of the date of filling of this Form 10-K, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). The compensation committee is comprised of Leslie Bocskor and Ed DeFrank, each of whom is independent under the rules of the Securities and Exchange Commission standards. Leslie Bocskor is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter is filed herewith as Exhibit 10.17.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, Chief Financial Officer, and Chief Operating Officer for all services rendered to us in all capacities during each of the years ended March 31, 2020 and 2019.

Summary Compensation Table

				Stock	Option
				Awards	Awards
Name and Position	Year	Salary	Bonus	(1)	(2)	Total
John Poss, CEO and Chairman of the Board	2020	$120,000	$37,500	$-	$-	$157,500
	2019	120,000	137,375	-	-	257,375
Dr. Andrea Small-Howard, CSO and Director	2020	160,000	-	-	-	160,000
	2019	160,000	-	-	-	160,000
Ksenia Griswold, Former CFO and COO	2020	240,000	-	-	-	240,000
	2019	206,154	30,000	-	-	236,154
Zach Swarts, Interim CFO	2020	130,000	30,000	-	-	160,000
	2019	125,000	30,000	-	-	155,000

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

(2) Represents the grant date fair value of option awards granted, as calculated in accordance with stock-based compensation accounting standards.  The fair value of these awards is determined under the Black-Scholes option pricing model. For the assumptions used for purposes of determining the value of the awards included in each year's compensation, please refer to Note 11. Although the table above indicates the full grant date value of the awards in the year which the compensation is considered, the options granted vest over a three-year period.

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

Effective April 24, 2017, the Company amended its employment agreement with Ms. Griswold.  Pursuant to the amendment, Ms. Griswold would receive a base salary at the annual rate no less than $160,000 and a quarterly bonus equivalent to $15,000. On September 1, 2019, the Company and Ksenia Griswold terminated their relationship and entered into the Severance Agreement. Pursuant to the Severance Agreement, Ms. Griswold will receive severance payments of $20,000 per month for 9 months following the date of separation and will continue receive health insurance coverage for the same period.

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

Share Terry, Director

Effective June 1, 2016, the Board of Directors established compensation for Mr. Terry to be $25,000 annually with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.  Mr. Terry also received options to purchase 450,000 shares of stock which vest over 24 months.  The strike price of the options was $0.16 per share, the market value of the Company's common stock on the date the Mr. Terry was elected to the Board. On September 19, 2019, the Board of Directors accepted the resignation of Mr. Terry as a member of the Board.  Mr. Terry stated that pressure from other commitments no longer allowed him serve.

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2020:

						Market
	Number of shares		Number of shares			value of
	underlying		underlying	Option	Option	shares not
	exercisable		unexercisable	exercise	expiration	vested ($)
Name	options/warrants (2)		options/warrants	price ($)	date	(1)
Andrea Small-Howard	500,000		-	$ 0.17	3/27/2025	$ -
	1,200,000	(3)		0.30	6/1/2026	-
	500,000		-	0.24	11/26/2027	-
John Poss	600,000		-	0.30	8/10/2025	-
	1,400,000		-	0.30	6/1/2023	-
	1,500,000		-	0.24	11/26/2027	-
Ksenia Griswold	100,000		-	0.29	11/4/2025	-
	100,000		-	0.30	6/1/2023	-
	350,000		-	0.32	10/7/2026	-
	450,000		-	0.24	11/26/2027	-
Leslie Bocskor	450,000		-	0.16	6/1/2023	-
	450,000		-	0.24	11/26/2027	-
Shane Terry	450,000			0.16	6/1/2023	-
Zach Swarts	150,000		-	0.25	10/1/2027	-

(1) There were no unvested options outstanding on March 31, 2020.

(2) These options were vested at March 31, 2020.

(3) Represents a warrant to purchase 1,200,000 shares of common stock at an exercise price of $0.30 per share.

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. Directors are entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Outside directors are paid $2,000 monthly with an additional $1,000 for each meeting attended.  The compensation is payable in cash or stock at the election of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 29, 2020, relating to the beneficial ownership of common stock by:

●	each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;
●	each of named executive officers and directors; and
●	directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 280,532,686 shares of common stock outstanding as of the date of this report. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	No. of Shares		Percentage of Total Shares
Name of Beneficial Owner (1)	Owned		Owned
Officers and Directors
John Poss	3,725,000	(2)	1.29%
Dr. Andrea Small-Howard	2,316,000	(3)	*(9)
Zach Swarts	150,000	(4)	*(9)
Leslie Bocskor	900,000	(5)	*(9)
Ed DeFrank	-		*(9)
Directors and officers as a group (five) persons	7,091,000		2.42%
5% Holders:
Robert Moody, Jr.	20,005,000	(6)	6.82%
Dave Ruggieri	16,464,129	(7)	5.71%
Lawrence D. Ordower	16,011,418	(8)	5.49%

(1) Unless otherwise noted, the address of each person listed is GB Sciences, Inc. 3550 W. Teco Avenue, Las Vegas, NV 89118.

(2) Includes (a) 225,000 shares of common stock currently owned of record by Mr. Poss, (b) options to purchase 2,000,000 shares of common stock at $0.30 per share exercisable as of the Record Date or within 60 days thereafter, and (c) options to purchase 937,500 shares of common stock at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(3) Includes (a) 116,000 shares of common stock currently owned of record by Dr. Small-Howard, (b) options to purchase 481,250 shares of common stock at $0.17 per share exercisable as of the Record Date or within 60 days thereafter, and (c) 1,500,000 additional shares of common stock issuable upon exercise of stock warrant at an exercise price of $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(4) Includes options to purchase 150,000 shares of common stock at $0.25 per share exercisable as of the Record Date or within 60 days thereafter.

(5) Includes 450,000 options to purchase shares of common stock at $0.16 per share exercisable as of the Record Date or within 60 days thereafter and options to purchase 450,000 shares of common at $0.24 per share exercisable as of the Record Date or within 60 days thereafter.

(6) Address is Robert Moody Jr, 2302 Post Office Street, Suite 601, Galveston, TX  77550. The total consists of 7,762,500 common shares held by Mr. Moody, 8,002,500 shares that may be acquired upon the exercise of warrants, and 4,240,000 may be acquired upon the conversion of notes.

(7) Address is David Ruggieri 1107 West Marion Ave, Unit 116, Punta Gorda, FL  33950. The total consists of 8,957,296 common shares held by Mr. Ruggieri and 7,506,833 shares of common stock issuable upon exercise of warrants.

(8) Address is Lawrence B. Ordower, 25 East Washington Street, Suite 1400, Chicago, IL  60602. The total consists of 5,227,418 common shares held by Mr. Ordower and 10,784,000 shares of common stock issuable upon exercise of warrants.

(9) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2020, the Company had two independent directors serving on the Board of Directors. The definition the Company uses to determine whether a director is independent are the rules governing OTC market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2020	Fiscal 2019
Audit Fees(1)	$78,710	$70,617
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
Subtotal	78,710	70,617
All other Fees(4)	-	-
Total	$78,710	$70,617

(1) Audit Fees – Audit fees billed to the Company in FY 2020 and 2019 include fees billed by Assurance Dimensions, Inc. and by Soles, Heyn & Company, LLP for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees – There were no other fees billed by Assurance Dimensions, Inc. or by Soles, Heyn & Company, LLP for the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3) Tax Fees – No tax services were provided by the principal accountant during the past two fiscal years.

(4) All Other Fees – There were no other fees billed in the past two fiscal years for products and services provided.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	GB Sciences, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm – Assurance Dimensions, Inc.

Report of Independent Registered Public Accounting Firm – Soles, Heyn & Company

Financial Statements:

Consolidated Balances Sheets as of March 31, 2020 and 2019

Consolidated Statements of Operations – Years ended March 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended March 31, 2020 and 2019

Consolidated Statements of Cash Flows – Years ended March 31, 2020 and 2019

Notes to the Consolidated Financial Statements

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

3.3	Articles of Incorporation
3.4	Amendment to Articles of Incorporation
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002
4.6	Description of Registrant's Securities
10.1	2005 Restricted Stock Plan (Incorporated by reference to Annex A to Schedule 14A No. 333-82580 filed with the Commission on June 14, 2005)
10.2	2007 Restricted Stock Plan (Incorporated by reference to Exhibit 4.2 to Form S-8/POS No. 333-141467 filed with the Commission on February 8, 2008)
10.3

Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 19, 2014 (Incorporated by reference to Exhibit 10.5 to Form 10-K No. 333-82580 filed with the Commission on June 27, 2014)

10.4	Employment Agreement between Registrant and John Poss dated August 10, 2015 (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on November 18, 2015)
10.5	Operating Agreement of GB Sciences Nevada LLC (Incorporated by reference to Exhibit 10.4 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014)
10.6	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form S-1/A No. 333-198967 filed with the Commission on December 23, 2014)
10.7	Note Purchase Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.1 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.8	$1,750,000 6% senior secured convertible note issued to Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.2 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.9	Security Agreement between GB Sciences Nevada LLC and Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.3 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.10	Royalty Agreement between Growblox Sciences, Inc. and Pacific Leaf Ventures LP (Incorporated by reference to Exhibit 10.4 to Form 8-K No. 333-82580 filed with the Commission on June 15, 2015)
10.11

Pacific Leaf Ventures LP Amended and Restated 6% Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)

10.12	Pacific Leaf Ventures LP Amended and Restated Royalty Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)
10.13	Pacific Leaf Ventures LP Omnibus Amendment and Waiver (Incorporated by reference to Exhibit 10.3 to Form 8-K No. 000-55462 filed with the Commission on February 12, 2016)
10.14	Amended Employment Agreement between Registrant and John Poss dated June 1, 2016 (Incorporated by reference to Exhibit 10.23 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.15

Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 1, 2016 (Incorporated by reference to Exhibit 10.24 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)

10.16	Audit Committee Charter (Incorporated by reference to Exhibit 10.25 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.17	Compensation Committee Charter (Incorporated by reference to Exhibit 10.26 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.18	Pacific Leaf Ventures LP Second Omnibus Amendment and Waiver (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on August 15, 2016)
10.19

Amended Employment Agreement between Registrant and Ksenia Griswold dated October 7, 2016 (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on November 14, 2016)

10.20	Agreement between Registrant and Pacific Leaf Ventures, LP dated February 28, 2018 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)
10.21

Amendment and Termination Agreement between Registrant and Pacific Leaf Ventures, LP dated July 28, 2018 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.22

Note Purchase Agreement between Registrant and CSW Ventures, LP dated February 28, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.23

8% Convertible Promissory Note between Registrant and CSW Ventures, LP dated February 28, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.24	Security Agreement between Registrant and CSW Ventures, LP dated February 28, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)
10.25

Asset Purchase Agreement between Registrant and GBS Global Biopharma, Inc. dated March 15, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.26

Note Purchase Agreement between Registrant and Iliad Research and Trading, LP dated April 23, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.27

8% Convertible Promissory Note between Registrant and Iliad Research and Trading, LP dated April 23, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.28	Membership Interest Purchase Agreement between Registrant, Wellcana Plus, LLC, and GB Sciences Louisiana, LLC, dated November 15, 2019 (Incorporated by reference to Exhibit 10.1 to December 31, 2019 Form 10-Q filed with the Commission on February 18, 2020)

10.29	Membership Interest Purchase Agreement by and among Registrant, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and AJE Management, LLC dated March 25, 2020
10.30	Management Services Agreement by and among Registrant, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and AJE Management, LLC dated December 6, 2020
10.31	Amendment to Note Documents between Registrant and CSW Ventures, LP dated July 12, 2019
10.32	Amended and Restated 8% Senior Secured Convertible Promissory Note payable to CSW Ventures, LP dated July 12, 2019
10.33	Amendment to Promissory Note between Registrant and CSW Ventures, LP dated July 12, 2019
10.34	Second Amendment to Note Documents between Registrant and CSW Ventures, LP dated November 27, 2019
10.35	Second Amended and Restated 8% Senior Secured Convertible Promissory Note payable to CSW Ventures, LP dated November 27, 2019
10.36	Loan Agreement betrween Registrant and AJE Mangement, LLC dated December 3, 2020
10.37	8% Promissory Note payable to AJE Management, LLC
10.38	Promissory Note payable to John Davis dated November 15, 2019
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer
101	XBRL Instant Documents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on August 28, 2020.

GB Sciences, Inc.

By:	/s/ John Poss
Name: John Poss
Title: Chief Executive Officer

GB Sciences, Inc.

By:	/s/ Zach Swarts
Name: Zach Swarts
Title: Chief Financial Officer