Form 10-Q
period 2020-06-30
GB SCIENCES INC
filed 2020-09-02
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes     ☒  No

There were 280,532,686 shares of common stock, par value $0.0001 per share, outstanding as of September 1, 2020.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of March 31,
	2020	2020
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$101,230	$151,766
Accounts receivable, net of allowance for doubtful accounts of $126,650 and $130,378 at June 30, 2020 and March 31, 2020, respectively	192,509	117,967
Inventory, net	1,545,891	1,445,839
Prepaid expenses and other current assets	57,057	60,885
Note receivable	5,224,423	5,224,423
TOTAL CURRENT ASSETS	7,121,110	7,000,880
Property and equipment, net	5,360,299	5,533,833
Intangible assets, net of accumulated amortization of $15,344 and $12,287 at June 30, 2020 and March 31, 2020, respectively	1,776,045	1,699,966
Deposits and other noncurrent assets	91,504	91,504
Operating lease right-of-use assets, net	24,684	26,685
TOTAL ASSETS	$14,373,642	$14,352,868
CURRENT LIABILITIES:
Accounts payable	$2,712,122	$2,559,914
Accrued interest	654,760	397,652
Accrued liabilities	1,188,938	888,012
Notes and convertible notes payable and line of credit, net of unamortized discount of $247,695 and $608,580 at June 30, 2020 and March 31, 2020, respectively	6,327,113	5,534,728
Indebtedness to related parties	712,176	586,512
Note payable to related party	151,923	151,923
Income tax payable	601,822	592,982
Finance lease obligations, current	146,211	166,769
Operating lease obligations, current	7,579	7,265
TOTAL CURRENT LIABILITIES	12,502,644	10,885,757
Operating lease obligations, long term	20,499	22,515
Finance lease obligations, long term	3,499,612	3,533,090
TOTAL LIABILITIES	16,022,755	14,441,362
Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 280,532,686 and 275,541,602 outstanding at June 30, 2020 and March 31, 2020, respectively	28,054	27,554
Additional paid-in capital	97,574,001	97,271,157
Accumulated deficit	(99,251,168)	(97,387,205)
TOTAL EQUITY/(DEFICIT)	(1,649,113)	(88,494)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$14,373,642	$14,352,868

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,

	2020	2019

Sales revenue	$551,197	$910,676
Cost of goods sold	(491,795)	(624,369)
Gross profit	59,402	286,307
General and administrative expenses	804,708	2,065,549
LOSS FROM OPERATIONS	(745,306)	(1,779,242)
OTHER EXPENSE
Interest expense	(795,313)	(437,815)
Debt default penalty	(286,059)	-
Other expense	(11,182)	-
Total other expense	(1,092,554)	(437,815)
LOSS BEFORE INCOME TAXES	(1,837,860)	(2,217,057)
Income tax expense	(8,840)	(57,392)
LOSS FROM CONTINUING OPERATIONS	(1,846,700)	(2,274,449)
Loss from discontinued operations	-	(264,434)
NET LOSS	(1,846,700)	(2,538,883)
Net loss attributable to non-controlling interest	-	(132,216)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(1,846,700)	$(2,406,667)

Net loss attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$(1,846,700)	$(2,274,449)
Discontinued operations	-	(132,218)
Net loss	$(1,846,700)	$(2,406,667)

Net loss per common share – basic and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	-
Net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	277,968,516	244,036,524

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(1,846,700)	$(2,538,883)
Loss from discontinued operations	-	(264,434)
Net loss from continuing operations	(1,846,700)	(2,274,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,028	99,485
Stock-based compensation	-	176,402
Bad debt expense/(recovery)	(3,728)	51,344
Amortization of debt discount and beneficial conversion feature	510,885	200,382
Interest expense on conversion of notes payable	-	17,225
Default penalty on convertible note payable	286,059	-
Changes in operating assets and liabilities:
Accounts receivable	(70,814)	126,579
Prepaid expenses and other current assets	3,828	192,733
Decrease in deposits and other noncurrent assets	-	8,762
Inventory	64,602	(311,887)
Accounts payable	72,280	(222,008)
Accrued expenses	264,662	100,887
Accrued interest	247,549	86,719
Income tax payable	8,840	-
Indebtedness to related parties	125,664	-
Net cash used in operating activities of continuing operations	(323,845)	(1,747,826)
Net cash used in operating activities of discontinued operations	-	(883,295)
Net cash used in operating activities	(323,845)	(2,631,121)
INVESTING ACTIVITIES:
Purchase of property and equipment	-	(170,647)
Acquisition of intangible assets	-	(39,027)
Net cash used in investing activities of continuing operations	-	(209,674)
Net cash used in investing activities of discontinued operations	-	(48,000)
Net cash used in investing activities	-	(257,674)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	745,975
Proceeds from warrant exercises	151,202	-
Proceeds from convertible notes payable	150,000	2,500,000
Proceeds from line of credit	5,000	-
Fees for issuance of convertible note	-	(175,000)
Brokerage fees for issuance of common stock and warrants	(15,121)	(91,104)
Principal payments on debt and lease obligations	(17,772)	(62,641)
Net cash provided by financing activities of continuing operations	273,309	2,917,230
Net cash used in financing activities of discontinued operations	-	(114,881)
Net cash provided by financing activities	273,309	2,802,349
Net change in cash and cash equivalents	(50,536)	(86,446)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	151,766	227,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	101,230	141,312
Less: cash and cash equivalents classified as discontinued operations	-	(107,738)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$101,230	$33,574

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 For the Three Months Ended June 30, 2020 and 2019

(unaudited)

	Three Months Ended June 30,
	2020	2019
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash transactions:
Depreciation capitalized in inventory	$164,654	$148,353
Property capitalized under operating leases	$-	$213,218
Patent filing and drafting costs capitalized in intangible assets	$78,226	$-
Discount on convertible notes payable attributable to warrant modification	$150,000	$-
Stock issued upon conversion of long-term note payable	$-	$170,000
Induced dividend from warrant exercises	$17,263	$74,400
Cumulative effect of the new lease standard	$-	$7,551

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended June 30, 2020 and 2019

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

Issuance of stock for debt conversion	1,000,000	100	169,900	-	-	170,000
Exercise of warrants for stock	1,957,500	196	175,979	-	-	176,175
Share based compensation expense	-	-	176,402	-	-	176,402
Issuance of stock for cash, net of issuance costs	3,668,167	367	478,329	-	-	478,696
Exchanged shares issued to consultant for options	(400,000)	(40)	40	-	-	-
Inducement dividend from warrant exercises	-	-	74,400	(74,400)	-	-
Cumulative effect of the new lease standard	-	-	-	(7,551)	-	(7,551)
Net loss	-	-	-	(2,406,667)	-	(2,406,667)
Loss attributable to non-controlling interest	-	-	-	-	(132,216)	(132,216)
Balance at June 30, 2019	246,852,769	$24,686	$94,095,065	$(87,232,454)	$8,723,541	$15,610,838

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$-	$(88,494)

Exercise of warrants for stock, net of issuance costs	4,991,084	500	135,581	-	-	136,081
Discount on convertible notes payable attributable to warrant modification	-	-	150,000	-	-	150,000
Inducement dividend from warrant exercises	-	-	17,263	(17,263)	-	-
Net loss	-	-	-	(1,846,700)	-	(1,846,700)
Balance at June 30, 2020	280,532,686	$28,054	$97,574,001	$(99,251,168)	$-	$(1,649,113)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. (the “Company,” “We” or “Us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. The balance sheet at March 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to the current period presentation. Certain items on the unaudited statements of operations and cash flows have been reclassified to conform with current period presentation. The assets, liabilities, income, and cash flows of GB Sciences Louisiana, LLC have been separated from the comparative period amounts to confirm to the current period presentation as discontinued operations as the result of the sale of the Company’s interest in GB Sciences Louisiana, LLC (Note 10). The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes.

There were no assets or liabilities of discontinued operations included in the Company's condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020.

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,
	2020			2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$551,197	$-	$551,197	$910,676	$-	$910,676
Cost of goods sold	(491,795)	-	(491,795)	(624,369)	-	(624,369)
Gross profit	59,402	-	59,402	286,307	-	286,307
General and administrative expenses	804,708	-	804,708	2,065,549	201,840	2,267,389
LOSS FROM OPERATIONS	(745,306)	-	(745,306)	(1,779,242)	(201,840)	(1,981,082)
OTHER EXPENSE
Interest expense	(795,313)	-	(795,313)	(437,815)	(62,594)	(500,409)
Debt default penalty	(286,059)	-	(286,059)	-	-	-
Other expense	(11,182)	-	(11,182)	-	-	-
Total other expense	(1,092,554)	-	(1,092,554)	(437,815)	(62,594)	(500,409)
LOSS BEFORE INCOME TAXES	(1,837,860)	-	(1,837,860)	(2,217,057)	(264,434)	(2,481,491)
Income tax expense	(8,840)	-	(8,840)	(57,392)	-	(57,392)
NET LOSS	$(1,846,700)	$-	$(1,846,700)	$(2,274,449)	$(264,434)	$(2,538,883)

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of June 30, 2020.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Earnings/(loss) per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 153,412,936 and 158,404,020 potentially dilutive common shares at June 30, 2020 and March 31, 2020, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").  Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities.  For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its financial statements.

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the standard on April 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(99,251,168) at June 30, 2020. The Company had a working capital deficit of $(5,381,534) at June 30, 2020, compared to $(3,884,877) at March 31, 2020. In addition, the Company has consumed cash in its operating activities of $(323,845) for the three months ended June 30, 2020, compared to $(2,631,121) including $(883,295) from discontinued operations for the three months ended June 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms.

	June 30, 2020	March 31, 2020

Raw materials	$129,133	$91,465
Work in progress	923,737	$1,166,511
Finished goods	619,491	$466,319
Subtotal	1,672,361	1,724,295
Allowance to reduce inventory to net realizable value	(126,470)	(278,456)
Total inventory, net	$1,545,891	$1,445,839

Note 4 – Leases

The Company determines if an arrangement is a lease at inception and has lease agreements for warehouses, office facilities, and equipment. These commitments have remaining non-cancelable lease terms, with lease expirations which range from 2024 to 2025.

As a result of the adoption of ASC 842, certain real estate and equipment operating leases have been recorded on the balance sheet with a lease liability and right-of-use asset ("ROU"). Application of this standard resulted in the recognition of ROU assets of $182,624, net of accumulated amortization, and a corresponding lease liability of $190,173 at the April 1, 2019, the date of adoption. Accounting for finance leases is substantially unchanged.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

During the three months ended June 30, 2020, finance lease costs recorded in the consolidated financial statements were $143,599, of which $104,924 represents interest expense and $38,675 represents amortization of the right-of-use assets. Operating lease costs were $3,243, of which $1,242 represents interest expense and $2,001 represents amortization of the right-of-use assets.

Amortization of lease assets is included in general and administrative expenses. The future minimum lease payments of lease liabilities as of June 30, 2020, from continuing operations are as follows:

Year Ending		Operating
March 31,	Finance Leases	Leases

2021 (9 months)	$422,801	$8,836
2022	544,296	11,779
2023	560,625	11,779
2024	577,444	3,926
2025	594,767	-
Thereafter	3,781,101	-
Total minimum lease payments	6,481,034	36,320
Less: Amount representing interest	(2,835,211)	(8,242)
Present value of minimum lease payments	3,645,823	28,078
Less: Current maturities of capital lease obligations	(146,211)	(7,579)
Long-term capital lease obligations	$3,499,612	$20,499

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Note 5 – Notes Payable and Line of Credit

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

The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933. During the three months ended June 30, 2020, the Company recorded interest expense of $7,321 related to amortization of the note discount. The remaining unamortized discount as of June 30, 2020 was $(6,607).

The Company has been in default on this note since June of 2019, and as of the date of this report, fifteen monthly payments on the note totaling $291,660 are unpaid. As the result of the default, the Company has accrued penalty interest at the rate of 10% according to the terms of the Promissory Note. Total penalty interest accrued was $9,236 for the three months ended June 30, 2020. If the Company is unable to cure the default within ten days of receiving a written notice, the lender will have the option to accelerate the remaining balance owed of $369,445, but must notify the Company in writing should it choose to do so. The Company is currently in the process of negotiating a settlement and/or forbearance agreement with the lender and anticipates repayment of the note upon receiving proceeds from the sales of the Company's Teco and Nopah facilities (Note 11).

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 11), the Company entered into a promissory note and received a line of credit for up to $470,000 from the purchaser of the Company's membership interest in its Nevada facilities. The purpose of the line of credit is to supply working capital for the Nevada operations. The note matures upon the close of the sale of membership interests. As of June 30, 2020, the Company has received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the Line of Credit limit by $15,000. The Company accrued interest of $9,641 on the line of credit for the three months ended June 30, 2020, and the balance of the line of credit was $485,000 at June 30, 2020. Upon the close of the sale of the Teco Facility all principal and interest due under the line of credit will be considered satisfied in full.

8% Note Payable dated May 7, 2020

On May 7, 2020, the Company received $135,000 cash from an investor, net of $(15,000) in brokerage fees, and issued a $150,000 promissory note. The note bears interest at a rate of 8.0% per annum. The note is to be repaid upon the first proceeds received from the $8,000,000 promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC (Note 10), or from the proceeds of the sale of the Teco Facility (Note 11). As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $(150,000). During the three months ended June 30, 2020, the Company recorded interest expense of $151,742 related to the note consisting of accrued interest of $1,742 and $150,000 related to amortization of the note discount. Unamortized discount remaining at June 30, 2020 was $0.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Summary of Notes Payable

As of June 30, 2020, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of June 30, 2020
Short-Term Notes Payable	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable (Note 6)	$1,257,000	$(58,812)	$1,198,188
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,271,863	(182,276)	1,089,587
8% Convertible Promissory Note dated April 23, 2019 (Note 6)	3,041,500	-	3,041,500
0% Note Payable dated October 23, 2017 (Note 5)	369,445	(6,607)	362,838
8% Line of Credit dated November 27, 2019 (Note 5)	485,000	-	485,000
8% Note Payable dated May 7, 2020 (Note 5)	150,000	-	150,000
Total Short-Term Notes Payable	$6,574,808	$(247,695)	$6,327,113

Note 6 – Convertible Notes

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

As of June 30, 2020, convertible notes having a carrying value of $ 1,198,188, net of unamortized discount of $ (58,812) remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes is $228,052. Discount amortization was $96,527 for the three months ended June 30, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

8% Senior Secured Convertible Promissory Note dated February 28, 2019

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, L.P. (together, “CSW Note”). The note matures on August 28, 2020 and is convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at the Teco facility in Las Vegas, Nevada. The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

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

On December 16, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $120,000 of the principal balance of the Amended CSW Note at $0.04 per share and we issued 3,000,000 shares of common stock. In connection with the conversions, $57,551 in unamortized discount was recorded as interest expense, and the Company has reduced the carrying amount of convertible notes payable by $62,449. After conversion, the remaining balance outstanding was $1,271,863 and the carrying amount of the note was $687,021, net of $584,842 in unamortized discount from the beneficial conversion feature.

During the three months ended June 30, 2020, we recorded interest expense of $252,573 related to the CSW Note and its amendments consisting of $25,367 in accrued interest and $227,206 related to amortization of the note discount. As of June 30, 2020, the carrying amount of the CSW Note was $1,089,587, net of unamortized discount of $(182,276).

The Company is in default on the amended CSW Note due to non-payment of the quarterly interest payments due on October 1, 2019, January 1, 2020,  March 1, 2020, and June 1, 2020, and for nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. The lender has agreed to provide forbearance of the defaults in connection with the sale of the Teco facilities, and the Company anticipates that the CSW Note will be settled in full upon close of the sale of the Company's interests in its Nevada operations to an entity affiliated with CSW Ventures, L.P. (Note 11).

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10%. As the result of the default, Company recorded an expense of $9,559 related to a 10% increase in the accrued interest balance, which is recorded in interest expense, and $276,500 related to the 10% increase in the principal balance, which is recorded in debt default penalty and other expense. As of June 30, 2020, the principal balance due under the note was $3,041,500, including the 10% penalty increase to the principal balance, and accrued interest was $192,649, including an increase of $9,559 attributable to the 10% default penalty.

During the three months ended June 30, 2020, interest expense related to the note was $130,659, of which $29,831 was amortization of the note discount and $100,828 was interest accrued at the pre-default rate of 8.0% through April 22, 2020, and at the default rate of 15.0% for the period from April 23, 2020 through June 30, 2020.

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

Note 7 – Capital Transactions

Sale of Common Stock and Exercise of Warrants

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 4,991,084 warrants during the three months ended June 30, 2020 and received proceeds of $136,081, net of brokerage fees of $(15,121).

At June 30, 2020, 79,547,077 warrants at exercise prices ranging from $0.25 to $1.00 per share and 13,366,334 options with a weighted average exercise price of $0.28 were outstanding.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Note 8 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of the LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences.

The contract includes the Company’s commitment to make an annual research investments of $500,000 to the LSU AgCenter. The Company retained its 50% interest in the research relationship with LSU after the sale of its membership interest in GB Sciences Louisiana, LLC (Note 10), and accordingly remains obligated for $250,000 of the $500,000 annual research investment for three years, or a total commitment of $750,000. The research investment is paid annually in September and amortized over a one-year period. On August 4, 2020, the Company received its first payment under the Wellcana Note Receivable, net of the $250,000 research contribution due for the twelve month period ended September 30, 2020, and our commitment for that twelve month period was paid by the purchaser with the funds withheld from the note payment. The monetary contributions will be used to conduct research on plant varieties, compounds, extraction techniques and delivery methods that could generate additional revenue through discoveries that are subject to intellectual property rights, of which AgCenter would retain 50% of those rights with the other 50% retained 25% each by the Company and by GB Sciences Louisiana, LLC.

On August 24, 2020, the Company entered into a letter of intent with the purchaser to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the purchaser will assume the annual $250,000 research contribution commitment to LSU and the Company will retain no rights in the intellectual property developed under the research relationship (Note 10).

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

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P. (Note 6), resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149 including accrued interest of $192,649.

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

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demands payment of $73,050 for the services provided. The Company intends to negotiate a settlement and the full amount demanded in the lawsuit of $73,050 is accrued in accounts payable as of June 30, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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

Note 9 – Related Party Transactions

As of June 30, 2020 the Company is indebted to its officers and directors for a total of $712,176, consisting of $447,633 in unpaid wages, $109,087 in directors’ compensation, $84,497 in unpaid bonuses, and $70,959 in reimbursements for business expenses.

In connection with the sale of membership interest in GB Sciences Louisiana, LLC, the Company issued a note payable in the amount of $151,923 to John Davis, the Company's former General Counsel and President of GB Sciences Louisiana, LLC, for unpaid fees and bonuses. The note matures upon receipt of the first payment from the Wellcana Note Receivable (Note 10). The note and interest accrued was repaid on August 4, 2020, when the related funds were withheld from the first payment to the Company under the Wellcana Note Receivable (Note 12).

Note 10 – Sale of Membership Interests in GB Sciences Louisiana, LLC

On February 12, 2018, the Company’s wholly-owned subsidiary, GB Sciences Louisiana, LLC (“GBSLA"), issued members’ equity interests equal to 15% in GBSLA to Wellcana Group, LLC (“Wellcana”) for $3 million. Under the GBSLA operating agreement, Wellcana had an option to make additional capital contributions for the purchase of up to an additional 35% membership interest in GBSLA, at the rate of 5% membership interest per $1 million contributed. To date, Wellcana has made additional cash contributions of $7.0 million and its non-controlling interest in GBSLA increased to 49.99%. The capital contributions were used to fund the buildout of the Petroleum Drive facility and to pay for the operating costs of GBSLA.

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with Wellcana Plus, LLC ("Purchaser"), an affiliate of Wellcana Group, LLC. In consideration for the sale of its remaining 50.01% membership interest in GBSLA, the Company received the $8,000,000 Promissory Note  ("Wellcana Note") and may receive up to an additional $8,000,000 in earn-out payments.

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by Wellcana of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 8) and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. Should Wellcana fail to make the $4,900,000 payment, less any offsets from payments made to date on the note receivable, the term sheet will be void and the original terms of the Membership Interest Purchase Agreement and $8,000,000 note receivable will prevail.

As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable of $1,895,434 for the year ended March 31, 2020. As of June 30, 2020, the balance of the note receivable was $5,224,423.

The Company granted forbearance of the June 1, 2020 payment from Wellcana in light of the circumstances created by the COVID-19 epidemic. The payment was received by the Company on August 4, 2020, net of the Company's $250,000 research contribution commitment to LSU for the twelve months ended September 2020 (Note 8) and the principal and accrued interest payable to John Davis (Note 5) totaling $189,423 as of the date of payment.

For all periods presented in the unaudited financial statements, the assets, liabilities, income, and cash flows of GBSLA have been reclassified to discontinued operations.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

Note 11 – Sale of Membership Interests in Nevada Subsidiaries

On November 15, 2019, we entered into a Binding Letter of Intent ("Teco LOI") to sell 75% of the Company's membership interest interests in GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC, for $3.0 million cash upon close and up to an additional $3.0 million in earn-out payments after close. In connection with the Teco LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. As part of the transaction, the Company also entered into a Line of Credit of up to $470,000 with the purchaser (Note 5) to fund the operations of Teco. The line of credit accrues interest at a rate of 8% and the Company pledged its interest in the Teco facilities as collateral for the note, subject to the preexisting lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). The Line of Credit will be considered satisfied in full upon close of the sale of the Teco Facility.

On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4,000,000 cash upon close and will receive a $4,000,000 8% promissory note to be paid in monthly installments over 36 months.

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the preexisting lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. As of the date of this report, the Company has not received any advances under the July 24 Note.

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

Note 12 – Subsequent Events

Capital Transactions

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility (Note 11). The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. As of the date of this report, the Company has not received any advances under the July 24 Note.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
(unaudited)

 Note Receivable

The Company granted forbearance of the June 1, 2020 payment to Wellcana in light of the circumstances created by the COVID-19 epidemic. The payment was received by the Company on August 4, 2020, net of the Company's annual $250,000 research contribution commitment to LSU (Note 10) and the principal and accrued interest payable to John Davis (Note 5) totaling $189,423 as of the date of payment.

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company will receive payments totaling $5,224,423, including the forgiveness by Wellcana of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 10) and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. Should Wellcana fail to make the $4,900,000 payment, less any offsets from payments made to date on the note receivable, the term sheet will be void and the original terms of the Membership Interest Purchase Agreement and $8,000,000 note receivable will prevail.

On August 31, 2020, the Company granted a 30-day forbearance of the $500,000 payment due on September 1, 2020. Any payments received prior to October 15, 2020 will be applied to the $4,900,000 balance due under the August 24, 2020 letter of intent.

Litigation

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P. (Note 6), resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,234,149 including accrued interest of $192,649.

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

Plan of Operation

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

Title:       CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Application No. 15/729,565;                       WIPO Application number: PCT/US2017/055989

Filed:                     October 10, 2017;                                Inventors:              Andrea Small-Howard et al.

National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on October 10, 2017.

On April 3, 2020, GBSGB Received a Notice of Allowance on our Cannabinoid-Containing Complex Mixtures for Neurodegenerative Disease. On the same day as we paid the fee for the allowed patent claims, we filed a Continuation for Review of the non-Parkinson’s formulas within this application, which includes Alzheimer’s disease, Huntington’s disease, Lewy body dementia, and dementia. U.S. Continuation Application No. 16/844,713, filed on Apr 9, 2020, is pending. This application claims benefit of U.S. Patent Application No. 62/406,764 filed October 11, 2016.

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

Filed: September 6, 2019

Two Additional Provisional Patent Applications Filed on August 18, 2020

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS

Filing Date:          August 18, 2020;                 Inventor:               Andrea Small-Howard

Title:      CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS

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

Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). Although combination antiretroviral therapy keeps symptoms for most HIV-patients well controlled, between 40% and 70% of these well-controlled HIV patients end up with HAND symptoms that range from movement disorders to dementia-like symptoms. The results from this work were included in a new patent application that will be filed in Q3 of 2020. In addition, MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of COVID-19 deaths. The new patent application for our novel, cannabinoid-containing complex mixtures (CCCM™) for the treatment of hyperinflammation and cytokine storm syndrome in COVID-19 patients will also be filed in Q3 of 2020.

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

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with the noncontrolling interest in GB Sciences Louisiana, LLC. In consideration for the sale of its 50.01% membership interest in GBSLA, the Company received the $8,000,000 Promissory Note  ("Wellcana Note") and may receive up to an additional $8,000,000 in earn-out payments.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended
	June 30,
	2020	2019

SALES REVENUE	$551,197	$910,676
COST OF GOODS SOLD	(491,795)	(624,369)
GROSS PROFIT	59,402	286,307
GENERAL AND ADMINISTRATIVE EXPENSES	804,708	2,065,549
LOSS FROM OPERATIONS	(745,306)	(1,779,242)
OTHER INCOME/(EXPENSE)	(1,092,554)	(437,815)
NET LOSS BEFORE INCOME TAX EXPENSE	(1,837,860)	(2,217,057)
INCOME TAX EXPENSE	(8,840)	(57,392)
LOSS FROM CONTINUING OPERATIONS	(1,846,700)	(2,274,449)
LOSS FROM DISCONTINUED OPERATIONS	-	(264,434)
NET LOSS	(1,846,700)	(2,538,883)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(132,216)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(1,846,700)	$(2,406,667)

Comparison of the Three Months Ended June 30, 2020 and 2019

Sales revenue

The Company recorded sales revenue of $551,197 for the three months ended June 30, 2020, as compared to $910,676 for the same period in the prior year. The decrease in sales is largely attributable to the COVID-19 pandemic and the temporary closing of retail cannabis stores in the State of Nevada.

Cost of goods sold

Cost of goods sold decreased to $491,795 for the three months ended June 30, 2020, compared to $624,369 for the three months ended June 30, 2019. The decrease is largely attributable to the decrease in sales volume as the result of the COVID-19 pandemic.

General and Administrative Expenses

General and Administrative Expenses decreased by $(1,260,841) to $804,708 for the three months ended June 30, 2020, compared to $2,065,549 for the three months ended June 30, 2019. The decrease is attributable to a company-wide initiative to reduce general and administrative costs, including a substantial reduction in the number of employees involved in administrative functions.

Other expense

Other expenses increased $654,739 to $1,092,554 for the three months ended June 30, 2020, compared to $437,815 for the three months ended June 30, 2019. The increase in other expense is primarily the result of the $286,059 default penalty related to the note payable to Iliad Research and Trading, LP, which is recorded in other expense, and an increase of $357,498 in interest expense due to larger debt balances outstanding at higher effective interest rates.

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

At June 30, 2020, cash was $101,230, other current assets excluding cash were $7,019,880, and our working capital deficit was $(5,381,534). At the same time, current liabilities were $12,502,644 and consisted principally of $2,712,122 in accounts payable, $1,843,698 in accrued liabilities, $6,327,113 in notes and convertible notes payable, net of $(247,695) in discounts, $712,176 in indebtedness to related parties, a note payable to related party of $151,923, $601,822 in income tax payable, and $146,211 in current finance lease obligations. At March 31, 2020, the Company had a cash balance of $151,766, other current assets excluding cash were $6,849,114, and our working capital deficit was $(3,884,877). Current liabilities were $10,885,757, which consisted principally of $2,559,914 in accounts payable, $1,285,664 in accrued liabilities, $5,534,728 in notes and convertible notes payable, $586,512 of indebtedness to related parties, a note payable to related party of $151,923, $592,982 in income taxes payable, and $166,769 in current finance lease obligations.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $(323,845) for the three months ended June 30, 2020, compared to $(2,631,121) for the three months ended June 30, 2019, including $(883,295) used in discontinued operations. We anticipate that cash flows from operations may be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2020, the Company used no cash in investing activities, compared to $(257,674) during the three months ended June 30, 2019, including $(48,000) used in discontinued operations. The cash used in investing activities during the three months ended June 30, 2019 was primarily for the purchase of property and equipment and the acquisition of intangible assets.

Financing Activities

During the three months ended June 30, 2020 and 2019, cash flows provided by financing activities totaled $273,309 and $2,802,349, respectively. Cash flows from financing activities for the three months ended June 30, 2020 related primarily to $151,202 in proceeds from warrant exercises and $150,000 in proceeds from the issuance of a note payable, offset by $(17,772) of principal payments on debt and finance lease obligations and $(15,121) in brokerage fees. Cash flows from financing activities for the three months ended June 30, 2019 related primarily to $745,975 in proceeds from the sale of common stock and $2,500,000 in proceeds from issuing convertible notes, offset by $(175,000) in fees for the issuance of a convertible note, $(91,104) of brokerage fees, and $(62,641) of principal payments on debt and finance lease obligations.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(99,251,168) at June 30, 2020. The Company had a working capital deficit of $(5,381,534) at June 30, 2020, compared to $(3,884,877) at March 31, 2020. In addition, the Company has consumed cash in its operating activities of $(323,845) for the three months ended June 30, 2020, compared to $(2,631,121) including $(883,295) from discontinued operations for the three months ended June 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2020.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2020, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2020, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default. As of June 30, 2020, the total balance due under the note was $3,146,453.

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

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 4,991,084 warrants during the June 30, 2020 and received proceeds of $136,081, net of brokerage fees of $(15,121).

On May 7, 2020, the Company received $135,000 cash from an investor, net of $(15,000) in brokerage fees, and issued a $150,000 convertible promissory note. The note bears interest at a rate of 8.0% per annum. The note is to be repaid upon the first proceeds received from the $8 million promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC, or from the proceeds of the sale of the Teco Facility. As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $(150,000).

ITEM 3. Defaults Upon Senior Securities

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
3.2

Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014 and Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on June 27, 2014)

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GB SCIENCES, INC.

September 2, 2020	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

September 2, 2020	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)