Form 10-Q
period 2020-09-30
GB SCIENCES INC
filed 2020-11-13
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

3550 W. Teco Avenue

Las Vegas, Nevada 89118

Phone: (866) 721-0297

(Address and telephone number of

principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

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

There were 281,779,436 shares of common stock, par value $0.0001 per share, outstanding as of November 13, 2020.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of March 31,
	2020	2020
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$545,020	$2,406
Prepaid expenses and other current assets	18,776	18,776
Note receivable	4,350,000	5,224,423
Current assets from discontinued operations	1,997,037	1,755,275
TOTAL CURRENT ASSETS	6,910,833	7,000,880
Property and equipment, net	31,278	37,821
Intangible assets, net of accumulated amortization of $17,611 and $12,287 at September 30, 2020 and March 31, 2020, respectively	1,545,355	1,128,702
Long term assets from discontinued operations	5,766,598	6,185,465
TOTAL ASSETS	$14,254,064	$14,352,868
CURRENT LIABILITIES:
Accounts payable	$2,346,652	$1,913,049
Accrued interest	479,255	366,865
Accrued liabilities	1,205,248	813,618
Notes and convertible notes payable and line of credit, net of unamortized discount of $9,624 and $608,580 at September 30, 2020 and March 31, 2020, respectively	6,428,278	5,054,728
Indebtedness to related parties	710,075	586,512
Note payable to related party	-	151,923
Income tax payable	620,856	592,982
Current liabilities from discontinued operations	1,348,111	1,406,080
TOTAL CURRENT LIABILITIES	13,138,475	10,885,757
Long term liabilities from discontinued operations	3,465,160	3,555,605
TOTAL LIABILITIES	16,603,635	14,441,362
Commitments and contingencies (Note 8)
STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 280,532,686 and 275,541,602 outstanding at September 30, 2020 and March 31, 2020, respectively	28,054	27,554
Additional paid-in capital	97,679,001	97,271,157
Accumulated deficit	(100,056,626)	(97,387,205)
TOTAL STOCKHOLDERS' DEFICIT	(2,349,571)	(88,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,254,064	$14,352,868

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2020	2019	2020	2019

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	491,818	1,291,232	1,007,071	3,082,697
LOSS FROM OPERATIONS	(491,818)	(1,291,232)	(1,007,071)	(3,082,697)
OTHER INCOME/(EXPENSE)
Interest expense	(410,946)	(352,736)	(1,082,874)	(664,937)
Debt default penalty	-	-	(286,059)	-
Other income/(expense)	(1,750)	92,707	(3,374)	92,707
Total other expense	(412,696)	(260,029)	(1,372,307)	(572,230)
LOSS BEFORE INCOME TAXES	(904,514)	(1,551,261)	(2,379,378)	(3,654,927)
Income tax benefit/(expense)	(19,034)	57,392	(27,874)	-
LOSS FROM CONTINUING OPERATIONS	(923,548)	(1,493,869)	(2,407,252)	(3,654,927)
Gain/(loss) from discontinued operations	118,090	(1,434,737)	(244,906)	(1,812,563)
NET LOSS	(805,458)	(2,928,606)	(2,652,158)	(5,467,490)
Net loss attributable to non-controlling interest	-	(245,565)	-	(377,781)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(805,458)	$(2,683,041)	$(2,652,158)	$(5,089,709)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$(923,548)	$(1,493,869)	$(2,407,252)	$(3,654,927)
Discontinued operations	118,090	(1,189,172)	(244,906)	(1,434,782)
Net loss	$(805,458)	$(2,683,041)	$(2,652,158)	$(5,089,709)

Net income/(loss) per common share – basic and diluted
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	0.00	(0.00)	(0.00)	(0.01)
Net loss	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	280,532,686	252,700,538	279,257,607	248,392,203

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(2,652,158)	$(5,467,490)
Loss from discontinued operations	(244,906)	(1,812,563)
Net loss from continuing operations	(2,407,252)	(3,654,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,612	76,716
Stock-based compensation	-	341,724
Amortization of debt discount and beneficial conversion feature	748,956	434,750
Interest expense on conversion of notes payable	-	26,804
Loss on extinguishment	-	124,158
Default penalty on convertible note payable	286,059	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	180,060
Accounts payable	262,881	304,550
Accrued expenses	414,130	187,133
Accrued interest	325,925	190,695
Income tax payable	27,874	-
Indebtedness to related parties	123,563	-
Net cash used in operating activities of continuing operations	(202,252)	(1,788,337)
Net cash used in operating activities of discontinued operations	(10,602)	(1,758,120)
Net cash used in operating activities	(212,854)	(3,546,457)
INVESTING ACTIVITIES:
Proceeds from note receivable	701,923	-
Acquisition of intangible assets	-	(91,862)
Net cash provided/(used) in investing activities of continuing operations	701,923	(91,862)
Net cash used in investing activities of discontinued operations	(104,265)	(462,920)
Net cash provided/(used) in investing activities	597,658	(554,782)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	550,225
Gross proceeds from warrant exercises	151,202	944,975
Gross proceeds from convertible notes payable	150,000	2,600,000
Proceeds from Line of Credit	125,000	-
Principal payment on note payable to related party	(151,923)	-
Fees for issuance of convertible note	-	(175,000)
Brokerage fees for issuance of common stock and warrants	(15,121)	(166,027)
Net cash provided by financing activities of continuing operations	259,158	3,754,173
Net cash provided/(used) in financing activities of discontinued operations	(101,487)	213,625
Net cash provided by financing activities	157,671	3,967,798
Net change in cash and cash equivalents	542,475	(133,441)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	151,766	227,758
CASH AND CASH EQUIVALENTS AT END OF PERIOD	694,241	94,317
Less: cash and cash equivalents classified as discontinued operations	(149,221)	(23,639)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$545,020	$70,678

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Six Months Ended September 30, 2020 and 2019

(unaudited)

	Six Months Ended September 30,
	2020	2019
Cash paid for interest	$-	$332,167
Cash paid for income tax	$-	$-

Non-cash transactions:
Accrued liabilities forgiven in connection with Wellcana Note letter agreement	$172,500	$-
Depreciation capitalized in inventory	$272,267	$273,090
Accrued interest capitalized in convertible note principal	$223,094	$-
Property capitalized under operating leases	$-	$182,624
Patent acquisition costs capitalized in intangible assets	$320,722	$67,008
Stock options issued to acquire intangible assets	$105,000	$-
Stock issued upon conversion of notes payable	$-	$280,000
Induced dividend from warrant exercises	$17,263	$230,025
Beneficial conversion feature on notes payable	$150,000	$133,806
Cumulative effect of the new lease standard	$-	$7,550

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended September 30, 2020 and 2019

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at June 30, 2020	280,532,686	$28,054	$97,574,001	$(99,251,168)	$-	$(1,649,113)

Stock options issued to acquire intangible assets	-	-	105,000	-	-	105,000
Net loss	-	-	-	(805,458)	-	(805,458)
Balance at September 30, 2020	280,532,686	$28,054	$97,679,001	$(100,056,626)	$-	$(2,349,571)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at June 30, 2019	246,852,769	$24,686	$94,095,065	$(87,232,454)	$8,723,541	$15,610,838

Issuance of stock for debt conversion	1,000,000	100	109,900	-	-	110,000
Exercise of warrants for stock	7,492,250	749	673,553	-	-	674,302
Share based compensation expense	-	-	32,408	-	-	32,408
Beneficial conversion feature on notes payable	-	-	133,806	-	-	133,806
Contributions from non-controlling interest	-	-	-	-	550,001	550,001
Compensation warrants	-	-	132,914	-	-	132,914
Inducement dividend from warrant exercises	-	-	155,625	(155,625)	-	-
Net loss	-	-	-	(2,683,041)	(245,565)	(2,928,606)
Balance at September 30, 2019	255,345,019	$25,535	$95,333,271	$(90,071,120)	$9,027,977	$14,315,663

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

For the Six Months Ended September 30, 2020 and 2019

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$-	$(88,494)

Exercise of warrants for stock, net of issuance costs	4,991,084	500	135,581	-	-	136,081
Beneficial conversion feature on notes payable	-	-	150,000	-	-	150,000
Stock options issued to acquire intangible assets	-	-	105,000	-	-	105,000
Inducement dividend from warrant exercises	-	-	17,263	(17,263)	-	-
Net loss	-	-	-	(2,652,158)	-	(2,652,158)
Balance at September 30, 2020	280,532,686	$28,054	$97,679,001	$(100,056,626)	$-	$(2,349,571)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

Issuance of stock for debt conversion	2,000,000	200	279,800	-	-	280,000
Exercise of warrants for stock	9,449,750	945	849,533	-	-	850,478
Share based compensation expense	-	-	208,809	-	-	208,809
Issuance of stock for cash, net of issuance costs	3,668,167	367	478,329	-	-	478,696
Beneficial conversion feature on notes payable	-	-	133,806	-	-	133,806
Contributions from non-controlling interest	-	-	-	-	550,001	550,001
Compensation warrants	-	-	132,914	-	-	132,914
Cancelled shares issued to consultant	(400,000)	(40)	40			-
Inducement dividend from warrant exercises	-	-	230,025	(230,025)	-	-
Cumulative effect of the new lease standard	-	-	-	(7,550)	-	(7,550)
Net loss	-	-	-	(5,089,709)	(377,781)	(5,467,490)
Balance at September 30, 2019	255,345,019	$25,535	$95,333,271	$(90,071,120)	$9,027,977	$14,315,663

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
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

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to the current period presentation. Certain items on the unaudited balance sheets and statements of operations and cash flows have been reclassified to conform with current period presentation. The assets, liabilities, income, and cash flows of GB Sciences Louisiana, LLC, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC have been reclassified to discontinued operations due to the sale of the Company's Louisiana cultivation and extraction facility (Note 10) and the pending sale of the Company's Nevada cultivation and extraction facilities (Note 11).

Discontinued Operations

Refer to Note 3.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of September 30, 2020.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Earnings/(loss) per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 153,637,853 and 158,404,020 potentially dilutive common shares at September 30, 2020 and March 31, 2020, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

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

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(100,056,626) at September 30, 2020. The Company had a working capital deficit of $(6,227,642) at September 30, 2020, net of working capital of $648,926 classified as discontinued operations, compared to $(3,884,877) at March 31, 2020, net of working capital of $349,195 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $(212,854) for the six months ended September 30, 2020, including $(10,602) used in discontinued operations, compared to $(3,546,457) including $(1,758,120) used in discontinued operations for the six months ended September 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Note 3 – Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Louisiana, LLC, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC in discontinued operations due to the sale of the Company's Louisiana cultivation and extraction facility (Note 10) and the pending sale of the Company's Nevada cultivation and extraction facilities (Note 11).

There were no assets and liabilities from discontinued operations attributable to GB Sciences Louisiana, LLC at September 30, 2020 and March 31, 2020 due to the entity having been deconsolidated at the November 15, 2019 date of close. The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020 were as follows:

	September 30, 2020			March 31, 2020
	Continuing	Nevada Subsidiaries	Total	Continuing	Nevada Subsidiaries	Total
ASSETS
CURRENT ASSETS
Cash	$545,020	$149,221	$694,241	$2,406	$149,360	$151,766
Accounts receivable, net	-	346,058	346,058	-	117,967	117,967
Inventory, net	-	1,439,320	1,439,320	-	1,445,839	1,445,839
Prepaid and other current assets	18,776	62,438	81,214	18,776	42,109	60,885
Note receivable	4,350,000	-	4,350,000	5,224,423	-	5,224,423
TOTAL CURRENT ASSETS	4,913,796	1,997,037	6,910,833	5,245,605	1,755,275	7,000,880

Property and equipment, net	31,278	5,113,829	5,145,107	37,821	5,496,012	5,533,833
Intangible assets, net	1,545,355	571,265	2,116,620	1,128,702	571,264	1,699,966
Deposits and other noncurrent assets	-	81,504	81,504	-	91,504	91,504
Operating lease right-of-use assets, net	-	-	-	-	26,685	26,685

TOTAL ASSETS	$6,490,429	$7,763,635	$14,254,064	$6,412,128	$7,940,740	$14,352,868

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,346,652	$607,766	$2,954,418	$1,913,049	$646,865	$2,559,914
Accrued interest	479,255	79,123	558,378	366,865	30,787	397,652
Accrued expenses	1,205,248	48,010	1,253,258	813,618	74,394	888,012
Notes payable, net	6,428,278	485,000	6,913,278	5,054,728	480,000	5,534,728
Indebtedness to related parties	710,075	-	710,075	586,512	-	586,512
Note payable to related party	-	-	-	151,923	-	151,923
Income tax payable	620,856	-	620,856	592,982	-	592,982
Finance lease obligations, current	-	128,212	128,212	-	166,769	166,769
Operating lease obligations, current	-	-	-	-	7,265	7,265
TOTAL CURRENT LIABILITIES	11,790,364	1,348,111	13,138,475	9,479,677	1,406,080	10,885,757

Operating lease obligations, long term	-	-	-	-	22,515	22,515
Finance lease obligations, long term	-	3,465,160	3,465,160	-	3,533,090	3,533,090

TOTAL LIABILITIES	$11,790,364	$4,813,271	$16,603,635	$9,479,677	$4,961,685	$14,441,362

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Discontinued Operations - Revenues and Expenses

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three and six months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	2020			2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$1,264,271	$1,264,271	$-	$1,548,705	$1,548,705
Cost of goods sold	-	(859,068)	(859,068)	-	(2,237,779)	(2,237,779)
Gross profit/(loss)	-	405,203	405,203	-	(689,074)	(689,074)
General and administrative expenses	491,818	81,464	573,282	1,291,232	536,814	1,828,046
INCOME/(LOSS) FROM OPERATIONS	(491,818)	323,739	(168,079)	(1,291,232)	(1,225,888)	(2,517,120)
OTHER INCOME/(EXPENSE)
Interest expense	(410,946)	(128,201)	(539,147)	(352,736)	(185,599)	(538,335)
Other income/(expense)	(1,750)	(77,448)	(79,198)	92,707	(23,250)	69,457
Total other expense	(412,696)	(205,649)	(618,345)	(260,029)	(208,849)	(468,878)
INCOME/(LOSS) BEFORE INCOME TAXES	(904,514)	118,090	(786,424)	(1,551,261)	(1,434,737)	(2,985,998)
Income tax expense	(19,034)	-	(19,034)	57,392	-	57,392
NET INCOME/(LOSS)	$(923,548)	$118,090	$(805,458)	$(1,493,869)	$(1,434,737)	$(2,928,606)

	For the Six Months Ended September 30,
	2020			2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$1,815,468	$1,815,468	$-	$2,459,381	$2,459,381
Cost of goods sold	-	(1,350,863)	(1,350,863)	-	(2,862,148)	(2,862,148)
Gross profit/(loss)	-	464,605	464,605	-	(402,767)	(402,767)
General and administrative expenses	1,007,071	370,920	1,377,991	3,082,697	1,012,737	4,095,434
INCOME/(LOSS) FROM OPERATIONS	(1,007,071)	93,685	(913,386)	(3,082,697)	(1,415,504)	(4,498,201)
OTHER INCOME/(EXPENSE)
Interest expense	(1,082,874)	(261,143)	(1,344,017)	(664,937)	(373,809)	(1,038,746)
Debt default penalty	(286,059)	-	(286,059)	-	-	-
Other income/(expense)	(3,374)	(77,448)	(80,822)	92,707	(23,250)	69,457
Total other expense	(1,372,307)	(338,591)	(1,710,898)	(572,230)	(397,059)	(969,289)
LOSS BEFORE INCOME TAXES	(2,379,378)	(244,906)	(2,624,284)	(3,654,927)	(1,812,563)	(5,467,490)
Income tax expense	(27,874)	-	(27,874)	-	-	-
NET LOSS	$(2,407,252)	$(244,906)	$(2,652,158)	$(3,654,927)	$(1,812,563)	$(5,467,490)

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Discontinued Operations - Revenues and Expenses (continued)

The components of revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three and six months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,
	2020			2019
	GB Sciences Louisiana, LLC	Nevada Operations	Total Discontinued Operations	GB Sciences Louisiana, LLC	Nevada Operations	Total Discontinued Operations
Sales revenue	$-	$1,264,271	$1,264,271	$377,007	$1,171,698	$1,548,705
Cost of goods sold	-	(859,068)	(859,068)	(380,629)	(1,857,150)	(2,237,779)
Gross profit/(loss)	-	405,203	405,203	(3,622)	(685,452)	(689,074)
General and administrative expenses	-	81,464	81,464	424,732	112,082	536,814
INCOME/(LOSS) FROM OPERATIONS	-	323,739	323,739	(428,354)	(797,534)	(1,225,888)
OTHER EXPENSE
Interest expense	-	(128,201)	(128,201)	(62,777)	(122,822)	(185,599)
Other expense	-	(77,448)	(77,448)	-	(23,250)	(23,250)
Total other expense	-	(205,649)	(205,649)	(62,777)	(146,072)	(208,849)
INCOME/(LOSS) BEFORE INCOME TAXES	-	118,090	118,090	(491,131)	(943,606)	(1,434,737)
Income tax expense	-	-	-	-	-	-
NET INCOME/(LOSS)	$-	$118,090	$118,090	$(491,131)	$(943,606)	$(1,434,737)

	For the Six Months Ended September 30,
	2020			2019
	GB Sciences Louisiana, LLC	Nevada Operations	Total Discontinued Operations	GB Sciences Louisiana, LLC	Nevada Operations	Total Discontinued Operations
Sales revenue	$-	$1,815,468	$1,815,468	$377,007	$2,082,374	$2,459,381
Cost of goods sold	-	(1,350,863)	(1,350,863)	(380,629)	(2,481,519)	(2,862,148)
Gross profit/(loss)	-	464,605	464,605	(3,622)	(399,145)	(402,767)
General and administrative expenses	-	370,920	370,920	626,571	386,166	1,012,737
INCOME/(LOSS) FROM OPERATIONS	-	93,685	93,685	(630,193)	(785,311)	(1,415,504)
OTHER EXPENSE
Interest expense	-	(261,143)	(261,143)	(125,372)	(248,437)	(373,809)
Debt default penalty	-	-	-	-	-	-
Other expense	-	(77,448)	(77,448)	-	(23,250)	(23,250)
Total other expense	-	(338,591)	(338,591)	(125,372)	(271,687)	(397,059)
LOSS BEFORE INCOME TAXES	-	(244,906)	(244,906)	(755,565)	(1,056,998)	(1,812,563)
Income tax expense	-	-	-	-	-	-
NET LOSS	$-	$(244,906)	$(244,906)	$(755,565)	$(1,056,998)	$(1,812,563)

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Discontinued Operations - Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. Inventory is included in current assets from discontinued operations in the Company's unaudited condensed consolidated balance sheets at September 30, 2020 and March 31, 2020.

	September 30, 2020	March 31, 2020

Raw materials	$2,677	$91,465
Work in progress	789,482	1,166,511
Finished goods	653,314	466,319
Subtotal	1,445,473	1,724,295
Allowance to reduce inventory to net realizable value	(6,153)	(278,456)
Total inventory, net	$1,439,320	$1,445,839

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Discontinued Operations - Leases

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

All finance costs recorded in the Company's unaudited condensed consolidated financial statements for the three and six months ended September 30, 2020 and 2019 relate to discontinued operations. During the six months ended September 30, 2020, finance lease costs included in discontinued operations were $286,436, of which $209,086 represents interest expense and $77,350 represents amortization of the right-of-use assets.

Operating lease costs included in continuing operations were $3,243, of which $1,242 represents interest expense and $2,001 represents amortization of the right-of-use assets. As of September 30, 2020, all of the Company's operating leases have terminated.

Amortization of lease assets is included in general and administrative expenses. As of September 30, 2020, there are no operating or finance lease obligations included in continuing operations. The future minimum lease payments of lease liabilities as of September 30, 2020, from discontinued operations are as follows:

Year Ending
March 31,	Finance Leases

2021 (6 months)	$266,188
2022	544,296
2023	560,625
2024	577,444
2025	594,767
Thereafter	3,781,102
Total minimum lease payments	6,324,422
Less: Amount representing interest	(2,731,050)
Present value of minimum lease payments	3,593,372
Less: Current maturities of capital lease obligations	(128,212)
Long-term capital lease obligations	$3,465,160

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Note 4 – Leases (Continuing Operations)

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

Operating leases are included in other current assets  and operating lease obligations, short and long term on the unaudited condensed consolidated balance sheets. Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet.

There are no finance leases included in continuing operations. Operating lease costs included in continuing operations were $3,243, of which $1,242 represents interest expense and $2,001 represents amortization of the right-of-use assets. As of September 30, 2020, all of the Company's operating leases have terminated, and there are no right-of-use assets or operating or finance lease obligations included in continuing operations.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Note 5 – Notes Payable and Line of Credit

0% Note Payable dated October 23, 2017

On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in the 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a 0% Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018. The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933 related to the difference between the face value and present value of the note.

To date, the company has made principal payments totaling $330,555 and the principal balance of the note was $369,445 at September 30, 2020. During the six months ended September 30, 2020, the Company recorded interest expense of $12,009 related to amortization of the note discount. The remaining unamortized discount as of September 30, 2020 was $ (1,919).

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in  GB Sciences Nopah, LLC (Note 11). The Nopah MIPA will close upon successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate. Upon close, the principal balance of the note will be reduced to $190,272 and the maturity date of the note will be extended to July 31, 2021, with no payments of principal or interest due until maturity. In addition, the note will no longer bear interest at the penalty rate of 15% unless there is a new event of default.

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 11), the Company entered into a promissory note and received a line of credit for up to $470,000 from the purchaser of the Company's membership interest in its Nevada facilities. The purpose of the line of credit is to supply working capital for the Nevada operations. The note matures upon the close of the sale of membership interests. As of September 30, 2020, the Company has received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the Line of Credit limit by $15,000. The Company accrued interest of $19,420 on the line of credit for the six months ended September 30, 2020, and the balance of the line of credit was $485,000 at September 30, 2020. Upon the close of the sale of the Teco Facility all principal and interest due under the line of credit will be considered satisfied in full.

8% Note Payable dated May 7, 2020

On May 7, 2020, the Company received $135,000 cash from an investor, net of $(15,000) in brokerage fees, and issued a $150,000 promissory note. The note bears interest at a rate of 8.0% per annum. The note was to be repaid upon the first proceeds received from the $8,000,000 promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC (Note 10), or from the proceeds of the sale of the Teco Facility (Note 11). As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $(150,000). During the six months ended September 30, 2020, the Company recorded interest expense of $154,964 related to the note consisting of accrued interest of $4,964 and $150,000 related to amortization of the note discount. Unamortized discount remaining at September 30, 2020 was $0. The Company repaid all principal and interest due under the note on October 5, 2020.

8% Line of Credit dated July 24, 2020

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility (Note 11). The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. The balance outstanding under the note plus accrued interest may be repaid prior to the close of the sale of the Teco facility and management believes it may have sufficient funds to repay the note from the proceeds of the Wellcana Note Receivable. As of September 30, 2020, the Company has received advances totaling $125,000. Interest expense was $1,162 for the six months ended September 30, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Summary of Notes and Convertible Notes Payable

As of September 30, 2020, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of September 30, 2020
Short-Term Notes Payable	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 5)	$369,445	$(1,919)	$367,526
8% Line of Credit dated November 27, 2019 (Note 5)	485,000	-	485,000
8% Line of Credit dated July 24, 2020 (Note 5)	125,000	-	125,000
8% Note Payable dated May 7, 2020 (Note 5)	150,000	-	150,000
6% Convertible promissory notes payable (Note 6)	1,257,000	(7,705)	1,249,295
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,271,863	-	1,271,863
8% Convertible Promissory Note dated April 23, 2019 (Note 6)	3,264,594	-	3,264,594
Total short-term notes payable	6,922,902	(9,624)	6,913,278
Less: Notes payable classified as discontinued operations	(485,000)	-	(485,000)
Total short-term notes payable classified as continuing operations	$6,437,902	$(9,624)	$6,428,278

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

July 2017 $7.2M Convertible Note Offering

In July, 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years. Between July 2017 and December 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $7,201,000. The Notes are payable within three years of issuance and are convertible into 28,804,000 shares of the Company’s common stock. The Company also issued 28,804,000 common stock warrants to the Noteholders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years.The Company recorded an aggregate discount on convertible notes of $7,092,796, which included $3,142,605 related to the relative fair value of beneficial conversion features and $3,950,191 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

As of September 30, 2020, convertible notes having a carrying value of $1,249,295, net of unamortized discount of $(7,705) remained outstanding from the March 2017 and July 2017 note offerings, and accrued interest on the notes is $234,998. Interest expense for the six months ended September 30, 2020 was $185,448, of which $147,635 represents amortization of the note discount.

As of September 30, 2020, notes totaling $997,000 from the March and July 2017 offerings have passed their maturity date and are in default. The Company is currently negotiating the terms of an extension with the note holders. The notes do not provide for a default penalty or penalty interest rate.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

8% Senior Secured Convertible Promissory Note dated February 28, 2019

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, L.P. (together, “CSW Note”). The note matured on August 28, 2020 and was convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at the Teco facility in Las Vegas, Nevada. The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount.

On May 28, 2019, the Company received notice from CSW Ventures, L.P. of the conversion of a total of $170,000 of the principal balance of the 8% Senior Secured Promissory Note dated February 28, 2019. Accordingly, the Company issued 1,000,000 shares of its common stock based on a $0.17 per share conversion price. In connection with the conversions, $17,225 in unamortized discount was recorded as interest expense and the Company reduced the carrying amount of convertible notes payable by $152,775. After conversion, the remaining balance outstanding was $1,330,000.

On July 12, 2019, the Company entered into the Amendment to Note Documents and the Amended and Restated 8% Senior Secured Promissory Note (together, “Amended CSW Note”). The Amended CSW Note increased the note balance by $100,000 to reflect an additional $100,000 advanced to the Company on July 12, 2019 and by $41,863 to add accrued interest to date to the principal balance, and decreased the conversion price to $0.11 per share, with the remaining terms substantially unchanged from the original CSW Note.

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

We evaluated the modification under the guidance in ASC 470-50 and determined that the amendment represents an extinguishment because the change in the fair value of the conversion feature exceeded 10% of the carrying value of the Amended CSW Note immediately prior to the 2nd Amended CSW Note. The carrying value of the Amended CSW Note on the date of extinguishment was $1,269,067, net of a beneficial conversion feature discount of $92,796, and we recorded a loss on extinguishment of $92,796 during the year ended March 31, 2020.

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
September 30, 2020
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

During the six months ended September 30, 2020, we recorded interest expense of $460,495 related to the CSW Note and its amendments consisting of $51,014 in accrued interest and $409,481 related to amortization of the note discount. As of September 30, 2020, the carrying amount of the CSW Note was $1,271,863, and there is no remaining unamortized discount.

The Company defaulted on the amended CSW Note due to non-payment of quarterly interest payments and for nonpayment of an income tax liability related to the March 31, 2018 tax year. The terms of the note provide that the Company has 5 days to cure a default caused by nonpayment of interest and ten days to cure a default caused by noncompliance with affirmative or negative debt covenants. The lender has agreed to provide forbearance of the defaults in connection with the sale of the Teco facilities, and the Company anticipates that the CSW Note will be paid in full from the proceeds of the sale of the Company's interests in its Teco Facility to an entity affiliated with CSW Ventures, L.P. (Note 11).

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Upon the occurence of the default, the principal and accrued interest balances outstanding increased by 10%. As the result of the default, Company recorded an expense of $9,559 related to a 10% increase in the accrued interest balance, which is recorded in interest expense, and $276,500 related to the 10% increase in the principal balance, which is recorded in debt default penalty and other expense.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further sought to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees and costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC (Note 10).

During the six months ended September 30, 2020, interest expense related to the note was $275,310, of which $29,831 was amortization of the note discount, $140,833 was accrued pre-judgment interest, and $104,646 was accrued post-judgment interest. There is no remaining unamortized discount and the carrying amount of the note is equal to the judgment amount of $3,264,594.

Note 7 – Capital Transactions

Sale of Common Stock and Exercise of Warrants

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 4,991,084 warrants during the six months ended September 30, 2020 and received proceeds of $136,081, net of brokerage fees of $(15,121).

During the quarter ended September 30, 2020, the Company issued 3,500,000 immediately-vesting options to purchase one share of the Company's Common Stock at the price of $0.03 per share for a period of ten years as compensation to a scientist and researcher for drafting and filing U.S. and international patents. The options were valued at $105,000 using the Black-Scholes model.

At September 30, 2020, 79,488,161 warrants at exercise prices ranging from $0.25 to $1.00 per share and 13,366,334 options with a weighted average exercise price of $0.28 remain outstanding.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P. (Note 6), resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company was ordered to pay reasonable attorney's fees and costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC (Note 10). As of September 30, 2020, the total balance due under the note is $3,369,240 including $104,646 in accrued post-judgment interest.

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demands payment of $73,050 for the services provided. On September 17, 2020, the Company entered into a Mutual Compromise, Settlement, and Release Agreement with the contractor and made payment of $25,000 in full satisfaction of the alleged debt and reduced the cost basis of the related fixed asset by $48,050.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Note 9 – Related Party Transactions

As of September 30, 2020 the Company is indebted to its officers and directors for a total of $710,075, consisting of $532,130 in unpaid salaries and wages, $112,087 in directors’ compensation, and $65,858 in reimbursements for business expenses.

In connection with the sale of membership interest in GB Sciences Louisiana, LLC, the Company issued a note payable in the amount of $151,923 to John Davis, the Company's former General Counsel and President of GB Sciences Louisiana, LLC, for unpaid fees and bonuses. The note matured upon receipt of the first payment from the Wellcana Note Receivable (Note 10). The note and interest accrued was repaid on August 4, 2020, when the related funds were withheld from the first payment to the Company under the Wellcana Note Receivable.

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

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company would receive payments totaling $5,224,423, including the forgiveness by Wellcana of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 8) and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable of $1,895,434 for the year ended March 31, 2020.

The Company granted forbearance of the June 1, 2020 payment from Wellcana in light of the circumstances created by the COVID-19 epidemic. The payment was received by the Company on August 4, 2020, net of the Company's $250,000 research contribution commitment to LSU for the twelve months ended September 2020 (Note 8) and the principal and accrued interest payable to related party (Note 9) totaling $189,423 as of the date of payment.

On September 30, 2020, the Company received the second note payment of $500,000 and reduced the note receivable by the amount of the payment. As of September 30, 2020, the balance of the note receivable was $4,350,000.

On October 15, 2020 the Company was notified that Wellcana would be unable to close the payment of $4,350,000 by October 15, 2020, and the parties entered into a letter agreement, which extended the due date of the final $4,350,000 payment to December 8, 2020. The letter agreement also requires Wellcana to provide proof of $4,350,000 in funds and an escrow deposit of $250,000, which will be released to the Company without reducing the Wellcana Note in the event that Wellcana is unable to make the $4,350,000 payment on or before December 8, 2020. On October 24, 2020, the parties entered into the Escrow Agreement and the $250,000 payment to fund the escrow was made on October 29, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the preexisting lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. As of the date of this report, the Company has received advances totaling $125,000 under the July 24 Note (Note 5).

The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. As consideration for the transfer of the license and membership interest in GB Sciences Nopah, LLC, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenence of the Nopah License. The $300,000 purchase price will be applied as a reduction to the balance of the 0% Note payable dated October 23, 2017, which is held by an affiliate of the purchasert of the Nopah license. The transfer of the Nopah License is subject to the same restrictions on license transfers discussed above.

Because the moratorium on license transfers has been lifted, the Company determined that the Teco Facility and Nopah Facility qualify for presentation as discontinued operations, and the income, assets, and cash flows of the Teco Subsidiaries and GB Sciences Nopah, LLC have been reclassified as discontinued operations for all periods presented in the Company's condensed consolidated financial statements.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited)

Note 12 – Subsequent Events

Capital Transactions

Subsequent to September 30, 2020, the Company received warrant exercise notices for 1,246,750 shares at a price of $0.03 per share and received payment totaling $33,663, net of $3,740 in brokerage fees.

Note Receivable

On October 15, 2020 the Company was notified that Wellcana Plus, LLC would be unable to make the payment of $4,350,000 due by October 15, 2020 pursuant to the August 24, 2020 Letter of Intent (Note 10), and the parties entered into a letter agreement, which extended the due date of the final $4,350,000 payment to December 8, 2020. The letter agreement also requires Wellcana to provide proof of $4,350,000 in funds and an escrow deposit of $250,000, which will be released to the Company without reducing the Wellcana Note in the event that Wellcana is unable to make the $4,350,000 payment on or before December 8, 2020. On October 24, 2020, the parties entered into the Escrow Agreement, and Wellcana made payment of $250,000 to fund the escrow on October 29, 2020.

Note Payable

On October 5, 2020, the Company repaid the $150,000 principal amount of the 8% Note Payable dated May 7, 2020 (Note 5) with the interest accrued thereon.

On October 20, 2020, the Company received a $75,000 advance under the 8% Line of Credit dated July 24, 2020 (Note 5), increasing the principal balance to $200,000.

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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of cannabinoid medicines with virtual operations in North America and Europe. GBSGB assets include cannabinoid medicine intellectual property, research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in pre-clinical animal stage of development; including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses  through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes two USPTO issued patents, one USPTO patent which has been granted a Notice of Allowance, three patent applications pending, and five provisional patent applications, as detailed in the patent chart below. We expect to file additional patent applications in the near term. In addition to the USPTO patents and patent applications, the company has filed 28 patent applications internationally to protect its proprietary technology.

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

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both its drug discovery research and product development programs. Our lead pharmaceutical programs in both Parkinson’s disease and chronic neuropathic pain are now in preclinical animal studies with Dr. Lee Ellis of the National Research Council ("NRC") Canada in Halifax, Nova Scotia. In addition, the two patents which protect GBSGB’s formulations in our lead development programs have been issued by the US Patent and Trademark Office ("USPTO"). We received a notice of allowance for a third patent titled Cannabinoid Containing Complex Mixtures for the Treatment of Mast Cell Activation Syndrome on September 23, 2020, and expect the patent to be issued shortly. Achieving these significant milestones is driving interest in these novel therapeutic programs.

For its lead program in PD therapeutics, GBSGB announced that it has obtained the statistically significant reduction of Parkinson’s-disease like symptoms using its proprietary complex mixtures in an animal model of Parkinson’s disease ("PD"). Several of GBSGB’s PD formulations significantly reduced the symptoms, while the most effective formula reduced the symptoms back to the baseline activity of normal animals. In addition, the toxicity studies for these PD formulas came back without any significant negative findings. These important preclinical results will be included in GBS’ Investigational New Drug ("IND") application with the US FDA to enter human clinical trials as soon as possible. New therapies to address Parkinson’s disease symptoms are needed to help those afflicted with this debilitating disease. The combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion in the U.S. alone.

For Parkinson’s disease, the initial clinical prototypes of GBSGB’s Cannabinoid-Containing Complex Mixtures ("CCCM™") are being formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet ("ODT") technology. This ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. GBSGB selected Catalent as its development partner for the PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel complex mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of GBSGB's proprietary APIs.

For its lead chronic neuropathic pain program, GBSGB is testing its Cannabinoid-Containing Complex Mixtures and Myrcene-Containing Complex Mixtures ("MCCM") both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures in an animal model at the NRC in Halifax, Nova Scotia. In preparation for human clinical trials, our standard MCCM and the time-released MCCM are currently being compared in an animal model that demonstrates their potential effectiveness at treating chronic pain. The early results from this preclinical research project look very promising.

The two patents which protect formulations in the Company’s lead therapeutic programs have been issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using GBSGB’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease. This was an important milestone in the development of these vitally-important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications. The issuance of GBSGB’s second US patent for active pharmaceutical ingredients that are complex mixtures identified by our biotech platform further confirms that GBSGB’s pharmaceutical compositions can be patent-protected for use as biopharmaceutical and nutraceutical products. The US Patent entitled “Myrcene-Containing Complex Mixtures Targeting TRPV1” protects methods of using GBSGB’s proprietary Myrcene-Containing Complex Mixtures for the treatment of pain disorders related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. In the US alone, chronic pain represents an estimated health burden of between $560 and $650 billion dollars, and an estimated 20.4% of U.S. adults suffer from chronic pain that significantly decreases their quality of life. Despite the widespread rates of addiction and death, opioids remain the standard of care treatment for most people with chronic pain. The Company believes that it is important to create safer, less addictive alternatives to opioids for the treatment of chronic pain disorders, like GBSGB’s myrcene-containing complex mixtures.

Favorable Research Updates from our university collaborators reveal the promise in our discovery programs with Michigan State University (HIV-Associated Neurodegenerative Disorder and COVID-19 therapies), Chaminade University (Chronic Neuropathic Pain, Metabolic Syndrome, Cannabis Metabolomics with the University of Athens), the University of Athens, Greece (Cannabis Metabolomics), the University of Seville, Spain (Time-Released Nanoparticles), and the National Research Council of Canada (Parkinson’s Disease, Chronic Neuropathic Pain).

Intellectual Property Portfolio

GBSGB retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property. The status of the intellectual property portfolio is as follows. Unless otherwise indicated, all patents listed below are assigned to the Company's wholly-owned subsidiary, GBS Global Biopharma, Inc.

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

One USPTO Patent for which the Company has Received a Notice of Allowance

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Application No.:	15/885,620;	WIPO Application number:	PCT/US2018/016296
Filed:	January 31, 2018;	Inventors:	Andrea Small-Howard, et al.
Notice of Allowance: September 23, 2020
National stage applications entered in AU, CA, CN, EP, HK, IL, and JP on January 31, 2018.

Claims benefit of U.S. Patent Application No. 62/453,161 filed February 1, 2017.

Three USPTO & Twenty-Three International Patent Applications Pending

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Application No.:	15/729,565;	WIPO Application number:	PCT/US2017/055989
Filed:	October 10, 2017;	Inventors:	Andrea Small-Howard et al.
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

Title: TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES

U.S. Patent Application No.:	16/420,004;	WIPO Patent Application No.:	PCT/US2019/033618
Filed:	May 22, 2019;	Inventors:	Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application Nos. 62/674,843 filed May 22, 2018; 62/769,743 filed November 20, 2018; and 62/849,719 filed May 17, 2019.

Title: THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS

U.S. Patent Application No.:	16/686,069	WIPO Patent Application No.:	PCT/ES2019/070765
Filed:	November 8, 2019;	Inventors:	Andrea Small-Howard, et al.

Claims benefit of U.S. Patent Application Nos. 62/757,660 filed November 8, 2018

Five Provisional USPTO Patent Applications Pending

Title: TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1

U.S. Patent Application No.	62/868,794;	Inventors:	Andrea Small-Howard, et al.
Filed:	June 28, 2019

Title: THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS

U.S. Patent Application No.	62/897,235	Inventors:	Andrea Small-Howard, et al.
Filed:	September 6, 2019

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS

Filing Date:	August 18, 2020;	Inventor:	Andrea Small-Howard

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS

Filing Date:	August 18, 2020;	Inventor:	Andrea Small-Howard

Title: In Silico Meta-Pharmacopeia Assembly from Non-Western Medical Systems Using Advanced Data Analytic Techniques to Identify and Design Phytotherapeutic Strategies

Filing Date:	October 14, 2020;	Inventor:	Helen Turner, et al.

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

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company would receive payments totaling $5,224,423, including the forgiveness by Wellcana of $324,423 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments will be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 8) and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable of $1,895,434 for the year ended March 31, 2020.

The Company granted forbearance of the June 1, 2020 payment from Wellcana in light of the circumstances created by the COVID-19 epidemic. The payment was received by the Company on August 4, 2020, net of the Company's $250,000 research contribution commitment to LSU for the twelve months ended September 2020 (Note 8) and the principal and accrued interest payable to related party (Note 9) totaling $189,423 as of the date of payment. On September 30, 2020, the Company received the second note payment of $500,000 and reduced the note receivable by the amount of the payment. As of September 30, 2020, the balance of the note receivable was $4,350,000.

On October 15, 2020 the Company was notified that Wellcana would be unable to close the payment of $4,350,000 by October 15, 2020, and the parties entered into a letter agreement, which extended the due date of the final $4,350,000 payment to December 8, 2020. The letter agreement also requires Wellcana to provide proof of $4,350,000 in funds and an escrow deposit of $250,000, which will be released to the Company without reducing the Wellcana Note in the event that Wellcana is unable to make the $4,350,000 payment on or before December 8, 2020. On October 24, 2020, the parties entered into the Escrow Agreement and the $250,000 payment to fund the escrow was made on October 29, 2020.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

GENERAL AND ADMINISTRATIVE EXPENSES	491,818	1,291,232	1,007,071	3,082,697
LOSS FROM OPERATIONS	(491,818)	(1,291,232)	(1,007,071)	(3,082,697)
OTHER INCOME/(EXPENSE)	(412,696)	(260,029)	(1,372,307)	(572,230)
NET LOSS BEFORE INCOME TAX EXPENSE	(904,514)	(1,551,261)	(2,379,378)	(3,654,927)
INCOME TAX EXPENSE	(19,034)	57,392	(27,874)	-
LOSS FROM CONTINUING OPERATIONS	(923,548)	(1,493,869)	(2,407,252)	(3,654,927)
LOSS FROM DISCONTINUED OPERATIONS	118,090	(1,434,737)	(244,906)	(1,812,563)
NET LOSS	(805,458)	(2,928,606)	(2,652,158)	(5,467,490)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(245,565)	-	(377,781)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(805,458)	$(2,683,041)	$(2,652,158)	$(5,089,709)

Comparison of the Three and Six Months Ended September 30, 2020 and 2019

General and Administrative Expenses

General and Administrative Expenses decreased by $(799,414) to $491,818 for the three months ended September 30, 2020, compared to $1,291,232 for the three months ended September 30, 2019. General and Administrative Expenses decreased by $(2,075,626) to $1,007,071 for the six months ended September 30, 2020, compared to $3,082,697 for the six months ended September 30, 2019.The decrease in both periods is largely attributable to a company-wide initiative to reduce general and administrative costs, including a substantial reduction in the number of employees involved in administrative functions.

Interest Expense

Interest expense increased by $58,210 to $410,946 for the three months ended September 30, 2020, compared to $352,736 in the prior year quarter. Interest expense increased by $417,937 to $1,082,874 for the six months ended September 30, 2020, compared to $664,937 for the six months ended September 30, 2019. The increases in both perriods are attributable to increased debt balances totaling $6,428,278 as of September 30, 2020, compared to $5,054,728 as of September 30, 2019, and to an increased penalty interest rate of 15% on the note payable to Iliad Research and Trading, L.P. due to the Company's default on that note.

Other Income and Expense

Other expenses were $(1,750) for the three months ended September 30, 2020, compared to other income $92,707 for the three months ended September 30, 2019. The change is primarily due to an other income item of $200,000 in the prior year quarter related to the reversal of an other expense charge for cash that was siezed during tansportation and later returned to the company.

Other expenses increased by $(3,374) for the six months ended September 30, 2020, compared to other income of $92,707 for the six months ended September 30, 2019. The change is attributable to the $200,000 other income item discussed above in the prior year and a default penalty expense of $(286,059) in the current year related to the Company's default on the note payable to Iliad Research and Trading, L.P.

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

In continuing operations at  September 30, 2020, cash was $545,020, other current assets excluding cash were $6,365,813, and our working capital deficit was $(6,227,642). At the same time, current liabilities were $13,138,475 and consisted principally of $2,346,652 in accounts payable, $1,684,503 in accrued liabilities, $6,428,278 in notes and convertible notes payable, net of $(9,624) in discounts, $710,075 in indebtedness to related parties, $620,856 in income tax payable, and $1,348,111 in current finance lease obligations. At September 30, 2020, current assets from discontinued operations were $1,997,037, current liabilities from discontinued operations were $1,348,111, and working capital from discontinued operations was 648,926.

At March 31, 2020, continuing operations included a cash balance of $2,406, other current assets excluding cash were $6,998,474, and our working capital deficit was $(3,884,877). Current liabilities were $10,885,757, which consisted principally of $1,913,049 in accounts payable, $1,180,483 in accrued liabilities, $5,054,728 in notes and convertible notes payable, $586,512 of indebtedness to related parties, a note payable to related party of $151,923, and $592,982 in income taxes payable. At March 31, 2020, current assets from discontinued operations were $1,755,275, current liabilities from discontinued operations were $1,406,080, and working capital from discontinued operations was $349,195.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $(212,854) including $(10,602) used in discontinued operations for the six months ended September 30, 2020, compared to $(3,546,457) including $(1,758,120) used in discontinued operations for the six months ended September 30, 2019. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2020, $597,658 was provided by investing activities, net of $(104,265) used in discontinued operations. During the six months ended September 30, 2019, the Company used $(554,782) of cash in investing activities, including $(462,920) used in discontinued operations. The cash used in investing activities during the six months ended September 30, 2019 was primarily for the purchase of property and equipment and the acquisition of intangible assets.

Financing Activities

During the six months ended September 30, 2020 and 2019, cash flows provided by financing activities totaled $157,671 and $3,967,798, respectively. Cash flows from financing activities for the six months ended September 30, 2020 related primarily to $151,202 in proceeds from warrant exercises and $150,000 in proceeds from the issuance of a note payable, offset by $(15,121) in brokerage fees and $(101,487) used in financing activities of discontinued operations. Cash flows from financing activities for the six months ended September 30, 2019 related primarily to $550,225 in proceeds from the sale of common stock, $944,975 in proceeds from warrant exercises, and $2,600,000 in proceeds from issuing convertible notes, offset by $(175,000) in fees for the issuance of a convertible note, $(166,027) of brokerage fees, and $213,625 of cash provided by the financing activities of discontinued operations.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(100,056,626) at September 30, 2020. The Company had a working capital deficit of $(6,227,642) at September 30, 2020, net of working capital of $648,926 classified as discontinued operations, compared to $(3,884,877) at March 31, 2020, net of working capital of $349,195 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $(212,854) for the six months ended September 30, 2020, including $(10,602) used in discontinued operations, compared to $(3,546,457) including $(1,758,120) used in discontinued operations for the six months ended September 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2020, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2020, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default.  On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees and costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC. As of September 30, 2020, the total balance due under the judgment was $3,264,594 and accrued post-judgment interest was $104,646.

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demanded payment of $73,050 for the services provided. On September 17, 2020, the Company entered into a Mutual Compromise, Settlement, and Release Agreement with the contractor and made payment of $25,000 in full satisfaction of the alleged debt.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 4,991,084 warrants during the quarter ended September 30, 2020 and received proceeds of $136,081, net of brokerage fees of $(15,121).

ITEM 3. Defaults Upon Senior Securities

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. Pursuant to the terms of the Promissory Note, upon the default, the principal and accrued interest balances outstanding increased by 10% and the Company recorded expense of $286,059 related to the default.  On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further seeks to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. The Company filed a confession of judgment in response to the complaint and does not intend to defend the lawsuit. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 and the judgment accrues interest at the default rate of 15% per annum. The Company will also be responsible for reasonable attorney's fees and costs incurred by Iliad for obtaining and collecting on the judgment. The amount of such fees has not been established as of the date of this report. The Company believes it will have sufficient resources to repay the Iliad Note from the proceeds of the sale of the Teco Facility and the note receivable therefrom, along with the proceeds of the note receivable from Wellcana Group from the sale of the Company's membership interest in GB Sciences Louisiana, LLC. As of September 30, 2020, the total balance due under the judgment was $3,264,594 and accrued post-judgment interest was $104,646.

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

GB SCIENCES, INC.

November 13, 2020	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

November 13, 2020	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)