Form 10-Q
period 2020-12-31
GB SCIENCES INC
filed 2021-02-16
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

There were 293,521,444 shares of common stock, par value $0.0001 per share, outstanding as of February 13, 2021.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of March 31,
	2020	2020
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$771,064	$2,406
Prepaid expenses and other current assets	40,225	18,776
Note receivable	-	5,224,423
Current assets from discontinued operations	2,084,877	1,755,275
TOTAL CURRENT ASSETS	2,896,166	7,000,880
Property and equipment, net	28,150	37,821
Intangible assets, net of accumulated amortization of $28,968 and $12,287 at December 31, 2020 and March 31, 2020, respectively	1,647,376	1,128,702
Long term assets from discontinued operations	5,677,156	6,185,465
TOTAL ASSETS	$10,248,848	$14,352,868
CURRENT LIABILITIES:
Accounts payable	$1,456,695	$1,913,049
Accrued interest	462,930	366,865
Accrued liabilities	1,110,525	813,618
Notes and convertible notes payable and line of credit, net of unamortized discount of $0 and $608,580 at December 31, 2020 and March 31, 2020, respectively	3,726,308	5,054,728
Indebtedness to related parties	331,895	586,512
Note payable to related party	-	151,923
Income tax payable	827,546	592,982
Current liabilities from discontinued operations	1,115,379	1,406,080
TOTAL CURRENT LIABILITIES	9,031,278	10,885,757
Convertible notes payable, net of unamortized discount of $63,058 and $0 at December 31, 2020 and March 31, 2020, respectively	283,942	-
Long term liabilities from discontinued operations	3,429,704	3,555,605
TOTAL LIABILITIES	12,744,924	14,441,362
Commitments and contingencies (Note 8)
STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 283,819,453 and 275,541,602 outstanding at December 31, 2020 and March 31, 2020, respectively	28,382	27,554
Additional paid-in capital	98,126,152	97,271,157
Accumulated deficit	(100,650,610)	(97,387,205)
TOTAL STOCKHOLDERS' DEFICIT	(2,496,076)	(88,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,248,848	$14,352,868

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2020	2019	2020	2019

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	670,311	1,472,937	1,677,482	4,555,633
LOSS FROM OPERATIONS	(670,311)	(1,472,937)	(1,677,482)	(4,555,633)
OTHER INCOME/(EXPENSE)
Interest expense	(167,120)	(277,813)	(1,249,994)	(942,750)
Loss on amendment to line of credit	(650,000)	-	(650,000)	-
Gain/(loss) on extinguishment	467,872	(92,796)	467,872	(216,954)
Gain on settlement of accounts payable	372,415	-	372,415	-
Gain on deconsolidation	-	4,502,058	-	4,502,058
Debt default penalty	-	-	(286,059)	-
Other income/(expense)	17,523	(127,059)	14,149	89,806
Total other income/(expense)	40,690	4,004,390	(1,331,617)	3,432,160
INCOME/(LOSS) BEFORE INCOME TAXES	(629,621)	2,531,453	(3,009,099)	(1,123,473)
Income tax expense	(206,690)	-	(234,564)	-
INCOME/(LOSS) FROM CONTINUING OPERATIONS	(836,311)	2,531,453	(3,243,663)	(1,123,473)
Gain/(loss) from discontinued operations	242,327	(1,547,306)	(2,479)	(3,359,868)
NET INCOME/(LOSS)	(593,984)	984,147	(3,246,142)	(4,483,341)
Net loss attributable to non-controlling interest	-	(360,327)	-	(738,107)
NET INCOME/(LOSS) ATTRIBUTABLE TO GB SCIENCES, INC.	$(593,984)	$1,344,474	$(3,246,142)	$(3,745,234)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - basic
Continuing operations	$(836,311)	$2,531,453	$(3,243,663)	$(1,123,473)
Discontinued operations, net of non-controlling interest	242,327	(1,186,979)	(2,479)	(2,621,761)
Net income/(loss)	$(593,984)	$1,344,474	$(3,246,142)	$(3,745,234)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - diluted
Continuing operations	$(836,311)	$2,583,061	$(3,243,663)	$(1,123,473)
Discontinued operations, net of non-controlling interest	242,327	(1,186,979)	(2,479)	(2,621,761)
Net income/(loss)	$(593,984)	$1,396,082	$(3,246,142)	$(3,745,234)

Net income/(loss) per common share – basic
Continuing operations	$(0.00)	$0.01	$(0.01)	$(0.00)
Discontinued operations, net of non-controlling interest	0.00	(0.00)	(0.00)	(0.01)
Net income/(loss)	$(0.00)	$0.01	$(0.01)	$(0.01)

Net income/(loss) per common share – diluted
Continuing operations	$(0.00)	$0.00	$(0.01)	$(0.00)
Discontinued operations, net of non-controlling interest	0.00	(0.00)	(0.00)	(0.01)
Net income/(loss)	$(0.00)	$0.00	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	280,967,623	263,055,254	280,119,116	253,297,660
Weighted average common shares outstanding - diluted	280,967,623	325,790,554	280,119,116	253,297,660

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(3,246,142)	$(4,483,341)
Loss from discontinued operations	(2,479)	(3,359,868)
Net loss from continuing operations	(3,243,663)	(1,123,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,097	100,877
Stock-based compensation and modification expense	248,850	455,242
Compensation warrants issued	-	132,914
Amortization of debt discount and beneficial conversion feature	776,908	698,615
Interest expense on conversion of notes payable	-	93,931
Loss on induced conversion	-	127,059
Amortization of discount on note receivable	-	(120,583)
Accrued interest income	-	(50,411)
ASC 842 Adjustment	-	(1,227)
Loss on amendment to line of credit	650,000	-
Loss/(gain) on extinguishment	(467,872)	216,954
Gain on settlement of accounts payable	(372,415)	-
Gain on deconsolidation	-	(4,502,058)
Debt default penalty	286,059	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21,449)	204,699
Accounts payable	20,961	485,774
Accrued expenses	319,407	169,096
Accrued interest	518,892	291,256
Deposits and other noncurrent assets	-	106,385
Income tax payable	234,564	-
Indebtedness to related parties	(254,617)	-
Net cash used in operating activities of continuing operations	(1,274,278)	(2,714,950)
Net cash provided by/(used in) operating activities of discontinued operations	21,098	(1,533,341)
Net cash used in operating activities	(1,253,180)	(4,248,291)
INVESTING ACTIVITIES:
Proceeds from note receivable	5,051,923	-
Acquisition of intangible assets	(326,000)	(91,862)
Net cash provided by/(used in) investing activities of continuing operations	4,725,923	(91,862)
Net cash used in investing activities of discontinued operations	(131,302)	(446,922)
Net cash provided by/(used in) investing activities	4,594,621	(538,784)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	790,225
Gross proceeds from warrant exercises	249,807	1,069,975
Gross proceeds from convertible notes payable	300,000	2,630,000
Proceeds from Line of Credit	375,000	-
Principal payment of notes and convertible notes payable	(3,156,014)	(26,664)
Principal payment of note payable to related party	(151,923)	-
Fees for issuance of note payable and convertible note payable	(34,500)	(175,000)
Brokerage fees for issuance of common stock and warrants	(24,983)	(175,628)
Net cash provided by/(used in) financing activities of continuing operations	(2,442,613)	4,112,908
Net cash provided by/(used in) financing activities of discontinued operations	(129,237)	529,412
Net cash provided by/(used in) financing activities	(2,571,850)	4,642,320
Net change in cash and cash equivalents	769,591	(144,755)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	151,766	182,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	921,357	37,300
Less: cash and cash equivalents classified as discontinued operations	(150,293)	(17,782)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$771,064	$19,518

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Nine Months Ended December 31, 2020 and 2019

(unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash paid for interest	$241,014	$451,040
Cash paid for income tax	$-	$-

Non-cash transactions:
Accrued liabilities forgiven in connection with Wellcana Note settlement	$172,500	$-
Depreciation capitalized in inventory (discontinued operations)	$417,616	$370,167
Accrued interest capitalized in convertible note principal	$223,094	$-
Property capitalized under operating leases	$-	$182,624
Patent acquisition costs capitalized in intangible assets	$45,100	$163,174
Stock options issued for services	$168,000	$-
Stock issued upon conversion of notes payable	$-	$525,000
Induced dividend from warrant exercises	$17,263	$267,525
Beneficial conversion feature on notes payable	$196,886	$829,736
Cumulative effect of the new lease standard	$-	$7,550

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended December 31, 2020 and 2019

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at September 30, 2020	280,532,686	$28,054	$97,679,001	$(100,056,626)	$-	$(2,349,571)

Exercise of warrants for stock	3,286,767	328	88,415	-	-	88,743
Share based compensation expense	-	-	191,500	-	-	191,500
Modification of employee options and warrants	-	-	57,350	-	-	57,350
Beneficial conversion feature on notes payable			46,886	-	-	46,886
Stock options issued for services			63,000	-	-	63,000
Net loss	-	-	-	(593,984)	-	(593,984)
Balance at December 31, 2020	283,819,453	$28,382	$98,126,152	$(100,650,610)	$-	$(2,496,076)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at September 30, 2019	255,345,019	$25,535	$95,333,271	$(90,071,120)	$9,027,977	$14,315,663

Issuance of stock for debt conversion	5,583,333	558	244,442	-	-	245,000
Exercise of warrants for stock	3,125,000	313	115,088	-	-	115,401
Issuance of stock for services	2,500,000	250	213,750	-	-	214,000
Share based compensation expense	-	-	32,431	-	-	32,431
Issuance of stock for cash, net of issuance costs	4,000,000	400	239,600	-	-	240,000
Beneficial conversion feature on notes payable	-	-	695,932	-	-	695,932
Contributions from non-controlling interest	-	-	-	-	40,000	40,000
Inducement dividend from warrant exercises	-	-	37,499	(37,499)	-	-
Induced note conversions	-	-	127,059	-	-	127,059
Deconsolidation of subsidiary	-	-	-	-	(8,707,650)	(8,707,650)
Net loss	-	-	-	1,344,474	(360,327)	984,147
Balance at December 31, 2019	270,553,352	$27,056	$97,039,072	$(88,764,145)	$-	$8,301,983

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

For the Nine Months Ended December 31, 2020 and 2019

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$-	$(88,494)

Exercise of warrants for stock, net of issuance costs	8,277,851	828	223,996	-	-	224,824
Share based compensation expense	-	-	191,500			191,500
Modification of employee options and warrants	-	-	57,350	-	-	57,350
Beneficial conversion feature on notes payable	-	-	196,886	-	-	196,886
Stock options issued for services	-	-	168,000	-	-	168,000
Inducement dividend from warrant exercises	-	-	17,263	(17,263)	-	-
Net loss	-	-	-	(3,246,142)	-	(3,246,142)
Balance at December 31, 2020	283,819,453	$28,382	$98,126,152	$(100,650,610)	$-	$(2,496,076)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

Issuance of stock for debt conversion	7,583,333	758	524,242	-	-	525,000
Exercise of warrants for stock	12,574,750	1,257	964,620	-	-	965,877
Issuance of stock for services	2,500,000	250	213,750	-	-	214,000
Share based compensation expense	-	-	241,242	-	-	241,242
Issuance of stock for cash, net of issuance costs	7,668,167	768	717,929	-	-	718,697
Beneficial conversion feature on notes payable	-	-	829,736	-	-	829,736
Contributions from non-controlling interest	-	-	-	-	590,000	590,000
Compensation warrants	-	-	132,914	-	-	132,914
Cancelled shares issued to consultant	(400,000)	(40)	40	-	-	-
Inducement dividend from warrant exercises	-	-	267,525	(267,525)	-	-
Induced note conversions	-	-	127,059	-	-	127,059
Cumulative effect of the new lease standard	-	-	-	(7,550)	-	(7,550)
Deconsolidation of subsidiary	-	-	-	-	(8,707,650)	(8,707,650)
Net loss	-	-	-	(3,745,234)	(738,107)	(4,483,341)
Balance at December 31, 2019	270,553,352	$27,056	$97,039,072	$(88,764,145)	$-	$8,301,983

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of cannabinoid medicine intellectual property, critical research contracts, and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, seven USPTO nonprovisional patent applications pending in the US, and three provisional patent applications in the US. In addition to the USPTO patents and patent applications, the company has filed 29 patent applications internationally to protect its proprietary technology.

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
December 31, 2020
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

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to the current period presentation. Certain items on the unaudited balance sheets and statements of operations and cash flows have been reclassified to conform with current period presentation. The assets, liabilities, income/(loss), and cash flows of GB Sciences Louisiana, LLC, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC have been reclassified to discontinued operations due to the sale of the Company's Louisiana cultivation and extraction facility (Note 10) and the pending sale of the Company's Nevada cultivation and extraction facilities (Note 11).

Discontinued Operations

Refer to Note 3.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Long-Lived Assets

We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of December 31, 2020.

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

The Company’s only current revenue source (classified as discontinued operations) is from sales of cannabis, a distinct physical good. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Earnings/(loss) per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 131,886,787 and 158,728,095 potentially dilutive common shares at December 31, 2020 and March 31, 2020, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2020, and the nine months ended December 31, 2019, as their inclusion would have been anti-dilutive. The computation of diluted earnings per share for the three months ended December 31, 2019, is as follows:

	For the Three Months Ended December 31, 2019
Diluted EPS Computation	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income from continuing operations available to common stockholders	$2,531,453
Plus: Income impact of assumed conversions
Interest expense on convertible notes payable	51,608
Effect of assumed conversions	51,608
Income from continuing operations plus assumed conversions	2,583,061
Net loss from discontinued operations available to common stockholders	(1,186,979)
Net income available to common stockholders	$1,396,082

Weighted-average common shares outstanding		263,055,254
Plus: incremental shares from assumed conversions
Warrants		26,648,530
Convertible notes payable		36,086,770
Dilutive potential common shares		62,735,300
Adjusted weighted-average shares		325,790,554

Diluted EPS
Net income from continuing operations	$2,583,061	325,790,554	$0.00
Net loss from discontinued operations	$(1,186,979)	325,790,554	$(0.00)
Net income	$1,396,082	325,790,554	$0.00

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

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

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(100,650,610) at December 31, 2020. The Company had a working capital deficit of $(6,135,112) at December 31, 2020, net of working capital of $969,498 classified as discontinued operations, compared to $(3,884,877) at March 31, 2020, net of working capital of $349,195 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $(1,253,180) for the nine months ended December 31, 2020, including $21,098 provided by discontinued operations, compared to $(4,248,291) including $(1,533,341) used in discontinued operations for the nine months ended December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

Furthermore, Management believes the COVID-19 pandemic may have a significant impact on the Company's business. The pandemic presents a risk to the global economy, and it is possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials and ability to continue as a going concern. Management has not been able to measure the potential financial impact on the Company and continues to monitor the impact of the pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

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
December 31, 2020
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

There were no assets and liabilities from discontinued operations attributable to GB Sciences Louisiana, LLC at December 31, 2020 and March 31, 2020. The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020 were as follows:

	December 31, 2020			March 31, 2020
	Continuing	Discontinued Nevada Subsidiaries	Total	Continuing	Discontinued Nevada Subsidiaries	Total
ASSETS
CURRENT ASSETS
Cash	$771,064	$150,293	$921,357	$2,406	$149,360	$151,766
Accounts receivable, net	-	233,039	233,039	-	117,967	117,967
Inventory, net	-	1,662,473	1,662,473	-	1,445,839	1,445,839
Prepaid and other current assets	40,225	39,072	79,297	18,776	42,109	60,885
Note receivable	-	-	-	5,224,423	-	5,224,423
TOTAL CURRENT ASSETS	811,289	2,084,877	2,896,166	5,245,605	1,755,275	7,000,880

Property and equipment, net	28,150	5,022,987	5,051,137	37,821	5,496,012	5,533,833
Intangible assets, net	1,647,376	571,265	2,218,641	1,128,702	571,264	1,699,966
Deposits and other noncurrent assets	-	82,904	82,904	-	91,504	91,504
Operating lease right-of-use assets, net	-	-	-	-	26,685	26,685

TOTAL ASSETS	$2,486,815	$7,762,033	$10,248,848	$6,412,128	$7,940,740	$14,352,868

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,456,695	$351,258	$1,807,953	$1,913,049	$646,865	$2,559,914
Accrued interest	462,930	39,644	502,574	366,865	30,787	397,652
Accrued expenses	1,110,525	103,559	1,214,084	813,618	74,394	888,012
Notes payable, net	3,726,308	485,000	4,211,308	5,054,728	480,000	5,534,728
Indebtedness to related parties	331,895	-	331,895	586,512	-	586,512
Note payable to related party	-	-	-	151,923	-	151,923
Income tax payable	827,546	-	827,546	592,982	-	592,982
Finance lease obligations, current	-	135,918	135,918	-	166,769	166,769
Operating lease obligations, current	-	-	-	-	7,265	7,265
TOTAL CURRENT LIABILITIES	7,915,899	1,115,379	9,031,278	9,479,677	1,406,080	10,885,757

Convertible notes payable	283,942	-	283,942	-	-	-
Operating lease obligations, long term	-	-	-	-	22,515	22,515
Finance lease obligations, long term	-	3,429,704	3,429,704	-	3,533,090	3,533,090

TOTAL LIABILITIES	$8,199,841	$4,545,083	$12,744,924	$9,479,677	$4,961,685	$14,441,362

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Discontinued Operations - Revenues and Expenses

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three and nine months ended December 31, 2020 and 2019 were as follows:

	For the Three Months Ended December 31,
	2020			2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$1,015,464	$1,015,464	$-	$446,201	$446,201
Cost of goods sold	-	(596,362)	(596,362)	-	(869,848)	(869,848)
Gross profit/(loss)	-	419,102	419,102	-	(423,647)	(423,647)
General and administrative expenses	670,311	77,064	747,375	1,472,937	937,804	2,410,741
INCOME/(LOSS) FROM OPERATIONS	(670,311)	342,038	(328,273)	(1,472,937)	(1,361,451)	(2,834,388)
OTHER INCOME/(EXPENSE)
Interest expense	(167,120)	(113,241)	(280,361)	(277,813)	(194,219)	(472,032)
Loss on amendment to line of credit	(650,000)	-	(650,000)	-	-	-
Gain/(loss) on extinguishment	467,872	-	467,872	(92,796)	-	(92,796)
Gain on settlement of accounts payable	372,415	15,972	388,387	-	-	-
Gain on deconsolidation	-	-	-	4,502,058	-	4,502,058
Debt default penalty	-	-	-	-	-	-
Other income/(expense)	17,523	(2,442)	15,081	(127,059)	8,364	(118,695)
Total other income/(expense)	40,690	(99,711)	(59,021)	4,004,390	(185,855)	3,818,535
INCOME/(LOSS) BEFORE INCOME TAXES	(629,621)	242,327	(387,294)	2,531,453	(1,547,306)	984,147
Income tax expense	(206,690)	-	(206,690)	-	-	-
NET INCOME/(LOSS)	$(836,311)	$242,327	$(593,984)	$2,531,453	$(1,547,306)	$984,147

	For the Nine Months Ended December 31,
	2020			2019
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$2,830,932	$2,830,932	$-	$2,905,582	$2,905,582
Cost of goods sold	-	(1,947,225)	(1,947,225)	-	(3,731,996)	(3,731,996)
Gross profit/(loss)	-	883,707	883,707	-	(826,414)	(826,414)
General and administrative expenses	1,677,482	447,885	2,125,367	4,555,633	1,950,541	6,506,174
INCOME/(LOSS) FROM OPERATIONS	(1,677,482)	435,822	(1,241,660)	(4,555,633)	(2,776,955)	(7,332,588)
OTHER INCOME/(EXPENSE)
Interest expense	(1,249,994)	(374,383)	(1,624,377)	(942,750)	(568,027)	(1,510,777)
Loss on amendment to line of credit	(650,000)	-	(650,000)	-	-	-
Gain/(loss) on extinguishment	467,872	-	467,872	(216,954)	-	(216,954)
Gain on settlement of accounts payable	372,415	15,972	388,387	-	-	-
Gain on deconsolidation	-	-	-	4,502,058	-	4,502,058
Debt default penalty	(286,059)	-	(286,059)	-	-	-
Other income/(expense)	14,149	(79,890)	(65,741)	89,806	(14,886)	74,920
Total other income/(expense)	(1,331,617)	(438,301)	(1,769,918)	3,432,160	(582,913)	2,849,247
INCOME/(LOSS) BEFORE INCOME TAXES	(3,009,099)	(2,479)	(3,011,578)	(1,123,473)	(3,359,868)	(4,483,341)
Income tax expense	(234,564)	-	(234,564)	-	-	-
NET INCOME/(LOSS)	$(3,243,663)	$(2,479)	$(3,246,142)	$(1,123,473)	$(3,359,868)	$(4,483,341)

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Discontinued Operations - Revenues and Expenses (continued)

The components of revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three and nine months ended December 31, 2020 and 2019 were as follows:

	For the Three Months Ended December 31,
	2020			2019
	GB Sciences Louisiana, LLC	Nevada Subsidiaries	Total Discontinued Operations	GB Sciences Louisiana, LLC	Nevada Subsidiaries	Total Discontinued Operations
Sales revenue	$-	$1,015,464	$1,015,464	$192,070	$254,131	$446,201
Cost of goods sold	-	(596,362)	(596,362)	(193,915)	(675,933)	(869,848)
Gross profit/(loss)	-	419,102	419,102	(1,845)	(421,802)	(423,647)
General and administrative expenses	-	77,064	77,064	666,042	271,762	937,804
INCOME/(LOSS) FROM OPERATIONS	-	342,038	342,038	(667,887)	(693,564)	(1,361,451)
OTHER EXPENSE
Interest expense	-	(113,241)	(113,241)	(52,769)	(141,450)	(194,219)
Gain on settlement of accounts payable	-	15,972	15,972		-	-
Other income/(expense)	-	(2,442)	(2,442)	-	8,364	8,364
Total other expense	-	(99,711)	(99,711)	(52,769)	(133,086)	(185,855)
INCOME/(LOSS) BEFORE INCOME TAXES	-	242,327	242,327	(720,656)	(826,650)	(1,547,306)
Income tax expense	-	-	-	-	-	-
NET INCOME/(LOSS)	$-	$242,327	$242,327	$(720,656)	$(826,650)	$(1,547,306)

	For the Nine Months Ended December 31,
	2020			2019
	GB Sciences Louisiana, LLC	Nevada Subsidiaries	Total Discontinued Operations	GB Sciences Louisiana, LLC	Nevada Subsidiaries	Total Discontinued Operations
Sales revenue	$-	$2,830,932	$2,830,932	$569,077	$2,336,505	$2,905,582
Cost of goods sold	-	(1,947,225)	(1,947,225)	(574,544)	(3,157,452)	(3,731,996)
Gross profit/(loss)	-	883,707	883,707	(5,467)	(820,947)	(826,414)
General and administrative expenses	-	447,885	447,885	1,292,613	657,928	1,950,541
INCOME/(LOSS) FROM OPERATIONS	-	435,822	435,822	(1,298,080)	(1,478,875)	(2,776,955)
OTHER EXPENSE
Interest expense	-	(374,383)	(374,383)	(178,140)	(389,887)	(568,027)
Gain on settlement of accounts payable	-	15,972	15,972	-	-	-
Other expense	-	(79,890)	(79,890)	-	(14,886)	(14,886)
Total other expense	-	(438,301)	(438,301)	(178,140)	(404,773)	(582,913)
INCOME/(LOSS) BEFORE INCOME TAXES	-	(2,479)	(2,479)	(1,476,220)	(1,883,648)	(3,359,868)
Income tax expense	-	-	-		-	-
NET INCOME/(LOSS)	$-	$(2,479)	$(2,479)	$(1,476,220)	$(1,883,648)	$(3,359,868)

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Discontinued Operations - Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. Inventory is included in current assets from discontinued operations in the Company's unaudited condensed consolidated balance sheets at December 31, 2020 and March 31, 2020.

	December 31, 2020	March 31, 2020

Raw materials	$2,573	$91,465
Work in progress	1,008,164	1,166,511
Finished goods	651,736	466,319
Subtotal	1,662,473	1,724,295
Allowance to reduce inventory to net realizable value	-	(278,456)
Total inventory, net	$1,662,473	$1,445,839

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

All finance lease costs recorded in the Company's unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2020 and 2019 relate to discontinued operations. During the nine months ended December 31, 2020, finance lease costs included in discontinued operations were $428,487, of which $312,463 represents interest expense and $116,024 represents amortization of the right-of-use assets.

Amortization of lease assets is included in income/(loss) from discontinued operations. As of December 31, 2020, there are no operating or finance lease obligations included in continuing operations. The future minimum lease payments of lease liabilities as of December 31, 2020, from discontinued operations are as follows:

Year Ending
March 31,	Finance Leases

2021 (3 months)	$135,061
2022	544,296
2023	560,625
2024	577,444
2025	594,767
Thereafter	3,781,102
Total minimum lease payments	6,193,295
Less: Amount representing interest	(2,627,673)
Present value of minimum lease payments	3,565,622
Less: Current maturities of capital lease obligations	(135,918)
Long-term capital lease obligations	$3,429,704

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 4 – Leases (Continuing Operations)

As a result of the adoption of ASC 842, certain real estate and equipment operating leases were recorded on the balance sheet with a lease liability and right-of-use asset ("ROU"). Application of this standard resulted in the recognition of ROU assets of $182,624, net of accumulated amortization, and a corresponding lease liability of $190,173 at the April 1, 2019, the date of adoption. Accounting for finance leases is substantially unchanged.

Operating leases are included in discontinued operations under operating right-of-use assets, net and operating lease obligations, short and long term on the unaudited condensed consolidated balance sheets. Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet.

There are no finance leases included in continuing operations. Operating lease costs included in continuing operations were $3,243, of which $1,242 represents interest expense and $2,001 represents amortization of the right-of-use assets. As of December 31, 2020, all of the Company's operating leases have terminated, and there are no right-of-use assets or operating or finance lease obligations included in continuing operations.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

To date, the company has made principal payments totaling $330,555 and the principal balance of the note was $369,445 at December 31, 2020. During the nine months ended December 31, 2020, the Company recorded interest expense of $13,929 related to amortization of the note discount. The remaining unamortized discount as of December 31, 2020 was $0.

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

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 11), the Company entered into a promissory note and received a line of credit for up to $470,000 from the purchaser of the Company's membership interest in its Nevada facilities. The purpose of the line of credit is to supply working capital for the Nevada operations. The note matures upon the close of the sale of membership interests. As of December 31, 2020, the Company has received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the Line of Credit limit by $15,000. The Company accrued interest of $29,200 on the line of credit for the nine months ended December 31, 2020, and the balance of the line of credit was $485,000 at December 31, 2020. The note and related interest expense are included in discontinued operations. Upon the close of the sale of the Teco Facility all principal and interest due under the line of credit will be considered satisfied in full.

8% Note Payable dated May 7, 2020

On May 7, 2020, the Company received $135,000 cash from an investor, net of $15,000 in brokerage fees, and issued a $150,000 promissory note. The note bears interest at a rate of 8.0% per annum. The note was to be repaid upon the first proceeds received from the $8,000,000 promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC (Note 10), or from the proceeds of the sale of the Teco Facility (Note 11). As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $150,000. During the nine months ended December 31, 2020, the Company recorded interest expense of $154,964 related to the note consisting of accrued interest of $4,964 and $150,000 related to amortization of the note discount. The Company paid $154,964 on October 5, 2020 in full satisfaction of the note.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

8% Line of Credit dated July 24, 2020

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility (Note 11). The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. The balance outstanding under the note plus accrued interest may be repaid at any time prior to the close of the sale of the Teco facility.

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility (Note 11). The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e. such advances will be considered advance payments of the $4,000,000 cash purchase price. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 (two times $325,000 in addition to $325,000 in advances already recorded under the July 24 Note). The Company has received $50,000 in additional advances above $325,000 bringing the total balance to $1,025,000 at December 31, 2020. Interest expense was $5,112 for the nine months ended December 31, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Summary of Notes and Convertible Notes Payable

As of December 31, 2020, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of December 31, 2020
Short-Term Notes Payable	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 5)	$369,445	$-	$369,445
8% Line of Credit dated November 27, 2019 (Note 5)	485,000	-	485,000
8% Line of Credit dated July 24, 2020 (Note 5)	1,025,000	-	1,025,000
6% Convertible promissory notes payable (Note 6)	1,060,000	-	1,060,000
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,271,863	-	1,271,863
Total short-term notes payable	4,211,308	-	4,211,308
Less: Notes payable classified as discontinued operations	(485,000)	-	(485,000)
Total short-term notes payable classified as continuing operations	$3,726,308	$-	$3,726,308

6% Convertible promissory notes payable due September 30, 2023 (Note 6)	197,000	(43,752)	153,248
6% Convertible note payable due December 31, 2023 (Note 6)	150,000	(19,306)	130,694
Total long-term notes payable classified as continuing operations	$347,000	$(63,058)	$283,942

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 6 – Convertible Notes

March 2017 and July 2017 Convertible Note Offerings

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the quarter ended December 31, 2020, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $6,114 on the extended notes during the three months ended December 31, 2020, of which $3,134 represented amortization of the note discount. Accrued interest on the $197,000 extended notes is $41,417 at December 31, 2020.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. The Company is negotiating the terms of an extension with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense during the nine months ended December 31, 2020 was $191,191, of which $143,273 represents amortization of the note discount. Accrued interest on the $1,060,000 notes was $212,591 at December 31, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
December 31, 2020
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

On December 29, 2020, the Company entered into the Omnibus Amendment (Note 11), and the note holder agreed to cease interest accrual on the CSW Note after November 30, 2020. During the nine months ended December 31, 2020, we recorded interest expense of $477,500 related to the CSW Note and its amendments consisting of $68,019 in stated interest and $409,481 related to amortization of the note discount. As of December 31, 2020, the carrying amount of the CSW Note was $1,271,863, and there is no remaining unamortized discount. The total outstanding balance of $1,416,857 principal and accrued interest will reduce the $4,000,000 cash payment received by the Company upon the close of the sale of the Teco Facility (Note 11), and no further interest expense is to be accrued under the CSW Note.

8% Convertible Promissory Note dated April 23, 2019

On April 23, 2019, the Company entered into the Note Purchase Agreement with Iliad Research and Trading, L.P. ("Iliad") and issued an 8% Convertible Promissory Note with a face value of $2,765,000. The Note was issued with original issue discount of $265,000 and is convertible into shares of the Company’s common stock at a price of $0.17 per share at the option of the note holder at any time until the Note is repaid. The Note matured on April 22, 2020. A total discount of $440,000 was recorded on the note, which includes $265,000 of original issue discount and $175,000 in fees paid to brokers.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Upon the occurrence of the default, the principal and accrued interest balances outstanding increased by 10%. As the result of the default, Company recorded an expense of $9,559 related to a 10% increase in the accrued interest balance, which is recorded in interest expense, and $276,500 related to the 10% increase in the principal balance, which is recorded in debt default penalty and other expense.

On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. The lawsuit further sought to compel the Company to participate in arbitration pursuant to the arbitration provisions contained within the Note Purchase Agreement and to prohibit the Company to raise funds through the issuance of its common stock unless the note is paid in full simultaneously with such issuance. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594 plus reasonable attorney's fees and costs and accrued post-judgment interest at the default rate of 15% per annum.

On November 20, 2020, the Company, Iliad, and Wellcana Plus, LLC entered into the Judgment Settlement Agreement, whereby Iliad agreed to discharge all amounts owed to it upon receipt of payment totaling $3,006,014 directly from the proceeds of the Wellcana Note Receivable (Note 10) on or before December 8, 2020. On December 8, 2020, Wellcana failed to close the transaction. On December 9, 2020, the Company entered into a letter agreement with Iliad extending the Judgment Settlement agreement in exchange for payment of $25,000 plus $25,000 per week until the payment totaling $3,006,014 is received by Iliad, with such payments not reducing the amount owed under the Judgment Settlement Agreement. On December 16, 2020, Wellcana made payment of the full amount owed to the Company, of which $3,006,014 was paid directly to Iliad in full satisfaction of the Judgment Settlement Agreement. On December 18, 2020, Iliad filed a Satisfaction of Judgment in the Third Judicial District Court of Salt Lake County in the State of Utah, and the Company has no further obligations to Iliad.

During the nine months ended December 31, 2020, interest expense related to the Iliad Note was $379,956, of which $29,831 relates to amortization of the note discount, $140,833 relates to accrued interest prior to the judgment, and $209,292 was accrued post-judgment interest. The Company also recorded $25,000 in other expense as the result of the letter agreement to extend the Judgment Settlement Agreement. As of the date of final payment, the outstanding judgment balance of $3,264,594 plus accrued post-judgment interest of $209,292 totaled $3,473,886, and the Company recorded a gain on extinguishment of $467,872.

December 2020 $500,000 6% Convertible Note Offering

On December 18, 2020, the Company began an offering of up to $500,000 of 6.0% convertible notes for the purpose of  funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request and will mature on December 31, 2023.

Prior to December 31, 2020, the Company has issued $150,000 in convertible notes under the note raise. The conversion price exceeded the closing stock price on the date of issuance and no beneficial conversion feature was recorded. The Company received cash of $130,500, net of issuance costs, and recorded a discount on convertible notes of $19,500. Interest expense was $514 for the nine months ended December 31, 2020, of which $194 relates to amortization of the note discount. Accrued interest was $320 at December 31, 2020.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 7 – Capital Transactions

Sale of Common Stock and Exercise of Warrants

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 8,277,851 warrants during the nine months ended December 31, 2020 and received proceeds of $224,824, net of brokerage fees of $(24,983).

During the nine months ended December 31, 2020, the Company granted 3,500,000 immediately-vesting options to purchase one share of the Company's Common Stock at the price of $0.05 per share for a period of ten years as compensation to a scientist and researcher for drafting and filing U.S. and international patents. The options were valued at $168,000 using the Black-Scholes model.

During the nine months ended December 31, 2020, the Company issued a total of 788,000 warrants to convertible note holders with a term of three years and an exercise price of $0.10 per share in exchange for a three-year extension of notes having an aggregate principal balance of $197,000. Using the Black-Scholes model, the Company valued the warrants at $13,396 (Note 6).

On November 16,2020, the Company entered into a Severance Agreement with Leslie Bocskor, a former member of the Board of Directors, and re-priced 450,000 options held by the director to that day's closing share price of $0.03. The term of the options was extended to November 16, 2025 from June 1, 2023. Using the Black-Scholes Model, the Company valued the options at $4,950 immediately prior to the modification and at $11,250 immediately after the modification, and the Company recorded share-based compensation expense of $6,300.

On December 7, 2020, the Board of Directors approved the issuance of warrants to purchase a total of 3,500,000 shares of the Company's common stock at $0.04 per share for a term of ten years to current employees and directors. The Company valued the warrants at $133,000 using the Black-Scholes Model and recorded share-based compensation expense of $133,000 related to the warrants.

On December 15, 2020, the Board of Directors approved the issuance of options to purchase a total of 3,250,000 shares of the Company's common stock at $0.05 per share for a term of ten years to current employees and directors. The options vest one-third upon grant, one-third after one year of service, and one-third after two years of service. The Company valued the options at $156,000 using the Black-Scholes Model and recorded share-based compensation expense of $58,500 related to the options for the nine months ended December 31, 2020. Remaining unrecognized compensation cost related to the options was $97,500 at December 31, 2020.

On December 15, 2020, the Board of Directors approved the re-pricing of 6,050,000 options held by current employees to an exercise price of $0.05, the closing stock price on that date. All of the options subject to the modification were fully vested. Using the Black-Scholes Model, the Company valued the options at $199,600 immediately prior to the modification and at $250,650 immediately after the modification, and the Company recorded share-based compensation expense of $51,050.

At December 31, 2020, 67,074,495 warrants at exercise prices ranging from $0.08 to $1.00 per share and 18,916,334 options with a weighted average exercise price of $0.19 remain outstanding.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 8 – Commitments and Contingencies

On September 18, 2017 GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences.

The contract includes the Company’s commitment to make an annual research investments of $500,000 to the LSU AgCenter. The Company initially retained its 50% interest in the research relationship with LSU after the sale of its membership interest in GB Sciences Louisiana, LLC (Note 10), and accordingly remained obligated for $250,000 of the $500,000 annual research investment for three years, or a total commitment of $750,000. On August 4, 2020, the Company received its first payment under the Wellcana Note Receivable, net of the $250,000 research contribution due for the twelve month period ended September 30, 2020, and our commitment for that twelve month period was paid by the purchaser with the funds withheld from the note payment.

On August 24, 2020, the Company entered into a letter agreement with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the purchaser assumed the annual $250,000 research contribution commitment to LSU and the Company retains no rights in the intellectual property developed under the research relationship (Note 10).

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

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,014 pursuant to the Judgment Settlement Agreement (Note 6).

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demanded payment of $73,050 for the services provided. On September 17, 2020, the Company entered into a Mutual Compromise, Settlement, and Release Agreement with the contractor and made payment of $25,000 in full satisfaction of the alleged debt and reduced the cost of the related fixed asset by $48,050.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 9 – Related Party Transactions

As of December 31, 2020 the Company was indebted to officers of the Company for a total of $276,484 in unpaid compensation.

On November 16, 2020, the Company entered into a Severance Agreement with Leslie Bocskor, a former member of the Board of Directors and made payment of $20,000 of Mr. Bocskor's unpaid compensation. The Company agreed to pay the remaining balance of $60,411 owed to Mr. Bocskor in installments of $5,000 per month until paid in full. The remaining balance owed to Mr. Bocskor at December 31, 2020 was $55,411.

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

Note 10 – Sale of Membership Interests in GB Sciences Louisiana, LLC

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with Wellcana Plus, LLC ("Wellcana"). In consideration for the sale of its 50.01% controlling membership interest in GB Sciences Louisiana, LLC (“GBSLA"), the Company received an $8,000,000 Promissory Note  ("Wellcana Note") with the potential to receive up to an additional $8,000,000 in earn-out payments.The Company has presented GBSLA as discontinued operations since November 2019.

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company would receive payments totaling $5,224,423, including the repayment of a note payable to related party of $151,923, the forgiveness by Wellcana of $172,500 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments were to be considered satisfied in full. Wellcana will assume the annual $250,000 research contribution commitment to LSU (Note 8), and the Company will retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020 to $500,000. As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable of $1,895,434 for the year ended March 31, 2020.

The Company received payments from Wellcana totaling $550,000 in August and September of 2020, which in combination with the repayment of a note payable to related party of $151,923 and the $172,500 liabilities assumed by Wellcana reduced the final payment owed under the letter agreement to $4,350,000.

On October 15, 2020 the Company was notified that Wellcana would be unable to close the payment of $4,350,000 by October 15, 2020, and the parties entered into a letter agreement, which extended the due date of the final $4,350,000 payment to December 8, 2020. The letter agreement also required Wellcana to provide proof of $4,350,000 in funds and an escrow deposit of $250,000, which was to be released to the Company in the event that Wellcana were unable to make the $4,350,000 payment on or before December 8, 2020. On October 24, 2020, the parties entered into the Escrow Agreement and Wellcana made the $250,000 escrow payment on October 29, 2020.

On December 8, 2020, Wellcana failed to make the payment and the $250,000 escrow deposit was disbursed to the Company. The Company retained $50,000 of the escrow disbursement as compensation for Wellcana's failure to meet the agreed-upon deadline of December 8, 2020, which is recorded in other income, and did not offset that amount against the $4,350,000 balance owed by Wellcana. On December 16, 2020, Wellcana made payment of the remaining balance of $4,150,000, satisfying its obligations to the Company in full.

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the preexisting lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019 (Note 6). Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. As of the date of this report, the Company has received advances totaling $375,000 under the July 24 Note (Note 5).

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility (Note 11). The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 to $3,025,000 and any advances made to the Company above $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, rather than reducing the note receivable by three times the amount of the balance outstanding. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued an expense of $650,000 to increase the balance outstanding under the July 24 Note to three times $325,000, to total $1,025,000, which will offset the $4,000,000 note receivable that the Company will receive upon close of the sale of the Teco Facility.

The Omnibus Amendment also amends the Management Services Agreement to provide that no further management fees will accrue after November 30, 2020. As of December 31, 2020, the Company has accrued $850,000 which will reduce the $4,000,000 in cash proceeds received upon the close of the sale. The form of the note receivable that the Company will receive on close was amended to accelerate payments such that the Company will receive payment in full within three years rather than over 5 1/2 years.

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

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. As consideration for the transfer of the license and membership interest in GB Sciences Nopah, LLC, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah License. The $300,000 purchase price will be applied as a reduction to the balance of the 0% Note payable dated October 23, 2017, which is held by an affiliate of the purchaser of the Nopah license. The transfer of the Nopah License is subject to the same restrictions on license transfers discussed above.

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

GB SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(unaudited)

Note 12 – Subsequent Events

Capital Transactions

Subsequent to December 31, 2020, the Company received warrant exercise notices for 9,701,991 shares at a price of $0.03 per share and received payment totaling $261,938, net of $29,104 in brokerage fees.

Settlement Agreement

On January 2, 2021, the Company entered into the Settlement Agreement with Ksenia Griswold, its former Chief Financial Officer and Chief Operating Officer, and agreed to pay Ms. Griswold $57,000 in full satisfaction of $114,000 of unpaid severance compensation. The Company made the payment of $57,000 on January 4, 2020.

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

Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) seeks to be a phytomedical research and biopharmaceutical drug development company whose goal is to create patented formulations of plant-inspired, complex therapeutic mixtures that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, complex therapeutic mixtures based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of cannabinoid medicine intellectual property, critical research contracts, and key supplier arrangements. GBSGB’s intellectual property covers a range of conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, seven USPTO nonprovisional patent applications pending in the US, and three provisional patent applications in the US, as detailed in the patent chart below. In addition to the USPTO patents and patent applications, the company has filed 29 patent applications internationally to protect its proprietary technology. We expect to file additional patent applications in the near term to further protect aspects of our proprietary drug discovery engine, PhAROS™. PhAROS™ stands for “Phytomedical Analytics for Research Optimization at Scale."

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

Plan of Operation

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through its wholly-owned, Canadian subsidiary, GBS Global Biopharma, Inc. ("GBSGB"), the Company has conducted ground-breaking research embracing the rational design of plant-based medicines led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer and Director, and Dr. Helen Turner, Vice President of Innovation and Dean of the Natural Sciences and Mathematics Department at Chaminade University.  Small-Howard and Turner posited that complex mixtures of plant-based ingredients would provide more targeted and effective treatments for specific disease conditions than either single ingredient or whole plant formulations.  They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain.

GBSGB’s drug discovery engine involves both high throughput screening of cell models of disease and a data analytics/machine learning tool to expedite drug discovery. Initially, GBSGB explored the potential medical uses of specific mixtures derived from cannabis-based raw materials, but these tools are also effective for investigating the medical applications of complex therapeutic mixtures from any plant-derived starting material. In 2014, GBSGB developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes against cell-based models of diseases. This process has identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain. GBSGB has filed for patent protection on these plant-inspired, complex therapeutic mixtures, and they are testing them in disease-specific animal models in preparation for human trials.

GBSGB’s drug discovery process combines: 1) HTS: high throughput screening of tens of thousands of combinations of compounds derived from plants in well-established cellular models of diseases, and 2) PhAROS™: Phytomedical Analytics for Research Optimization at Scale for the prediction of complex therapeutic mixtures from plant-based materials. This combined approach to drug discovery increases research efficiency and accuracy reducing the time from ideation to patenting from 7 years to 1.5 years. Screening of plant-based mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring plants and the use of live models for these diseases that have been well established by other researchers. First, the Company finds plant materials that show some therapeutic activity, and then refines these natural mixtures to optimize their effectiveness in cellular assays by removing compounds that do not act synergistically with the others in the mixtures. The Company also use its PhAROS™ Platform to prioritize and eliminate some potential combinations, which reduces the time in the discovery period. PhAROS™ can also be used to predict plant-derived, complex therapeutic mixtures for specific diseases in silico, which are then tested in the cell models.

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients ("APIs"). GBSGB has three issued patents and a series of pending patents containing cannabis-derived complex mixtures that act as therapeutic agents for specific disease categories, as described below. GBSGB’s pending patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures.

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both its drug discovery research and product development programs. Our lead pharmaceutical programs in both Parkinson’s disease and chronic neuropathic pain are now in preclinical animal studies with Dr. Lee Ellis of the National Research Council ("NRC") Canada in Halifax, Nova Scotia. Our complex therapeutic mixtures for the treatment of Cytokine Release Syndrome in COVID-19 and other severe hyperinflammatory conditions are now being tested in preclinical studies with Dr. Norbert Kaminski at Michigan State University. In addition, the two patents which protect GBSGB’s formulations in our lead development programs have been issued by the US Patent and Trademark Office ("USPTO"). On December 8, 2020, our third US patent was issued on complex therapeutic mixtures for the treatment of the hyper inflammatory condition, Mast Cell Activation Syndrome ("MCAS"). Achieving these significant milestones is driving interest in these novel therapeutic programs.

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

The three patents which protect formulations in the Company’s lead therapeutic programs have been issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using GBSGB’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease. This was an important milestone in the development of these vitally-important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications.

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

Five USPTO Patents Issued and Three International Patents Issued

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES

U.S. Patent Number:	10,653,640	Expiration date:	October 23, 2038
Issued:	May 19, 2020	Inventors:	Andrea Small-Howard et al.

U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1

U.S. Patent Number:	10,709,670	Expiration date:	May 22, 2038
Issued:	July 14, 2020	Inventors:	Andrea Small-Howard, et al.

GBSGB’s MCCMs are protected in the U.S. for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis.

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Number:	10,857,107	Expiration date:	January 31, 2038
Issued:	December 8, 2020	Inventors:	Andrea Small-Howard et al.

U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS).

Title: METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY

Inventor:	Alexander Stokes	Assignee:	University of Hawai'i
U.S. Patent Number:	9,084,786	Issued:	July 21, 2015
U.S. Patent Number:	10,137,123	Issued:	November 27, 2018
E.U. Patent Number:	2,635,281	Issued:	March 14, 2018
Hong Kong Patent Number:	14102182.8	Issued:	March 14, 2018

GBSGB has sublicensed from Makai Biotechnology, LLC these two issued USPTO patents and two issued international patents for the prevention and treatment of heart failure due to cardiac hypertrophy through therapeutic regulation of TRPV1.

Title: METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION
Spain Patent Number:	ES2582287	Inventors:	Lucia Martin Banderas, Mercedes Fernandez Arevalo, Esther Berrocoso Dominguez, Juan Antonio Mico Segura
Issued:	September 29, 2017	Assignees:	Universidad de Sevilla, Universidad de Cadiz, Centro de Investigacion Biomedica En Red

Exclusive worldwide license held by GBS Global Biopharma, Inc. Claims benefit of Spanish Patent Application No. P201500129 (Pub. No. ES 2582287). GBSGB holds the exclusive rights to commercialize these cannabinoid-containing, time-released, oral nanoparticles for the treatment of neuropathic pain.

Ten USPTO and Thirty-Five International Patent Applications Pending

In addition to the issued patents listed above, GBSGB's intellectual property portfolio includes a total of ten USPTO and thirty-five international patents pending:

Title	Jurisdiction	Application Number	Other International Applications Filed
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES	US	USPTO 16/844,713 PCT/US2017/055989	AU, CA, CN, EP, HK, IL, JP
MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1	US	USPTO 16/878,295 PCT/US2018/033956	AU, CA, CN, EP, HK, IL, JP
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS	US	USPTO 17/065,400 PCT/US2018/016296	AU, CA, CN, EP, HK, IL, JP
TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES	US	USPTO 16/420,004 PCT/US2019/033618	AU, CA, CN, EP, HK, IL, JP
THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS	US	USPTO 16/686,069 PCT/ES2019/070765
TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1	US	USPTO 16/914,205 PCT/US2020/039989
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS	US	USPTO 63/067,269 (provisional)
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS	US	USPTO 63/067,269 (provisional)
IN SILICO META-PHARMACOPEIA ASSEMBLY FROM NON-WESTERN MEDICAL SYSTEMS USING ADVANCED DATA ANALYTIC TECHNIQUES TO IDENTIFY AND DESIGN PHYTOTHERAPEUTIC STRATEGIES	US	USPTO 63/091,816 (provisional)
METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY	EU	EPO 3,348,267	IN, CN
METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION	WIPO/PCT	WIPO 2016/128591 PCT/ES2016/000016	EU, CA

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

GBSGB currently has on-going research agreements with the following institutions covering the indicated areas of research:

Chaminade University: Broad-based research program to support the drug discovery platform that has yielded many of GBSGB’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic pain and chronic pain. They have also performed the bioassay portion of the Cannabis Metabolomics study performed with the University of Athens, Greece and GBSGB.

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

Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). Although combination antiretroviral therapy keeps symptoms for most HIV-patients well controlled, between 40% and 70% of these well-controlled HIV patients end up with HAND symptoms that range from movement disorders to dementia-like symptoms. The results from this work were included in a new patent application that will be filed in Q3 of 2020. In addition, MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of COVID-19 deaths. The new patent application for our novel, cannabinoid-containing complex mixtures (CCCM™) for the treatment of hyperinflammation and cytokine storm syndrome in COVID-19 patients was filed August 18, 2020.

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

Other Operations

In addition to our key biopharmaceutical research and development activities described in detail above, the Company has operated in the medical and adult-use cannabis markets under State-issued cultivation and production licenses.  Our wholly owned subsidiary GB Sciences Nevada, LLC (“GBSN”) leases a warehouse facility at 3550 W. Teco Avenue, Las Vegas Nevada (the "Teco Facility") and operates a cannabis cultivation facility under Nevada licenses for the medical and adult-use markets. Our wholly owned subsidiary GB Sciences Las Vegas, LLC ("GBLV") holds Nevada certificates for medical and adult-use cannabis production and produces extracts and concentrates for the wholesale market.

On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4.0 million cash upon close and will receive a $4.0 million 8% promissory note to be paid in monthly installments over 36 months.

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

The sales of the Teco Facility and Nopah are expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium from October 2019 through August of 2020, and the processing of license transfers has been further delayed by the COVID-19 pandemic. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

General and administrative expenses	$670,311	$1,472,937	$1,677,482	$4,555,633
LOSS FROM OPERATIONS	(670,311)	(1,472,937)	(1,677,482)	(4,555,633)
OTHER INCOME/(EXPENSE)
Interest expense	(167,120)	(277,813)	(1,249,994)	(942,750)
Loss on amendment to line of credit	(650,000)	-	(650,000)	-
Gain/(loss) on extinguishment	467,872	(92,796)	467,872	(216,954)
Gain on settlement of accounts payable	372,415	-	372,415	-
Gain on deconsolidation	-	4,502,058	-	4,502,058
Debt default penalty	-	-	(286,059)	-
Other income/(expense)	17,523	(127,059)	14,149	89,806
INCOME/(LOSS) BEFORE INCOME TAXES	(629,621)	2,531,453	(3,009,099)	(1,123,473)
Income tax expense	(206,690)	-	(234,564)	-
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$(836,311)	$2,531,453	$(3,243,663)	$(1,123,473)

Comparison of the Three and Nine Months Ended December 31, 2020 and 2019

General and Administrative Expenses

General and Administrative Expenses decreased by $(802,626) to $670,311 for the three months ended December 31, 2020, compared to $1,472,937 for the three months ended December 31, 2019. General and Administrative Expenses decreased by $(2,878,151) to $1,677,482 for the nine months ended December 31, 2020, compared to $4,555,633 for the nine months ended December 31, 2019.The decrease in both periods is largely attributable to a company-wide initiative to reduce general and administrative costs, including a substantial reduction in the number of employees involved in administrative functions.

Interest Expense

Interest expense decreased by $(110,693) to $167,120 for the three months ended December 31, 2020, compared to $277,813 in the prior year quarter. The decrease is primarily attributable to $170,994 of interest income recorded in the prior year quarter related to the Wellcana Note Receivable compared to $0 in the current year quarter.

Interest expense increased by $307,244 to $1,249,994 for the nine months ended December 31, 2020, compared to $942,750 for the nine months ended December 31, 2019. The increases in both periods are attributable to increased average debt balances outstanding, totaling approximately $7,000,000 outstanding (prior to the payoff of the Iliad Note) during the nine months ended December 31, 2020, compared to approximately $5,000,000 during the nine months ended December 31, 2019, and to an increased penalty interest rate of 15% on the note payable to Iliad Research and Trading, L.P. due to the Company's default on that note.

Loss on Amendment to Line of Credit

During the nine months ended December 31, 2020, the Company recorded $650,000 in expense related to the December 29, 2020 modification of the July 24, 2020 Line of Credit payable to AJE Management, LLC as the result of the Omnibus Amendment agreement.

Gain and Loss on Extinguishment

During the three and nine months ended December 31, 2020, the Company recorded a gain on extinguishment of $467,872 related to the discounted payoff of the convertible note payable to Iliad Research and Trading, L.P. pursuant to the Judgment Settlement Agreement. During the nine months ended December 31, 2019, the Company recorded losses on extinguishment of  $216,954 related to modifications of the convertible note payable to CSW Ventures, L.P.

Gain on Settlement of Accounts Payable

During the three and nine months ended December 31, 2020, the Company recorded gains totaling $372,415 related to the settlement with vendors of accounts payable for less than the full balance owed. The full amount owed to each vendor was accrued in accounts payable during prior periods.

Gain on Deconsolidation

During the three and nine months ended December 31, 2019, the Company recorded a gain on deconsolidation of $4,502,058 related to the sale of its membership interests in GB Sciences Louisiana, LLC.

Other Income and Expense

Other income was $17,523 for the three months ended December 31, 2020. Other income for the current year quarter primarily relates to income of $50,000 received by the Company as compensation for Wellcana's failure to close the buyout of the Company's note receivable on or before the agreed-upon date of December 8, 2020, offset by other expense of $25,000 paid to Iliad Research and Trading, L.P for an extension of the Judgment Settlement Agreement and various other minor expenses. Other expense of $127,059 for the three months ended December 31, 2019 relates to the induced conversion of a portion of the convertible note payable to Iliad Research and Trading, L.P. at lower-than-market rates.

Other income was $14,149 for the nine months ended December 31, 2020, compared to other income of $89,806 for the nine months ended December 31, 2019. The change is attributable to a $200,000 other income item in the prior year related to the return of cash to the Company that had been seized during transportation , offset by the $127,059 induced conversion expense discussed above.

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

In continuing operations at  December 31, 2020, cash was $771,064, other current assets excluding cash were $40,225, and our working capital deficit was $(7,104,610). Current liabilities in continuing operations were $7,915,899 and consisted principally of $1,456,695 in accounts payable, $1,573,455 in accrued liabilities, $3,726,308 in notes and convertible notes payable, $331,895 in indebtedness to related parties, and $827,546 in income tax payable. At December 31, 2020, current assets from discontinued operations were $2,084,877, current liabilities from discontinued operations were $1,115,379, and working capital from discontinued operations was 969,498.

At March 31, 2020, continuing operations included a cash balance of $2,406, other current assets excluding cash were $5,243,199, and our working capital deficit was $(4,234,072). Current liabilities in continuing operations were $9,479,677, which consisted principally of $1,913,049 in accounts payable, $1,180,483 in accrued liabilities, $5,054,728 in notes and convertible notes payable, $586,512 of indebtedness to related parties, a note payable to related party of $151,923, and $592,982 in income taxes payable. At March 31, 2020, current assets from discontinued operations were $1,755,275, current liabilities from discontinued operations were $1,406,080, and working capital from discontinued operations was $349,195.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $(1,253,180) including $21,098 provided by discontinued operations for the nine months ended December 31, 2020, compared to $(4,248,291) including $(1,533,341) used in discontinued operations for the nine months ended December 31, 2019. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2020, $4,594,621 was provided by investing activities, net of $(131,302) used in discontinued operations. Cash provided by investing activities of continuing operations consisted of $5,051,923 in proceeds from a note receivable and was offset by $(326,000) paid to acquire intangible assets. During the nine months ended December 31, 2019, the Company used $(538,784) of cash in investing activities, including $(446,922) used in discontinued operations. The cash used in investing activities of continuing operations during the nine months ended December 31, 2019 was primarily for the acquisition of intangible assets.

Financing Activities

During the nine months ended December 31, 2020, cash flows used in financing activities totaled $(2,571,850) , including $(129,237) used in discontinued operations. Cash flows used in financing activities of continuing operations related primarily to principal payments of notes payable in the amount of $(3,156,014), brokerage fees of $(24,983),and debt issuance fees of $(34,500), offset by $249,807 in proceeds from warrant exercises, $300,000 in proceeds from the issuance of notes and convertible notes payable, and proceeds from a line of credit of $375,000. Cash provided by financing activities for the nine months ended December 31, 2019 was $4,642,320 including $529,412 from discontinued operations. Cash provided by financing activities in the prior year related primarily to $790,225 in proceeds from the sale of common stock, $1,069,975 in proceeds from warrant exercises, and $2,630,000 in proceeds from issuing convertible notes, offset by $(175,000) in debt issuance fees, $(175,628) of brokerage fees, and $(26,664) principal payments on notes payable.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $(100,650,610) at December 31, 2020. The Company had a working capital deficit of $(6,135,112) at December 31, 2020, net of working capital of $969,498 classified as discontinued operations, compared to $(3,884,877) at March 31, 2020, net of working capital of $349,195 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $(1,253,180) for the nine months ended December 31, 2020, including $21,098 provided by discontinued operations, compared to $(4,248,291) including $(1,533,341) used in discontinued operations for the nine months ended December 31, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

Furthermore, Management believes the COVID-19 pandemic may have a significant impact on the Company's business. The pandemic presents a risk to the global economy, and it is possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials and ability to continue as a going concern. Management has not been able to measure the potential financial impact on the Company and continues to monitor the impact of the pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2020, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2020, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,014 pursuant to the Judgment Settlement Agreement, and on December 18th, 2020 Iliad filed a Satisfaction of Judgment with the District Court.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 8,277,851 warrants during the nine months ended December 31, 2020 and received proceeds of $224,824, net of brokerage fees of $(24,983).

During the nine months ended December 31, 2020, the Company granted 3,500,000 immediately-vesting options to purchase one share of the Company's Common Stock at the price of $0.05 per share for a period of ten years as compensation to a scientist and researcher for drafting and filing U.S. and international patents. The options were valued at $168,000 using the Black-Scholes model.

During the nine months ended December 31, 2020, the Company issued a total of 788,000 warrants to convertible note holders with a term of three years and an exercise price of $0.10 per share in exchange for a three-year extension of notes having an aggregate principal balance of $197,000. Using the Black-Scholes model, the Company valued the warrants at $13,396 (Note 6).

On November 16,2020, the Company entered into a Severance Agreement with Leslie Bocskor, a former member of the Board of Directors, and re-priced 450,000 options held by the director to that day's closing share price of $0.03. The term of the options was extended to November 16, 2025 from June 1, 2023. Using the Black-Scholes Model, the Company valued the options at $4,950 immediately prior to the modification and at $11,250 immediately after the modification, and the Company recorded share-based compensation expense of $6,300.

On December 7, 2020, the Board of Directors approved the issuance of warrants to purchase a total of 3,500,000 shares of the Company's common stock at $0.04 per share for a term of ten years to current employees and directors. The Company valued the warrants at $133,000 using the Black-Scholes Model and recorded share-based compensation expense of $133,000 related to the warrants.

On December 15, 2020, the Board of Directors approved the issuance of options to purchase a total of 3,250,000 shares of the Company's common stock at $0.05 per share for a term of ten years to current employees and directors. The options vest one-third upon grant, one-third after one year of service, and one-third after two years of service. The Company valued the options at $156,000 using the Black-Scholes Model and recorded share-based compensation expense of $58,500 related to the options for the nine months ended December 31, 2020. Remaining unrecognized compensation cost related to the options was $97,500 at December 31, 2020.

On December 15, 2020, the Board of Directors approved the re-pricing of 6,050,000 options held by current employees to an exercise price of $0.05, the closing stock price on that date. All of the options subject to the modification were fully vested. Using the Black-Scholes Model, the Company valued the options at $199,600 immediately prior to the modification and at $250,650 immediately after the modification, and the Company recorded share-based compensation expense of $51,050.

ITEM 3. Defaults Upon Senior Securities

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of 3,006,014 pursuant to the Judgment Settlement Agreement, and on December 18th, 2020 Iliad filed a Satisfaction of Judgment with the District Court.

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

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	Judgment Settlement Agreement between Registrant, Iliad Research and Trading, L.P., and Wellcana Plus, LLC
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

GB SCIENCES, INC.

February 16, 2021	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

February 16, 2021	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)