Form 10-K
period 2021-03-31
GB SCIENCES INC
filed 2021-07-06
CIK 1165320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 2020, was approximately $7.4 million.

Total shares outstanding on July 2, 2021 were 317,012,411.

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

Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a phytomedical research and biopharmaceutical drug development company whose goal is to create patented formulations of plant-inspired, complex therapeutic mixtures for the prescription drug market that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, complex therapeutic mixtures based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary cannabinoid-containing formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, nine USPTO nonprovisional patent applications pending in the US, and one provisional patent application in the US. In addition to the USPTO patents and patent applications, the company has filed 35 patent applications internationally to protect its proprietary technology. We recently filed a provisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

We were incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, stockholders owning a majority of our outstanding common stock approved changing our then name “Signature Exploration and Production Corp.” as our business model had changed.

On April 4, 2014, we changed our name from Signature Exploration and Production Corporation to Growblox Sciences, Inc. Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval, and the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000. Effective August 15, 2019, Shareholders of the Company approved an increase in authorized capital shares from 400,000,000 to 600,000,000.

Business Strategy

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. ("GBSGB"), the Company has conducted ground-breaking research embracing the rational design of plant-based medicines led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer and Director, and Dr. Helen Turner, Vice President of Innovation and Dean of the Natural Sciences and Mathematics Department at Chaminade University.  Small-Howard and Turner posited that complex mixtures of plant-based ingredients would provide more targeted and effective treatments for specific disease conditions than either single ingredient or whole plant formulations.  They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain.

GBSGB’s drug discovery engine involves both high throughput screening of cell models of disease and a data analytics/machine learning tool to expedite drug discovery. Initially, GBSGB explored the potential medical uses of specific mixtures derived from cannabis-based raw materials, but these tools are also effective for investigating the medical applications of complex therapeutic mixtures from any plant-derived starting material. In 2014, GBSGB developed its first rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes against cell-based models of diseases. This process has been refined over the years and now has identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain. GBSGB has filed for patent protection on these plant-inspired, complex therapeutic mixtures, and they are testing them in disease-specific animal models in preparation for human trials.

GBSGB’s drug discovery process combines: 1) HTS: high throughput screening of tens of thousands of combinations of compounds derived from plants in well-established cellular models of diseases, and 2) PhAROS™: Phytomedical Analytics for Research Optimization at Scale for the prediction of complex therapeutic mixtures from plant-based materials. This combined approach to drug discovery increases research efficiency and accuracy reducing the time from ideation to patenting from 7 years to 1.5 years. Screening of plant-based mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring plants and the use of live models for these diseases that have been well established by other researchers. First, the Company finds plant materials that show some therapeutic activity, and then refines these natural mixtures to optimize their effectiveness in cellular assays by removing compounds that do not act synergistically with the others in the mixtures. The Company also use its PhAROS™ Platform to prioritize and eliminate some potential combinations, which reduces the time in the discovery period. PhAROS™ can also be used to identify and predict the efficacy of plant-derived, complex therapeutic mixtures for specific diseases in silico, which are then tested in the cell models.

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

Drug Development Progress

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

Issued Patents

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

GBSGB currently has on-going research agreements with the following institutions covering the indicated areas of research:

Chaminade University: Broad-based research program to support the drug discovery platform that has yielded many of GBSGB’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic and chronic pain. They have also performed the bioassay portion of the Cannabis Metabolomics study performed with the University of Athens, Greece and GBSGB.

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

Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). Although combination antiretroviral therapy keeps symptoms for most HIV-patients well controlled, between 40% and 70% of these well-controlled HIV patients end up with HAND symptoms that range from movement disorders to dementia-like symptoms. The results from this work were included in a new patent application that will be filed in Q3 of 2020. In addition, MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of COVID-19 deaths. The new patent application for our novel, cannabinoid-containing complex mixtures (CCCM™) for the treatment of hyperinflammation and cytokine release syndrome in COVID-19 patients was filed August 18, 2020.

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

Path to Market: Drug Development Stages and Proposed Clinical Trials

GBSGB has plant-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also licensed therapeutic products that the Company intends to develop through partners, labeled Partner Programs.

The completion of pre-clinical studies, clinical trials, and obtaining FDA-approvals for pharmaceutical products is traditionally a long and expensive process. However, GBSGB asserts that its plant-based drug discovery engine, lean development program, novel regulatory strategy, experienced development partners, and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. GBSGB’s original patent applications cover new chemical entities (“NCE”) based on complex combinations of plant-derived compounds. Its Exploratory IND/Phase 0 Program gets the Company to First-in-Man sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study, which compares the efficacies of multiple related cannabis-based formulations, the Company plans to advance the lead drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. GBSGB has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and other scientific researchers to increase developmental efficiencies. If and when one or more of GBSGB’s drugs, therapies or treatments are approved by the FDA, GBSGB will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

There can be no assurance that we will ever be able to enter into any joint ventures or other arrangements with third parties to finance our drug development program or that if we are able to do so, that any of our projected therapies will ever be approved by the FDA. It also may be anticipated that even if we enter into a joint venture development with a financially stable pharmaceutical or institutional partner, we will still be required to raise significant additional capital in the future to achieve the strategic goals of GBSGB. There can be no assurance that we will be able to obtain such additional capital on reasonable terms, if at all. If GBSGB fails to achieve its goal of producing one or more plant-based pharmaceuticals or therapies, it would have a material adverse effect on our future financial condition and business prospects.

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

On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell the Company's membership interest interests in GBSN and GBLV (together, the "Teco Subsidiaries"). In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4,000,000 cash upon close and $4,000,000 in the form of an 8% promissory note.

On November 27, 2019, we entered into a Binding Letter of Intent to sell the Company's 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. The Company will receive $300,000 upon closing, and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah License from the date of the agreement. The $300,000 purchase price will be paid as a reduction to the balance of the 0% Note payable dated October 23, 2017, which is held by an affiliate of the purchaser of the Nopah license.

The sales of the Teco and Nopah Subsidiaries are expected to close upon the successful transfer of the Nevada cannabis cultivation and production licenses held by those subsidiaries. The transfer of cannabis licenses in the State of Nevada has been subject to an indefinite moratorium since October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there were initially 90 requests pending, and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. In addition, the lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

Sale of Membership Interest in GB Sciences Louisiana, LLC

On November 15, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Wellcana Plus, LLC, a Louisiana limited liability company ("Wellcana"), whereby Wellcana would acquire the Company’s 50.01% membership interest (the “Membership Interest”) in GB Sciences Louisiana LLC, a Louisiana limited liability company. Since entering into the agreement, certain modifications of the Agreement were made. It was ultimately agreed that Wellcana would pay the Company $4,900,000 in cash for the Membership Interest. On December 16, 2020, Wellcana made the final payment totaling $4,900,000 which completed the disposition of the Membership Interest.

Competition

The biotech industry is subject to intense and increasing competition. We face potential competition from many different sources, including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, and medical technology companies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Some of our competitors may have substantially greater capital resources, facilities and infrastructure then we have, which may enable them to compete more effectively in this market. These competitors include Cara Therapeutics Inc., Corbus Pharmaceuticals Holdings Inc., Zynerba Pharmaceuticals Inc., Tetra Bio-Pharma, Inc., Revive Therapeutics, Inc., Axim Biotechnologies, Inc., and Emerald BioScience,  Inc., among others.

There are several organizations that may be developing or marketing therapies for the indications that we are pursuing. Many of our competitors, including many of the organizations named above, have substantially greater financial, technical and human resources than we do and significantly greater experience in the development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of competitors.

We believe the key competitive factors that will affect the development and commercial success of our product candidates, if approved for marketing, are likely to be their safety, efficacy and tolerability profile, reliability, convenience of dosing, price and reimbursement from government and third-party payers. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products that broadly address these indications are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

Government Regulation and Federal Policy

Government authorities in the U.S. (including federal, state and local authorities) and in other countries extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

FDA Regulation

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

●completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations. Preclinical testing generally includes evaluation of our product candidates in the laboratory or in animals to characterize the product and determine safety and efficacy;

●submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may begin and must be updated annually;

●performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

●submission to the FDA of a New Drug Application ("NDA") after completion of all pivotal clinical trials;

●a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

●satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with cGMP regulations;

●satisfactory completion of an FDA pre-approval inspection of one or more of the clinical sites at which the clinical trials were conducted;

●at the discretion of the FDA, a public Advisory Committee Meeting where the data is reviewed by experts who discuss the data and give their opinion (which the FDA is not obliged to follow) of the adequacy of the data to support an approval; and

●FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the U.S.

We rely, and expect to continue to rely on third parties for the production, distribution, shipping and storage of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the U.S. is similar to that required in Europe, with the exception of, among other things, country-specific document requirements. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Cannabis Regulation

Although the Company intends to completely divest of its cannabis cultivation and production facilities, which will be complete upon the close of the sale of its Teco and Nopah facilities located in Las Vegas, Nevada, the Company has owned and operated and continues to own subsidiaries that are involved in the manufacturing and distribution of cannabis products under State law. These facilities have been and continue to be subject to prohibition under United States federal law.

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

In contrast to federal policy, the majority of U.S. states, four U.S. territories, and the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and adult recreational use of cannabis. Many other states are considering similar legislation.

Employees

As of March 31, 2021, we had 30 employees, including 16 full-time employees.

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

Our independent auditors’ report for the fiscal years ended March 31, 2021 and 2020 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended March 31, 2021 and 2020 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses and has generated limited revenue since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2021 and 2020, we incurred net losses of $3,725,027 and $12,373,579 respectively, and we had an accumulated deficit of $103,886,232 and $97,387,205 respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

Accordingly, there is a significant risk that we will never be able to generate a return on our investment, and we could lose our entire investment in GBS Global Biopharma, Inc.. Either of such events, would have a material adverse effect on our business prospects and equity value.

There has been limited study on the effects of cannabinoids and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabinoid-based active ingredients.

Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabinoids (such as CBD) remains in relatively early stages. There have been few clinical trials on the benefits of cannabinoids conducted by us or by others, but the number of trials is growing.

Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies we have relied on or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabinoid-containing prescription medicines. However, our proprietary formulations will have been through the rigorous premarket approval process of the US FDA prior to marketing.

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

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. The production and distribution of Schedule One narcotics is subject to Internal Revenue Code Section 280E, which prohibits the Company from deducting any ordinary and necessary business expenses from taxable gross profit related to the sale of cannabis products. Without the deduction of business expenses, it is possible that the Company will owe income taxes while generating losses. If we are unable to pay those taxes we may be subject to penalties and IRS enforcement action.

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

As of March 31, 2021, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2021, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our Articles of of Incorporation authorize the issuance of up to 600,000,000 shares with a par value of $0.0001 per share. As of July 2, 2021, we had 317,012,411 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

Our executive offices, Science and Cultivation divisions are located at 3550 W. Teco Avenue, Las Vegas, NV 89118 under a  lease with ten-year initial term and one option to extend for five years, or until December 31, 2030. The monthly rent payments per the Amended Lease Agreement were $45,020 as of  March 31, 2021. Rent charges increase by 3% on January 1 of each year through the expiration of the lease.

ITEM 3. LEGAL PROCEEDINGS

A nonemployee individual filed a Charge of Discrimination with the Nevada Equal Rights Commission ("NERC") against the Company on April 2, 2019, alleging sexual harassment and retaliatory discharge. The matter was amicably resolved, and the charges against the Company were dismissed on May 11, 2021.

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,014 pursuant to the Judgment Settlement Agreement.

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada, filed by a contractor who had been hired to perform architectural and design services. The lawsuit demanded payment of $73,050 for the services provided. On September 17, 2020, the Company entered into a Mutual Compromise, Settlement, and Release Agreement with the contractor and made payment of $25,000 in full satisfaction of the alleged debt, and the lawsuit was dismissed.

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

Fiscal Year 2021	High ($)	Low ($)
Fourth Quarter	$0.04	$0.13
Third Quarter	0.06	0.03
Second Quarter	0.03	0.03
First Quarter	0.04	0.03

Fiscal Year 2020
Fourth Quarter	$0.05	$0.02
Third Quarter	0.10	0.03
Second Quarter	0.15	0.08
First Quarter	0.19	0.12

As of June 29, 2021, there were 183 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 35,798,809 warrants during the year ended March 31, 2021, and received proceeds of $968,023, net of brokerage fees of $(107,373). The Company recorded inducement dividends totaling $1,591,080 as the difference between the reduced exercise price of the warrants and the stock price on the date of exercise.

During the year ended March 31, 2021, the Company issued a total of 788,000 warrants to convertible note holders with a term of three years and an exercise price of $0.10 per share in exchange for a three-year extension of notes having an aggregate principal balance of $197,000. Using the Black-Scholes model, the Company valued the warrants at $13,396.

During the quarter ended March 31, 2021, the Company received notice of the conversion of $160,000 total principal balance of the note payable to CSW Ventures, L.P. at $0.04 per share and issued 4,000,000 shares of common stock to the note holder.

On February 8, 2021, the board of directors approved the issuance of 42,705,809 replacement warrants to investors who had exercised warrants at prices that were near or at-the-money beginning in December of 2019 in order to provide working capital to the Company. The replacement warrants expire three years from the date of the initial warrant exercise and have a strike price of $0.10 per share. The Company valued the warrants at $1,182,920 using the Black-Scholes model and recorded the value of the warrants as an inducement dividend.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Executive Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a phytomedical research and biopharmaceutical drug development company whose goal is to create patented formulations of plant-inspired, complex therapeutic mixtures for the prescription drug market that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, complex therapeutic mixtures based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary cannabinoid-containing formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, nine USPTO nonprovisional patent applications pending in the US, and one provisional patent application in the US. In addition to the USPTO patents and patent applications, the company has filed 35 patent applications internationally to protect its proprietary technology. We recently filed a provisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

 Recent Developments

Sale of Membership Interest in GB Sciences Louisiana, LLC

On November 15, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Wellcana Plus, LLC, a Louisiana limited liability company ("Wellcana"), whereby Wellcana would acquire the Company’s 50.01% membership interest (the “Membership Interest”) in GB Sciences Louisiana LLC, a Louisiana limited liability company. Since entering into the agreement, certain modifications of the Agreement were made. It was ultimately agreed that Wellcana would pay the Company $4,900,000 in cash for the Membership Interest. On December 16, 2020, Wellcana made the final payment totaling $4,900,000 which completed the disposition of the Membership Interest.

Convertible Note Payable to Iliad Research and Trading, L.P.

On April 23, 2019, the Company issued an 8% Convertible Promissory Note (the “Note”) in the face amount of $2,765,000 to Iliad Research and Trading, L.P. (“Iliad”). On April 22, 2020, the Company defaulted on its obligation to pay the Note by that date. Based upon the default, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County, State of Utah (the “Court”). On July 14, 2020, the Court issued a judgment in favor of Iliad in the amount of $3,264,594 (the “Judgment”).

On  November 20, 2020, the Company, Iliad, and Wellcana entered into the Judgment Settlement Agreement (the Agreement), in which the Company agreed to pay Iliad $3,006,015 on or before December 8, 2020, in full satisfaction of the Judgment. In addition to the Company and Iliad, the Agreement was signed by Wellcana Plus LLC (“Wellcana”). By signing the Agreement, Wellcana agreed to pay $3,006,015 of what it owed the Company, directly to Iliad to satisfy the Company’s obligation to Iliad. Of the $4,150,000 paid by Wellcana, $3,006,015 was sent directly by Wellcana to Iliad in satisfaction of the Company’s obligation pursuant to the Settlement Agreement.

Intellectual Property Portfolio

On October 14th, 2020, GB Sciences filed a provisional patent application to protect its machine learning algorithm for the prediction of novel active ingredients from traditional, plant-based medical preparations. The new provisional patent application is entitled “In Silico Meta-Pharmacopeia Assembly from Non-Western Medical Systems Using Advanced Data Analytic Techniques to Identify and Design Phytotherapeutic Strategies”. GBSGB’s proprietary data analytics tool uses in silico convergence analysis to deconvolve modes of action and predict desirable components of plant-based formulations established in traditional medical practice based on computational consensus analysis across cultures and medical systems.

On September 23rd, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting their Cannabinoid Containing Complex Mixtures (CCCMs) for the Treatment of Mast Cell Activation Syndrome (MCAS). The patent is owned by the Company’s Canadian entity, GBS Global Biopharma, Inc. MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. There is no single recommended treatment for MCAS patients. Instead, patients, with their doctor’s guidance, attempt to manage MCAS symptoms primarily by avoiding ‘triggers’ and using rescue medicines for their severe hyperinflammatory attacks. Therefore, MCAS patients need new therapeutic options to control their mast cell related symptoms, and the Company’s CCCM™ were designed to simultaneously control multiple inflammatory pathways within mast cells as a comprehensive treatment option. The application, entitled “Cannabinoid-Containing Complex Mixtures for the Treatment of Mast Cell-Associated or Basophil-Mediated Inflammatory Disorders” was originally filed on January 31, 2018  and describes CCCMs that can be used for the treatment of Crohn's disease, Inflammatory Bowel Disease (IBD), Irritable Bowel Syndrome (IBS), rheumatoid arthritis, osteoarthritis, allergic asthma, Chronic Obstructive Pulmonary Disease (COPD), psoriasis, eczema, urticarias, dermatitis, mastocytosis, or anaphylactic sting.  Claims for these additional indications will be examined by the USPTO in the future. On  December 8, 2020, the patent was issued as United States Patent 10,857,107.

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

Planned Divestiture of Nevada Cannabis Operations

On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell the Company's membership interest interests in GBSN and GBLV (together, the "Teco Subsidiaries"). In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4,000,000 cash upon close and $4,000,000 in the form of an 8% promissory note.

On November 27, 2019, we entered into a Binding Letter of Intent to sell the Company's 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. The Company will receive $300,000 upon closing, and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah License from the date of the agreement. The $300,000 purchase price will be paid as a reduction to the balance of the 0% Note payable dated October 23, 2017, which is held by an affiliate of the purchaser of the Nopah license.

The sales of the Teco and Nopah Subsidiaries are expected to close upon the successful transfer of the Nevada cannabis cultivation and production licenses held by those subsidiaries. The transfer of cannabis licenses in the State of Nevada had been subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there were initially 90 requests pending, and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. In addition, the lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

Results of Operations

The following table sets forth certain of our Statement of Operations data from continuing operations:

	For the Years Ended
	March 31,
	2021	2020

SALES REVENUE	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT (LOSS)	-	-
GENERAL AND ADMINISTRATIVE EXPENSES	2,001,617	5,741,514
LOSS FROM OPERATIONS	(2,001,617)	(5,741,514)
OTHER INCOME (EXPENSE)
Gain/(loss) on extinguishment	467,872	(216,954)
Gain on settlement of accounts payable	422,414	-
Gain on deconsolidation	-	4,393,242
Interest expense	(1,285,460)	(1,109,031)
Loss on modification of line of credit	(650,000)	-
Loss on modification of note receivable	-	(1,895,434)
Debt default penalty	(286,059)	-
Other expense	-	(179,368)
Total other income/(expense)	(1,331,233)	992,455
NET LOSS BEFORE INCOME TAX EXPENSE	(3,332,850)	(4,749,059)
INCOME TAX EXPENSE	0	0
LOSS FROM CONTINUING OPERATIONS	(3,332,850)	(4,749,059)
LOSS FROM DISCONTINUED OPERATIONS	(392,177)	(8,362,626)
NET LOSS	(3,725,027)	(13,111,685)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(738,106)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(3,725,027)	$(12,373,579)

General and Administrative Expenses. General and administrative expense decreased $(3,739,897) to $2,001,617 for the year ended March 31, 2021 as compared to $5,741,514 for the same period last year. The decrease is attributable to a company-wide initiative to reduce general and administrative costs, including a substantial reduction in the number of employees involved in administrative functions and related salaries & wages expense.

Gain/(Loss) on extinguishment. The gain on extinguishment of $467,872 for the year ended March 31, 2021 relates to the Judgment Settlement Agreement with Iliad Research & Trading, L.P. In order to settle the lawsuit brought by Iliad, the Company paid $3,006,014 in full satisfaction of the principal and accrued interest balance of $3,473,886. Prior year losses on extinguishment of $216,954 relate to modifications of the note payable to CSW Ventures, LP, which were accounted for as extinguishments.

Gain on settlement of accounts payable. During the year ended March 31, 2021, the Company settled accounts payable at a discount in exchange for immediate lump sum payments and recorded income from cancellation of accounts payable totaling $422,414, compared to $0 in the prior year.

Gain on deconsolidation. The Company recorded a gain on deconsolidation of $4,393,242 related to the sale of its 50% membership interest in GB Sciences Louisiana, LLC during the year ended March 31, 2020, compared to $0 in the current year.

Interest Expense. Interest for the year ended March 31, 2021 was $1,285,460, compared to $1,109,031 for the year ended March 31, 2020. The increase is primarily due to interest income of $509,265 related to the Wellcana note receivable included in the prior year amount as a net reduction, and offset by a decrease in interest expense resulting from the amortization of note discounts. Primarily as the result of the Company's largest outstanding notes payable becoming fully amortized during the year, interest expense from amortization of debt discounts decreased from $1,150,995 in the prior year to $776,122 in the current year.

Loss on modification of line of credit. As a result of the Omnibus Amendment dated December 29, 2020, the Company accrued a modification expense of $650,000. The amount represents an increase to the note balance to a total of $1,025,000, which will reduce the note receivable issued to the Company at the closing of the sale of the Teco Facility.

Loss on modification of note receivable. As the result of the Company's August 24, 2020 letter agreement with Wellcana, the Company determined that the amount of the note receivable from Wellcana that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable in the amount of $1,895,434.

Debt default penalty. The Company recorded a default penalty of $286,059 related to the Company's failure to timely repay the principal and interest owed under the note payable to Iliad Research and Trading, L.P. on April 1, 2020. The penalty is 10% of the principal and accrued interest balances outstanding at the time of default.

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

At March 31, 2021, the Company had a cash balance of $793,040, other current assets excluding cash were $2,750,815, current assets from discontinued operations were $2,494,564, and our working capital deficit was $5,054,593, net of working capital of $439,979 from discontinued operations. Current liabilities were $8,598,448, which consisted principally of $3,594,804 in notes and convertible notes payable, $1,412,459 in accounts payable, $1,451,687 in accrued liabilities, and $2,054,585 current liabilities from discontinued operations. At March 31, 2020, the Company had a cash balance of $2,406, other current assets excluding cash were $6,998,474, current assets from discontinued operations were $1,755,275, and our working capital deficit was $3,884,877, including a working capital deficit of $243,787 from discontinued operations. Current liabilities were $10,885,757, which consisted principally of $5,054,728 in notes and convertible notes payable, $1,913,049 in accounts payable, $1,180,483 in accrued liabilities, and $1,999,062 from discontinued operations.

Sources and Uses of Cash

Operating Activities

Cash used in operations was $2,185,220 including $118,644 used in discontinued operations for the year ended March 31, 2021, compared to cash used of $4,479,713 including $2,215,434 used in discontinued operations for the year ended March 31, 2020. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

Cash flows provided by investing activities were $4,655,519, net of $103,729 used in discontinued operations for the year ended March 31, 2021, compared to cash used in investing activities of $538,784 including $446,922 used in discontinued operations for the year ended March 31, 2020. Cash provided by investing activities of continuing operations for the year ended March 31, 2021 relates to $5,051,923 proceeds of the Wellcana note receivable, offset by $292,675 used to pay our attorneys and researchers to draft and file patent applications. Cash used in prior year investing activities was used to pay our attorneys and researchers to draft and file patent applications.

Financing Activities

During the year ended March 31, 2021 cash used in financing activities was $1,476,432 including $161,768 used in discontinued operations. For the year ended March 31, 2020, cash provided by financing activities was $4,988,208, including $741,655 provided by discontinued operations, respectively.

Cash flows from financing activities of continuing operations for the year ended March 31, 2021 relate primarily to $3,156,014 used for principal payments of the note payable to Iliad Research and Trading, L.P., principal repayment of a related party note in the amount of $151,923, brokerage fees of $107,373, and debt issuance fees of $74,750, offset by $1,075,396 from warrant exercises, $725,000 in proceeds from the issuance of convertible notes, and $375,000 in proceeds from a line of credit.

Cash flows from financing activities of continuing operations for the year ended March 31, 2020 consisted of $790,225 proceeds from issuance of common stock, $1,274,790 from warrant exercises, and $2,630,000 proceeds from convertible notes, offset by $188,593 in brokerage fees, $175,000 in fees for convertible note issuances, and $84,869 of principal payments on debt and lease obligations.

Notes and Convertible Notes Payable

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

To date, the Company has made principal payments totaling $330,555 and the principal balance of the note was $369,445 at March 31, 2021. During the year ended March 31, 2021, the Company recorded interest expense of $13,929 related to amortization of the note discount. The remaining unamortized discount as of March 31, 2021 was $0.

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in  GB Sciences Nopah, LLC. The Nopah MIPA will close upon successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate. Upon close, the principal balance of the note will be reduced to $190,272. The maturity date of the note was extended to July 31, 2021, with no payments of principal or interest due until maturity. In addition, the note will no longer bear interest at the penalty rate of 15% unless there is a new event of default.

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019, the Teco Subsidiaries entered into a promissory note and line of credit for up to $470,000 from the purchaser of the membership interests in the Teco Subsidiaries. The purpose of the line of credit is to supply working capital for the Teco Subsidiaries, and the note matures upon the close of the sale of the Teco Subsidiaries. The principal and accrued interest balances outstanding at the time of closing will be considered paid in full upon closing and will not reduce the purchase price received by GB Sciences. As of March 31, 2021, the Teco Subsidiaries have received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the line of credit by $15,000. The Company accrued interest of $38,767 on the line of credit for the year ended March 31, 2021, and the balance of the line of credit was $485,000 at March 31, 2021. The note and related interest expense are included in current liabilities from discontinued operations and loss from discontinued operations.

8% Note Payable dated May 7, 2020

On May 7, 2020, the Company received $135,000 cash from an investor, net of $15,000 in brokerage fees, and issued a $150,000 promissory note. The note bears interest at a rate of 8.0% per annum. The note was to be repaid upon the first proceeds received from the $8,000,000 promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC, or from the proceeds of the sale of the Teco Facility. As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $150,000. During the year ended March 31, 2021, the Company recorded interest expense of $154,964 related to the note consisting of accrued interest of $4,964 and $150,000 related to amortization of the note discount. The Company paid $154,964 on October 5, 2020 in full satisfaction of the note.

8% Line of Credit dated July 24, 2020

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019. Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. The balance outstanding under the note plus accrued interest may be repaid at any time prior to the close of the sale of the Teco facility.

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e. such advances will be considered advance payments of the $4,000,000 cash purchase price. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 (two times $325,000 in addition to $325,000 in advances already recorded under the July 24 Note). The Company has received $50,000 in additional advances above $325,000 bringing the total balance to $1,025,000 at March 31, 2021. Interest expense was $12,510 for the year ended March 31, 2021.

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

In July 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years. Between July 2017 and December 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $7,201,000. The Notes are payable within three years of issuance and are convertible into 28,804,000 shares of the Company’s common stock. The Company also issued 28,804,000 common stock warrants to the Noteholders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years. The Company recorded an aggregate discount on convertible notes of $7,092,796, which included $3,142,605 related to the relative fair value of beneficial conversion features and $3,950,191 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2021, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $28,306 on the new notes during the year ended March 31, 2021, of which $22,412 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $44,332 at March 31, 2021, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. The Company is negotiating the terms of an extension with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense during the year ended March 31, 2021, was $208,779, of which $139,253 represents amortization of the note discount. Accrued interest on the $1,060,000 notes was $228,373 at March 31, 2021.

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

On December 29, 2020, the Company entered into the Omnibus Amendment, and the note holder agreed to cease interest accrual on the CSW Note after November 30, 2020.

During the quarter ended March 31, 2021, the Company received notice of the conversion of $160,000 total principal balance at $0.04 per share and issued 4,000,000 shares of common stock to the note holder. After the conversions, the remaining principal balance and carrying amount of the note is $1,111,863 as of March 31, 2021.

During the year ended March 31, 2021, we recorded interest expense of $477,500 related to the CSW Note and its amendments consisting of $68,019 in stated interest and $409,481 related to amortization of the note discount. The total outstanding balance of principal and accrued interest totaling $1,256,857 will reduce the $4,000,000 cash payment received by the Company upon the close of the sale of the Teco Facility, and no further interest expense will be accrued on the note.

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

On November 20, 2020, the Company, Iliad, and Wellcana Plus, LLC entered into the Judgment Settlement Agreement, whereby Iliad agreed to discharge all amounts owed to it by the Company upon receipt of payment totaling $3,006,014 directly from the proceeds of the Wellcana Note Receivable on or before December 8, 2020. On December 8, 2020, Wellcana failed to make payment to the Company. On December 9, 2020, the Company entered into a letter agreement with Iliad extending the Judgment Settlement agreement in exchange for payment of $25,000 plus $25,000 per week until the payment totaling $3,006,014 is received by Iliad, with such payments not reducing the amount owed under the Judgment Settlement Agreement. On December 16, 2020, Wellcana made payment of the full amount owed to the Company, of which $3,006,014 was paid directly to Iliad in full satisfaction of the Judgment Settlement Agreement. On December 18, 2020, Iliad filed a Satisfaction of Judgment in the Third Judicial District Court of Salt Lake County in the State of Utah, and the lawsuit was dismissed. The Company has no further obligations to Iliad.

During the year ended March 31, 2021, interest expense related to the Iliad Note was $379,956, of which $29,831 relates to amortization of the note discount, $140,833 relates to accrued interest prior to the judgment, and $209,292 was accrued post-judgment interest. The Company also recorded $25,000 in other expense as the result of the letter agreement to extend the Judgment Settlement Agreement. As of the date of final payment, the outstanding judgment balance of $3,264,594 plus accrued post-judgment interest of $209,292 totaled $3,473,886, and the Company recorded a gain on extinguishment of $467,872.

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

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Louisiana, LLC, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC in discontinued operations due to the sale of the Company's Louisiana cultivation and extraction facility and the pending sale of the Company's Nevada cultivation and extraction facilities.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. Intangible assets also include the acquisition cost of a cannabis production license with an indefinite life. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility. As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility including a production license acquired through purchase might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company recorded an impairment loss of $449,801 related to the license for the year ended March 31, 2020, and reduced the carrying value of the related intangible asset from $1,021,067 to $571,264. The license asset and the impairment loss are included in discontinued operations in the accompanying financial statements.

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

During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility. As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company estimated future undiscounted cash flows related to the Teco Facility to be $8.0 million, which was less than the carrying amount of the Teco Facility asset group of  $11.9 million. Using a discounted cash flow approach, the Company estimated the fair value of the asset group to be approximately $7.3 million, resulting in a write-down of $4,645,054 related to the Teco Facility asset group. Fair value was based on expected future cash flows using level 3 inputs under ASC 820. The cash flows are the proceeds expected to be generated from the sale of the assets under the Teco MIPA, discounted to present value at a rate of 17%. The impairment loss and the related long-lived assets are included in discontinued operations in the accompanying financial statements.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the standard on April 1, 2020 and it did not have a material impact on the Company’s financial statements.

Standards Not Yet Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for The Company's fiscal year beginning April 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The amendments in this ASU are effective for the Company's fiscal year beginning April 1, 2023. The Company is currently evaluating the impact of ASU 2016-13 on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective for the Company's fiscal year beginning April 1, 2024. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
GB Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GB Sciences, Inc. (the Company) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended March 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses for the year ended March 31, 2021. The Company had a net loss of $3,725,027, accumulated deficit of $103,886,232, net cash used in operating activities of $2,185,220 and had negative working capital of $5,054,593. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Costs

As summarized in Note 2 “Inventory” to the consolidated financial statements, the Company’s inventory consists of three categories, Raw materials, which consists of supplies, materials, and consumables used in the cultivation and extraction processes; work-in-progress which includes live plants and cannabis in the drying, curing, and trimming processes and finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. The inventory, net of reserve was $1,689,304 as of March 31, 2021. Management records the cost of inventory on the consolidated balance sheet based on the costs incurred throughout the year in each category less the amounts transferred to cost of goods sold for sales in the year. Labor costs and overhead costs comprise the majority of overall inventory cost.

We identified the allocation of labor and overhead costs to inventory as a critical audit matter because of the significant estimates management used in the allocation of labor and overhead costs to inventory. Auditing management’s allocations of internal costs to the inventory was complex and involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) Obtained an understanding of management’s process for allocating labor and overhead costs, (b) Tested the accuracy and completeness of allocated labor, including testing, on a sample basis, total labor costs incurred, (c) Tested the accuracy and completeness of overhead costs allocated, including testing, on a sample basis, overhead costs incurred (d) Evaluated the reasonableness of management’s significant assumptions used in such allocation, (e) compared the Company’s inventory ratios and per unit production costs to industry data, and (f) Recomputed the unit cost and total inventory costs.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.

Margate, Florida July 6, 2021

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$793,040	$2,406
Prepaid expenses and other current assets	256,251	18,776
Note receivable	-	5,224,423
Current assets from discontinued operations	2,494,564	1,755,275
TOTAL CURRENT ASSETS	3,543,855	7,000,880

Property and equipment, net	25,022	37,821
Intangible assets, net of accumulated amortization of $43,096 and $12,287 at March 31, 2021 and 2020, respectively	1,706,762	1,128,702
Long term assets from discontinued operations	5,530,415	6,185,465
TOTAL ASSETS	$10,806,054	$14,352,868

CURRENT LIABILITIES:
Accounts payable	$1,412,459	$1,913,049
Accrued interest	493,741	366,865
Accrued liabilities	957,946	813,618
Notes and convertible notes payable, net of unamortized discount of $296,504 and $608,580 at March 31, 2021 and 2020, respectively	3,594,804	5,054,728
Indebtedness to related parties	84,913	586,512
Note payable to related party	-	151,923
Current liabilities from discontinued operations	2,054,585	1,999,062
TOTAL CURRENT LIABILITIES	8,598,448	10,885,757

Convertible notes payable, net of unamortized discount of $154,590 and $0 at March 31, 2021 and 2020, respectively	292,410	-
Long term liabilities from discontinued operations	3,389,124	3,555,605
TOTAL LIABILITIES	12,279,982	14,441,362
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY/(DEFICIT):
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 315,340,411 and 275,541,602 outstanding at March 31, 2021 and 2020, respectively	31,534	27,554
Additional paid-in capital	102,380,770	97,271,157
Accumulated deficit	(103,886,232)	(97,387,205)
TOTAL STOCKHOLDERS' DEFICIT	(1,473,928)	(88,494)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,806,054	$14,352,868

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2021	2020

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
General and administrative expenses	2,001,617	5,741,514
LOSS FROM OPERATIONS	(2,001,617)	(5,741,514)
OTHER INCOME (EXPENSE)
Gain/(loss) on extinguishment	467,872	(216,954)
Gain on settlement of accounts payable	422,414	-
Gain on deconsolidation	-	4,393,242
Interest expense	(1,285,460)	(1,109,031)
Loss on modification of line of credit	(650,000)	-
Loss on modification of note receivable	-	(1,895,434)
Debt default penalty	(286,059)	-
Other expense	-	(179,368)
Total other income/(expense)	(1,331,233)	992,455
LOSS BEFORE INCOME TAXES	(3,332,850)	(4,749,059)
Income tax expense (Note 8)	-	-
LOSS FROM CONTINUING OPERATIONS	(3,332,850)	(4,749,059)
Net loss from discontinued operations (Note 4)	(392,177)	(8,362,626)
NET LOSS	(3,725,027)	(13,111,685)
Net loss attributable to non-controlling interest	-	(738,106)
NET LOSS ATTRIBUTABLE TO GB SCIENCES, INC.	$(3,725,027)	$(12,373,579)

Net loss attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$(3,332,850)	$(4,749,059)
Discontinued operations	(392,177)	(7,624,520)
Net loss	$(3,725,027)	$(12,373,579)

Net loss per common share – basic and diluted
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$(0.00)	$(0.03)
Net loss	$(0.01)	$(0.05)

Weighted average common shares outstanding - basic and diluted	285,190,729	258,450,641

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

			Additional Paid-	Accumulated	Non-Controlling
	Shares	Amount	In Capital	Deficit	Interest	Total
Balance at March 31, 2019	240,627,102	$24,063	$93,020,015	$(84,743,836)	$8,855,757	$17,155,999

Issuance of stock for debt conversion	7,583,333	758	524,242	-	-	525,000
Exercise of warrants for stock, net of issuance costs	17,563,000	1,756	1,155,971	-	-	1,157,727
Issuance of stock for services	2,100,000	210	213,790	-	-	214,000
Share based compensation expense	-	-	287,260	-	-	287,260
Issuance of stock for cash, net of issuance costs	7,668,167	767	717,929	-	-	718,696
Beneficial conversion feature on notes payable	-	-	829,737	-	-	829,737
Contributions from non-controlling interest	-	-	-	-	590,000	590,000
Compensation warrants	-	-	132,914	-	-	132,914
Inducement dividend from warrant exercises	-	-	262,240	(262,240)	-	-
Induced conversions of accrued interest on notes payable	-	-	127,059	-	-	127,059
Cumulative effect of the new lease standard	-	-	-	(7,550)	-	(7,550)
Deconsolidation of GB Sciences Louisiana, LLC	-	-	-	-	(8,707,651)	(8,707,651)
Net loss	-	-	-	(12,373,579)	-	(12,373,579)
Loss attributable to non-controlling interest	-	-	-	-	(738,106)	(738,106)
Balance at March 31, 2020	275,541,602	27,554	97,271,157	(97,387,205)	-	(88,494)

Issuance of stock for debt conversion	4,000,000	400	159,600	-	-	160,000
Exercise of warrants for stock, net of issuance costs	35,798,809	3,580	964,443	-	-	968,023
Share based compensation expense	-	-	436,349	-	-	436,349
Beneficial conversion feature on notes payable	-	-	543,886	-	-	543,886
Compensation warrants	-	-	231,335	-	-	231,335
Inducement dividend from warrant exercises	-	-	2,774,000	(2,774,000)	-	-
Net loss	-	-		(3,725,027)	-	(3,725,027)
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$-	$(1,473,928)

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(3,725,027)	$(13,111,685)
Loss from discontinued operations	(392,177)	(8,362,626)
Net loss from continuing operations	(3,332,850)	(4,749,059)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,353	125,502
Stock-based compensation	436,349	287,260
Stock issued for services	-	214,000
Compensation warrants	231,335	132,914
Amortization of debt discount and beneficial conversion feature	776,122	1,150,995
Debt default penalty	286,059	-
Interest expense on conversion of notes payable	-	84,354
Loss on modification of line of credit	650,000	-
Loss/(gain) on extinguishment	(467,872)	216,954
Gain on settlement of accounts payable	(422,414)	-
Loss on disposal of assets and termination of operating lease	-	147,953
Loss on induced conversion of note payable	-	127,059
Loss on note receivable modification	-	1,895,434
Gain on deconsolidation	-	(4,393,242)
Interest income receivable and amortization of discount on note receivable	-	(509,265)
Changes in operating assets and liabilities:
Accounts receivable	-	150,137
Prepaid expenses and other current assets	(237,475)	20,932
Decrease in deposits and other noncurrent assets	-	110,485
Inventory	-	83,750
Accounts payable	(248,115)	739,415
Accrued expenses	166,828	697,429
Accrued interest	549,703	464,279
Indebtedness to related parties	(501,599)	738,435
Net cash used in operating activities of continuing operations	(2,066,576)	(2,264,279)
Net cash used in operating activities of discontinued operations	(118,644)	(2,215,434)
Net cash used in operating activities	(2,185,220)	(4,479,713)
INVESTING ACTIVITIES:
Proceeds of note receivable	5,051,923	-
Acquisition of intangible assets	(292,675)	(91,862)
Net cash provided by/(used in) investing activities of continuing operations	4,759,248	(91,862)
Net cash used in investing activities of discontinued operations	(103,729)	(446,922)
Net cash provided by/(used in) investing activities	4,655,519	(538,784)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	790,225
Proceeds from warrant exercises	1,075,396	1,274,790
Proceeds from convertible notes payable	725,000	2,630,000
Proceeds from line of credit	375,000	-
Principal payment on notes payable and operating lease obligation	(3,156,014)	(84,869)
Principal payment on related party note	(151,923)	-
Brokerage fees from warrant exercises and stock issuances	(107,373)	(188,593)
Fees for issuance of convertible notes	(74,750)	(175,000)
Net cash provided by/(used in) financing activities of continuing operations	(1,314,664)	4,246,553
Net cash provided by/(used in) financing activities of discontinued operations	(161,768)	741,655
Net cash provided by/(used in) financing activities	(1,476,432)	4,988,208
NET CHANGE IN CASH AND CASH EQUIVALENTS	993,867	(30,289)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	151,766	182,055
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,145,633	151,766
Less: cash and cash equivalents classified as discontinued operations	(352,593)	(149,360)
CASH AND CASH EQUIVALENTS AT END OF YEAR FROM CONTINUING OPERATIONS	$793,040	$2,406

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended March 31,
	2021	2020

Cash paid for interest	$241,014	$451,040
Cash paid for income tax	$-	$-

Noncash investing and financing transactions:
Accrued liabilities forgiven in connection with Wellcana Note settlement	$172,500	$-
Depreciation capitalized in inventory (discontinued operations)	$532,785	$811,508
Accrued interest capitalized in convertible note principal	$223,094	$-
Property capitalized under operating leases	$-	$182,624
Patent acquisition costs capitalized in intangible assets	$319,939	$247,646
Stock options issued for preparing patent applications	$168,000	$-
Stock issued upon conversion of notes payable	$160,000	$525,000
Inducement dividend from warrant exercises	$2,774,000	$262,240
Beneficial conversion feature on notes payable	$543,886	$829,737
Cumulative effect of the new lease standard	$-	$7,550

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 1 - Background and Nature of Operations

Business

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a phytomedical research and biopharmaceutical drug development company whose goal is to create patented formulations of plant-inspired, complex therapeutic mixtures for the prescription drug market that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, complex therapeutic mixtures based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary cannabinoid-containing formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, nine USPTO nonprovisional patent applications pending in the US, and one provisional patent application in the US. In addition to the USPTO patents and patent applications, the company has filed 35 patent applications internationally to protect its proprietary technology. We recently filed a provisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

We were incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, stockholders owning a majority of our outstanding common stock approved changing our then name “Signature Exploration and Production Corp.” as our business model had changed.

On April 4, 2014, we changed our name from Signature Exploration and Production Corporation to Growblox Sciences, Inc. Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval, and the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000. Effective August 15, 2019, Shareholders of the Company approved an increase in authorized capital shares from 400,000,000 to 600,000,000.

47

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

 Recent Developments

Sale of Membership Interest in GB Sciences Louisiana, LLC

On November 15, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Wellcana Plus, LLC, a Louisiana limited liability company ("Wellcana"), whereby Wellcana would acquire the Company’s 50.01% membership interest (the “Membership Interest”) in GB Sciences Louisiana LLC, a Louisiana limited liability company. Since entering into the agreement, certain modifications of the Agreement were made. It was ultimately agreed that Wellcana would pay the Company $4,900,000 in cash for the Membership Interest. On December 16, 2020, Wellcana made the final payment totaling $4,900,000 which completed the disposition of the Membership Interest (Note 13).

Convertible Note Payable to Iliad Research and Trading, L.P.

On April 23, 2019, the Company issued an 8% Convertible Promissory Note (the “Note”) in the face amount of $2,765,000 to Iliad Research and Trading, L.P. (“Iliad”). On April 22, 2020, the Company defaulted on its obligation to pay the Note by that date. Based upon the default, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County, State of Utah (the “Court”). On July 14, 2020, the Court issued a judgment in favor of Iliad in the amount of $3,264,594 (the “Judgment”).

On  November 20, 2020, the Company, Iliad, and Wellcana entered into the Judgment Settlement Agreement (the Agreement), in which the Company agreed to pay Iliad $3,006,015 on or before December 8, 2020, in full satisfaction of the Judgment. In addition to the Company and Iliad, the Agreement was signed by Wellcana Plus LLC (“Wellcana”). By signing the Agreement, Wellcana agreed to pay $3,006,015 of what it owed the Company, directly to Iliad to satisfy the Company’s obligation to Iliad. Of the $4,150,000 paid by Wellcana, $3,006,015 was sent directly by Wellcana to Iliad in satisfaction of the Company’s obligation pursuant to the Settlement Agreement (Note 6).

Intellectual Property Portfolio

On October 14th, 2020, GB Sciences filed a provisional patent application to protect its machine learning algorithm for the prediction of novel active ingredients from traditional, plant-based medical preparations. The new provisional patent application is entitled “In Silico Meta-Pharmacopeia Assembly from Non-Western Medical Systems Using Advanced Data Analytic Techniques to Identify and Design Phytotherapeutic Strategies”. GBSGB’s proprietary data analytics tool uses in silico convergence analysis to deconvolve modes of action and predict desirable components of plant-based formulations established in traditional medical practice based on computational consensus analysis across cultures and medical systems.

On September 23rd, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting their Cannabinoid Containing Complex Mixtures (CCCMs) for the Treatment of Mast Cell Activation Syndrome (MCAS). The patent is owned by GBSGB. MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. There is no single recommended treatment for MCAS patients. Instead, patients, with their doctor’s guidance, attempt to manage MCAS symptoms primarily by avoiding ‘triggers’ and using rescue medicines for their severe hyperinflammatory attacks. Therefore, MCAS patients need new therapeutic options to control their mast cell related symptoms, and the Company’s CCCM™ were designed to simultaneously control multiple inflammatory pathways within mast cells as a comprehensive treatment option. The application, entitled “Cannabinoid-Containing Complex Mixtures for the Treatment of Mast Cell-Associated or Basophil-Mediated Inflammatory Disorders” was originally filed on January 31, 2018  and describes CCCMs that can be used for the treatment of Crohn's disease, Inflammatory Bowel Disease (IBD), Irritable Bowel Syndrome (IBS), rheumatoid arthritis, osteoarthritis, allergic asthma, Chronic Obstructive Pulmonary Disease (COPD), psoriasis, eczema, urticarias, dermatitis, mastocytosis, or anaphylactic sting.  Claims for these additional indications will be examined by the USPTO in the future. On  December 8, 2020, the patent was issued as United States Patent 10,857,107.

On April 7th, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting Cannabinoid Containing Complex Mixtures ("CCCMs") for the Treatment of Parkinson’s disease (PD), which is owned by GBSGB. On May 19, 2020, the patent was issued as United States Patent 10,653,640.

On May 12th, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting Myrcene Containing Complex Mixtures ("MCCMs") for the Treatment of Neuropathic Pain. Intellectual property rights to this application and the MCCM contained within it are owned by GBSGB. The Company's MCCMs are protected for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. The patent was issued on July 14, 2020, as United States Patent 10,709,670.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Planned Divestiture of Nevada Cannabis Operations

On November 15, 2019, we entered into a Binding Letter of Intent (the "LOI") to sell the Company's membership interest interests in GBSN and GBLV (together, the "Teco Subsidiaries"). In connection with the LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4,000,000 cash upon close and $4,000,000 in the form of an 8% promissory note (Note 14).

On November 27, 2019, we entered into a Binding Letter of Intent to sell the Company's 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. The Company will receive $300,000 upon closing, and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah License from the date of the agreement. The $300,000 purchase price will be paid as a reduction to the balance of the 0% Note payable dated October 23, 2017, which is held by an affiliate of the purchaser of the Nopah license (Note 14).

The sales of the Teco and Nopah Subsidiaries are expected to close upon the successful transfer of the Nevada cannabis cultivation and production licenses held by those subsidiaries. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there were initially 90 requests pending, and it will likely take several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale. In addition, the lifting of the moratorium and the processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

Note 2 - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $103,886,232 at March 31, 2021. The Company had a working capital deficit of $5,054,593, net of working capital of $439,979 from discontinued operations as of March 31, 2021, compared to a working capital deficit of $3,884,877, including a working capital deficit of $243,787 from discontinued operations at March 31, 2020. In addition, the Company has consumed cash in its operating activities of $2,185,220 including $118,644 used in discontinued operations for the year ended March 31, 2021, compared to $4,479,713 including $2,215,434 used in discontinued operations for the year ended March 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements of debt and equity, and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

The subsidiaries of the Company are:

Continuing Operations:

GBS Global Biopharma, Inc.

ECRX, Inc.

The PhAROS Institute, LLC

GB Sciences Texas, LLC

Discontinued Operations:

GB Sciences Nevada, LLC

GB Sciences Las Vegas, LLC

GB Sciences Nopah, LLC

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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. In particular, the assets, liabilities, income, and cash flows of GB Sciences Nevada LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC, have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the pending sale of the Company's Nevada operations. The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Discontinued Operations

See Note 4.

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

The carrying value of cash, accounts receivable, accounts payable and accrued expenses are estimated by management to approximate fair value, primarily due to the short-term nature of the instruments.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at March 31, 2021 and 2020.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. Intangible assets also include the acquisition cost of a cannabis production license with an indefinite life. We amortize our finite-lived intangible assets over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization. During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility. As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility including a production license acquired through purchase might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company recorded an impairment loss of $449,801 related to the license for the year ended March 31, 2020, and reduced the carrying value of the related intangible asset from $1,021,067 to $571,264. The license asset and the impairment loss are included in discontinued operations in the accompanying financial statements.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

Long-Lived Assets

Property and equipment comprise a significant portion of our total assets from discontinued operations. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility (Note 14). As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company estimated future undiscounted cash flows related to the Teco Facility to be $8.0 million, which was less than the carrying amount of the Teco Facility asset group of  $11.9 million. Using a discounted cash flow approach, the Company estimated the fair value of the asset group to be approximately $7.3 million, resulting in a write-down of $4,645,054 related to the Teco Facility asset group. Fair value was based on expected future cash flows using level 3 inputs under ASC 820. The cash flows are the proceeds expected to be generated from the sale of the assets under the Teco MIPA, discounted to present value at a rate of 17%. The cash flow projection includes the $4.0 million in cash flows that the Company anticipates receiving from the Note Receivable that it will receive from the sale of the Teco facility and the $4.0M payment that will be received at the close of the sale. The impairment loss and the related long-lived assets are included in discontinued operations in the accompanying financial statements.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

The Company’s only material revenue source is part of discontinued operations and derives from sales of cannabis and cannabis products, distinct physical goods. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers, past and present, contain only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

Research and Development Costs

Research and development costs are expensed as incurred. During the years ended March 31, 2021 and 2020, the Company recorded $352,274 and $1,543,397, respectively, in research and development expense, which is included in general and administrative expense in the Company's consolidated financial statements.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

Because the Company operates in the State-licensed cannabis industry, it is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of NOLs. The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 164,049,941 and 158,404,020 potentially dilutive common shares at March 31, 2021 and 2020, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the standard on April 1, 2020, and it did not have a material impact on the Company’s financial statements.

Standards Not Yet Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for The Company's fiscal year beginning April 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The amendments in this ASU are effective for the Company's fiscal year beginning April 1, 2023. The Company is currently evaluating the impact of ASU 2016-13 on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective for the Company's fiscal year beginning April 1, 2024. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 4 - Discontinued Operations

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period, or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Louisiana, LLC, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC in discontinued operations due to the sale of the Company's Louisiana cultivation and extraction facility (Note 13) and the pending sale of the Company's Nevada cultivation and extraction facilities (Note 14).

There were no assets and liabilities from discontinued operations attributable to GB Sciences Louisiana, LLC at March 31, 2021 and 2020. The assets and liabilities associated with discontinued operations included in our consolidated balance sheets as of March 31, 2021 and 2020 were as follows:

	March 31, 2021			March 31, 2020
	Continuing	Discontinued Nevada Subsidiaries	Total	Continuing	Discontinued Nevada Subsidiaries	Total
ASSETS
CURRENT ASSETS
Cash	$793,040	$352,593	$1,145,633	$2,406	$149,360	$151,766
Accounts receivable, net	-	400,175	400,175	-	117,967	117,967
Inventory, net	-	1,689,304	1,689,304	-	1,445,839	1,445,839
Prepaid and other current assets	256,251	52,492	308,743	18,776	42,109	60,885
Note receivable	-	-	-	5,224,423	-	5,224,423
TOTAL CURRENT ASSETS	1,049,291	2,494,564	3,543,855	5,245,605	1,755,275	7,000,880

Property and equipment, net	25,022	4,876,247	4,901,269	37,821	5,496,012	5,533,833
Intangible assets, net	1,706,762	571,264	2,278,026	1,128,702	571,264	1,699,966
Deposits and other noncurrent assets	-	82,904	82,904	-	91,504	91,504
Operating lease right-of-use assets, net	-	-	-	-	26,685	26,685

TOTAL ASSETS	$2,781,075	$8,024,979	$10,806,054	$6,412,128	$7,940,740	$14,352,868

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,412,459	$509,477	$1,921,936	$1,913,049	$646,865	$2,559,914
Accrued interest	493,741	49,211	542,952	366,865	30,787	397,652
Accrued expenses	957,946	105,421	1,063,367	813,618	74,394	888,012
Notes and convertible notes payable, net	3,594,804	485,000	4,079,804	5,054,728	480,000	5,534,728
Indebtedness to related parties	84,913	-	84,913	586,512	-	586,512
Note payable to related party	-	-	-	151,923	-	151,923
Income tax payable	-	761,509	761,509	-	592,982	592,982
Finance lease obligations, current	-	143,967	143,967	-	166,769	166,769
Operating lease obligations, current	-	-	-	-	7,265	7,265
TOTAL CURRENT LIABILITIES	6,543,863	2,054,585	8,598,448	8,886,695	1,999,062	10,885,757

Convertible notes payable, net	292,410	-	292,410	-	-	-
Operating lease obligations, long term	-	-	-	-	22,515	22,515
Finance lease obligations, long term	-	3,389,124	3,389,124	-	3,533,090	3,533,090

TOTAL LIABILITIES	$6,836,273	$5,443,709	$12,279,982	$8,886,695	$5,554,667	$14,441,362

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations for the years ended March 31, 2021 and 2020, were as follows:

	For the Year Ended March 31,			For the Year Ended March 31,
	2021			2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$4,110,456	$4,110,456	$-	$3,689,697	$3,689,697
Cost of goods sold	-	(3,506,722)	(3,506,722)	-	(4,576,627)	(4,576,627)
Gross profit (loss)	-	603,734	603,734	-	(886,930)	(886,930)
General and administrative expenses	2,001,617	276,986	2,278,603	5,741,514	2,034,612	7,776,126
Loss on impairment of long-lived assets	-	-	-	-	4,645,054	4,645,054
LOSS FROM OPERATIONS	(2,001,617)	326,748	(1,674,869)	(5,741,514)	(7,566,596)	(13,308,110)
OTHER INCOME/(EXPENSE)
Gain/(loss) on extinguishment	467,872	-	467,872	(216,954)	-	(216,954)
Gain on settlement of accounts payable	422,414	54,958	477,372	-	-	-
Gain on deconsolidation	-	-	-	4,393,242	-	4,393,242
Interest expense	(1,285,460)	(486,481)	(1,771,941)	(1,109,031)	(694,313)	(1,803,344)
Loss on modification of line of credit	(650,000)	-	(650,000)	-	-	-
Loss on modification of note receivable	-	-	-	(1,895,434)	-	(1,895,434)
Debt default penalty	(286,059)	-	(286,059)	-	-	-
Other expense	-	(118,875)	(118,875)	(179,368)	(14,880)	(194,248)
TOTAL OTHER INCOME/(EXPENSE)	(1,331,233)	(550,398)	(1,881,631)	992,455	(709,193)	283,262
NET LOSS BEFORE INCOME TAXES	(3,332,850)	(223,650)	(3,556,500)	(4,749,059)	(8,275,789)	(13,024,848)
Income tax expense	-	(168,527)	(168,527)	-	(86,837)	(86,837)
NET LOSS	$(3,332,850)	$(392,177)	$(3,725,027)	$(4,749,059)	$(8,362,626)	$(13,111,685)

The components of revenues and expenses associated with discontinued operations included in our consolidated statements of operations for the years ended March 31, 2021 and 2020 were as follows:

	For the Year Ended March 31,			For the Year Ended March 31,
	2021			2020
	Nevada	Louisiana	Total	Nevada	Louisiana	Total
Sales revenue	$4,110,456	$-	$4,110,456	$3,120,620	$569,077	$3,689,697
Cost of goods sold	(3,506,722)	-	(3,506,722)	(4,002,083)	(574,544)	(4,576,627)
Gross profit (loss)	603,734	-	603,734	(881,463)	(5,467)	(886,930)
General and administrative expenses	276,986	-	276,986	741,999	1,292,613	2,034,612
Loss on impairment of long-lived assets	-	-	-	4,645,054	-	4,645,054
LOSS FROM OPERATIONS	326,748	-	326,748	(6,268,516)	(1,298,080)	(7,566,596)
OTHER INCOME/(EXPENSE)
Gain on settlement of accounts payable	54,958	-	54,958	-	-	-
Interest expense	(486,481)	-	(486,481)	(516,173)	(178,140)	(694,313)
Other expense	(118,875)	-	(118,875)	(14,880)	-	(14,880)
TOTAL OTHER INCOME/(EXPENSE)	(550,398)	-	(550,398)	(531,053)	(178,140)	(709,193)
NET LOSS BEFORE INCOME TAXES	(223,650)	-	(223,650)	(6,799,569)	(1,476,220)	(8,275,789)
Income tax expense	(168,527)	-	(168,527)	(86,837)	-	(86,837)
NET LOSS	$(392,177)	$-	$(392,177)	$(6,886,406)	$(1,476,220)	$(8,362,626)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on aging and subsequent collections. During the year ended March 31, 2021, the Company recorded $24,768 in bad debt recoveries as the result of a $94,912 decrease in the allowance for doubtful accounts and $70,144 of accounts written off as uncollectible. Accounts receivable are included in current assets from discontinued operations in the Company's consolidated balance sheets at March 31, 2021 and 2020.

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

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. Inventory is included in current assets from discontinued operations in the Company's consolidated balance sheets at March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020

Raw materials	$86,076	$91,465
Work in progress	743,844	1,166,511
Finished goods	866,195	466,319
Subtotal	1,696,115	1,724,295
Allowance to reduce inventory to NRV	(6,811)	(278,456)
Total inventory, net	$1,689,304	$1,445,839

Deposits and Noncurrent Assets

Deposits and noncurrent assets from discontinued operations were $82,904 and $91,504 at March 31, 2021 and 2020, respectively. The decrease in deposits and prepayments is due to refunds of security deposits. Deposits and noncurrent assets are included in long term assets from discontinued operations in the Company's consolidated balance sheets at March 31, 2021 and 2020.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

The Company determines if an arrangement is a lease at inception and has had lease agreements for warehouses, office facilities, and equipment.

As a result of the adoption of ASC 842 on April 1, 2019, certain real estate and equipment operating leases were recorded on the balance sheet with a lease liability and right-of-use asset ("ROU"). Application of this standard resulted in the recognition of ROU assets of $182,624, net of accumulated amortization, and a corresponding lease liability of $190,173 at the date of adoption. Accounting for finance leases is substantially unchanged.

All of the Company's lease commitments previously recorded as operating leases have terminated as of March 31, 2021. The Company's only remaining lease commitment as of March 31, 2021, is a finance lease for the Teco Facility, which is classified as discontinued operations in the Company's financial statements for the years ended March 31, 2021 and 2020. This lease has a remaining non-cancelable term that ends December 31, 2025 with an option to extend through December 31, 2030.

Operating leases are included in discontinued operations as operating lease right-of-use assets, operating lease obligations, current, and operating lease obligations, long term on the Company's balance sheets. Finance leases are included in property and equipment, finance lease obligations, current, and finance lease obligations, long term, on the Company's balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. ROU assets and liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available. The rates used to discount finance leases previously recorded as capital leases range from 10.2% to 11.5%. Operating leases were discounted at a rate of 17.0%.

Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

The lease costs recorded in the Company's financial statements for the years ended March 31, 2021 and 2020 are set forth in the table below:

		March 31,
	Classification on the Statements of Operations	2021	2020
Discontinued operations:
Finance leases - amortization of ROU assets	Loss from discontinued operations	$154,699	$252,973
Finance leases - interest on lease liabilities	Loss from discontinued operations	414,993	426,374
Operating leases	Loss from discontinued operations	3,243	13,648
Total lease cost, discontinued operations		572,935	692,995

Operating leases, continuing operations	General and administrative expense	-	61,658

Total lease cost		$572,935	$754,653

The future minimum lease payments of lease liabilities, including the costs of the lease extension, classified as discontinued operations at March 31, 2021, are as follows:

Year Ending
March 31,	Finance Leases

2022	$544,296
2023	560,625
2024	577,444
2025	594,767
2026	612,610
Thereafter	3,168,492
Total minimum lease payments	6,058,234
Less: Amount representing interest	(2,525,143)
Present value of minimum lease payments	3,533,091
Less: Current maturities of capital lease obligations	(143,967)
Long-term capital lease obligations	$3,389,124

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

To date, the Company has made principal payments totaling $330,555 and the principal balance of the note was $369,445 at March 31, 2021. During the year ended March 31, 2021, the Company recorded interest expense of $13,929 related to amortization of the note discount. The remaining unamortized discount as of March 31, 2021, was $0.

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in  GB Sciences Nopah, LLC (Note 14). The Nopah MIPA will close upon successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate. Upon close, the principal balance of the note will be reduced to $190,272. The maturity date of the note was be extended to July 31, 2021, with no payments of principal or interest due until maturity. In addition, the note will no longer bear interest at the penalty rate of 15% unless there is a new event of default.

8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 14), the Teco Subsidiaries entered into a promissory note and line of credit for up to $470,000 from the purchaser of the membership interests in the Teco Subsidiaries. The purpose of the line of credit is to supply working capital for the Teco Subsidiaries, and the note matures upon the close of the sale of the Teco Subsidiaries. The principal and accrued interest balances outstanding at the time of closing will be considered paid in full upon closing and will not reduce the purchase price received by GB Sciences. As of March 31, 2021, the Teco Subsidiaries have received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the line of credit by $15,000. The Company accrued interest of $38,767 on the line of credit for the year ended March 31, 2021, and the balance of the line of credit was $485,000 at March 31, 2021. The note and related interest expense are included in current liabilities from discontinued operations and loss from discontinued operations.

8% Note Payable dated May 7, 2020

On May 7, 2020, the Company received $135,000 cash from an investor, net of $15,000 in brokerage fees, and issued a $150,000 promissory note. The note bears interest at a rate of 8.0% per annum. The note was to be repaid upon the first proceeds received from the $8,000,000 promissory note related to the sale of the Company's membership interest in GB Sciences Louisiana, LLC, or from the proceeds of the sale of the Teco Facility. As inducement to enter into the note transaction, the Company repriced 8,002,500 preexisting warrants held by the investor to an exercise price of $0.04. The repriced warrants were valued at $272,085 on the date of the transaction using the Black-Scholes Model, which exceeded the value of the warrants prior to the price reduction of $49,525 by $222,560. As the result of the increase in the estimated fair value of the warrants, the Company recorded a full discount on notes payable of $150,000. During the year ended March 31, 2021, the Company recorded interest expense of $154,964 related to the note consisting of accrued interest of $4,964 and $150,000 related to amortization of the note discount. The Company paid $154,964 on October 5, 2020, in full satisfaction of the note.

8% Line of Credit dated July 24, 2020

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019. Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. The balance outstanding under the note plus accrued interest may be repaid at any time prior to the close of the sale of the Teco facility (Note 14).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e., such advances will be considered advance payments of the $4,000,000 cash purchase price. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 (two times $325,000 in addition to $325,000 in advances already recorded under the July 24 Note). The Company has received $50,000 in additional advances above $325,000 bringing the total balance to $1,025,000 at March 31, 2021. Interest expense was $12,510 for the year ended March 31, 2021.

Summary of Notes Payable

As of March 31, 2021, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2021
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 5)	$369,445	$-	$369,445
8% Line of Credit dated November 27, 2019 (Note 5)	485,000	-	485,000
8% Line of Credit dated July 24, 2020 (Note 5)	1,025,000	-	1,025,000
6% Convertible promissory notes payable (Note 6)	1,060,000	-	1,060,000
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,111,863	-	1,111,863
6% Convertible notes payable due January 18, 2022 (Note 6)	325,000	(296,504)	28,496
Total short-term notes and convertible notes payable	4,376,308	(296,504)	4,079,804
Less: Notes payable classified as discontinued operations	(485,000)	-	(485,000)
Total short term notes and convertible notes payable classified as continuing operations	$3,891,308	$(296,504)	$3,594,804

6% Convertible promissory notes payable due September 30, 2023 (Note 6)	$197,000	$(40,561)	$156,439
6% Convertible note payable due December 31, 2023 (Note 6)	250,000	(114,029)	135,971
Total long term convertible notes payable classified as continuing operations	$447,000	$(154,590)	$292,410

As of March 31, 2020, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2020
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 5)	$369,445	$(13,929)	$355,516
8% Line of Credit dated November 27, 2019 (Note 5)	480,000	-	480,000
6% Convertible promissory notes payable (Note 6)	1,257,000	(155,340)	1,101,660
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,271,863	(409,481)	862,382
8% Convertible Promissory Note dated April 23, 2019 (Note 6)	2,765,000	(29,830)	2,735,170
Total short term notes and convertible notes payable	6,143,308	(608,580)	5,534,728
Less: Notes payable classified as discontinued operations	(480,000)	-	(480,000)
Total short term notes and convertible notes payable classified as continuing operations	$5,663,308	$(608,580)	$5,054,728

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

In July 2017, the Company entered into a Placement Agent’s Agreement with a third-party brokerage firm to offer units consisting of a $1,000 6% promissory note convertible into 4,000 shares of the Company’s common stock at $0.25 per share and 4,000 warrants to purchase shares of the Company’s’ common stock at an exercise price of $0.65 per share for the period of three years. Between July 2017 and December 2017, the Company issued short-term Promissory Notes (“Notes”) to various holders with combined face value of $7,201,000. The Notes are payable within three years of issuance and are convertible into 28,804,000 shares of the Company’s common stock. The Company also issued 28,804,000 common stock warrants to the Note holders. The warrants are exercisable at any time and from time to time before maturity at the option of the holder. Each warrant gives the Noteholder the right to purchase one share of common stock of the Company at an exercise price of $0.60 per share for a period of three years. The Company recorded an aggregate discount on convertible notes of $7,092,796, which included $3,142,605 related to the relative fair value of beneficial conversion features and $3,950,191 for the relative fair value of the warrants issued with each note. The fair value of warrants was derived using the Black-Scholes valuation model.

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2021, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $28,306 on the new notes during the year ended March 31, 2021, of which $22,412 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $44,332 at March 31, 2021, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. The Company is negotiating the terms of an extension with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense during the year ended March 31, 2021, was $208,779, of which $139,253 represents amortization of the note discount. Accrued interest on the $1,060,000 notes was $228,373 at March 31, 2021.

8% Senior Secured Convertible Promissory Note dated February 28, 2019

On February 28, 2019, the Company issued a $1,500,000 8% Senior Secured Convertible Promissory Note and entered into the Note Purchase Agreement and Security Agreement with CSW Ventures, L.P. (together, “CSW Note”). The note matured on August 28, 2020, and was convertible at any time until maturity into 8,823,529 shares of the Company’s common stock at $0.17 per share. Collateral pledged as security for the note includes all of the Company’s 100% membership interests in GB Sciences, Nevada, LLC and GB Sciences Las Vegas, LLC, which together represent substantially all of the Company’s cannabis cultivation and production operations and assets located at the Teco facility in Las Vegas, Nevada. The intrinsic value of the beneficial conversion feature resulting from the market price of the Company’s common stock in excess of the conversion price was $176,471 on the date of issuance, and the Company recorded a discount on the CSW Note in that amount.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

On December 29, 2020, the Company entered into the Omnibus Amendment (Note 14), and the note holder agreed to cease interest accrual on the CSW Note after November 30, 2020.

During the quarter ended March 31, 2021, the Company received notice of the conversion of $160,000 total principal balance at $0.04 per share and issued 4,000,000 shares of common stock to the note holder. After the conversions, the remaining principal balance and carrying amount of the note is $1,111,863 as of March 31, 2021.

During the year ended March 31, 2021, we recorded interest expense of $477,500 related to the CSW Note and its amendments consisting of $68,019 in stated interest and $409,481 related to amortization of the note discount. The total outstanding balance of principal and accrued interest totaling $1,256,857 will reduce the $4,000,000 cash payment received by the Company upon the close of the sale of the Teco Facility, and no further interest expense will be accrued on the note.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

On November 20, 2020, the Company, Iliad, and Wellcana Plus, LLC entered into the Judgment Settlement Agreement, whereby Iliad agreed to discharge all amounts owed to it by the Company upon receipt of payment totaling $3,006,015 directly from the proceeds of the Wellcana Note Receivable (Note 14) on or before December 8, 2020. On December 8, 2020, Wellcana failed to make payment to the Company. On December 9, 2020, the Company entered into a letter agreement with Iliad extending the Judgment Settlement agreement in exchange for payment of $25,000 plus $25,000 per week until the payment totaling $3,006,015 is received by Iliad, with such payments not reducing the amount owed under the Judgment Settlement Agreement. On December 16, 2020, Wellcana made payment of the full amount owed to the Company, of which $3,006,015 was paid directly to Iliad in full satisfaction of the Judgment Settlement Agreement. On December 18, 2020, Iliad filed a Satisfaction of Judgment in the Third Judicial District Court of Salt Lake County in the State of Utah, and the lawsuit was dismissed. The Company has no further obligations to Iliad.

During the year ended March 31, 2021, interest expense related to the Iliad Note was $379,956, of which $29,831 relates to amortization of the note discount, $140,833 relates to accrued interest prior to the judgment, and $209,292 was accrued post-judgment interest. The Company also recorded $25,000 in other expense as the result of the letter agreement to extend the Judgment Settlement Agreement. As of the date of final payment, the outstanding judgment balance of $3,264,594 plus accrued post-judgment interest of $209,292 totaled $3,473,886, and the Company recorded a gain on extinguishment of $467,872.

December 2020 $575,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. During the year ended March 31, 2021, the Company issued $575,000 in convertible notes under the offering to three investors. $325,000 of the notes mature in December 2021, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $500,250, net of issuance costs, and recorded a discount on convertible notes of 74,750. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes.

At March 31, 2021, notes with a carrying amount of $28,496 were included in short term notes and convertible notes payable, net of unamortized discounts of $296,504. Notes with a carrying amount of $135,971 were included in long term notes and convertible notes payable, net of unamortized discounts of $114,029. Interest expense related to the notes was $16,354 for the year ended March 31, 2021, which includes $11,217 from amortization of the note discounts.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 7 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset or, in the case of leasehold improvements amortized over the lesser of the useful life of the asset or the underlying lease term. We recorded depreciation expense of  $34,555 and $541,462 on a consolidated basis for the years ended year ended March 31, 2021 and 2020, respectively, net of depreciation capitalized in inventory of $532,785 and $811,508. Discontinued operations included $21,855 and $424,501 for the years ended March 31, 2021 and 2020, respectively. Property and equipment is comprised of the following:

	March 31, 2021
	Continuing Operations	Discontinued Operations	Total
Furniture and fixtures	$-	$-	$-
Computer and software	151,748	-	151,748
Machinery and equipment	619,631	289,035	908,666
Leaseholds	-	3,455,600	3,455,600
Construction in progress	-	21,069	21,069
Finance lease right-of-use asset	-	1,663,013	1,663,013
	771,379	5,428,717	6,200,097
Less accumulated depreciation and amortization	(746,357)	(552,471)	(1,298,828)
Property and Equipment, Net	$25,022	$4,876,247	$4,901,269

During the year ended March 31, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") to sell 100% of the membership interests in the Teco Facility (Note 14). As a result of this agreement, the Company determined that the long-lived assets of the Teco Facility might be impaired due to the current expectation that the asset group will more likely than not be disposed of by sale significantly before the end of its previously estimated useful life. The Company estimated future undiscounted cash flows related to the Teco Facility to be $8.0 million, which was less than the carrying amount of the Teco Facility asset group of  $11.9 million. Using a discounted cash flow approach, the Company estimated the fair value of the asset group to be approximately $7.3 million, resulting in a write-down of $4,645,054 related to the Teco Facility asset group. Fair value was based on expected future cash flows using level 3 inputs under ASC 820. The cash flows are the proceeds expected to be generated from the sale of the assets under the Teco MIPA, discounted to present value at a rate of 17%.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 8 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction. The Company operates in the state of Nevada, which does not levy an income tax. The Company has analyzed filing positions for all open tax years in the federal jurisdiction where it is required to file income tax returns. The Company identified its federal tax return as its “major” tax jurisdiction, as defined under generally accepted accounting principles.

The Company’s effective tax rate was -3.6% and 0.0% for the years ended March 31, 2021 and 2020, respectively.

Income tax expense was $168,527 for the year ended March 31, 2021, which includes $48,076 in penalties and interest related to a $486,145 tax liability from the March 31, 2018 tax year. Income tax payable at March 31, 2021 was $761,509 including a $486,145 income tax liability related to the March 31, 2018 tax year and accrued penalties and interest of $154,914. Income tax expense was $86,837 for the year ended March 31, 2020. This amount represents penalties and interest on the March 31, 2018 tax liability. Income tax payable was $592,982 as of March 31, 2020. Income tax expense and income tax payable are included in discontinued operations in the Company's financial statements for the years ended March 31, 2021 and 2020.

Because the Company operates in the State-licensed cannabis industry, it is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e., cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of NOLs. The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

At March 31, 2021 and 2020 respectively, the Company had net operating loss carryforwards (“NOLs”) for income tax purposes of $51,776,062 and $50,596,940. $34,481,122 of the Company's NOL carryforwards are expected to expire at various times from 2025 through 2039. $17,294,940 of the NOL carryforwards generated in tax years ending March 31, 2019 to present have no expiration date. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes included in discontinued operations is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2021	2020
Tax benefit computed at U.S. statutory rates	$(697,040)	$(2,178,478)
Increases (decreases) in taxes resulting from:
IRC Section 280E	173,045	202,877
Other permanent items	14,407	22,948
Change in valuation allowance	26,720	1,952,653
Adjustments to valuation of deferred tax assets	603,319	-
Total provision for income taxes	120,451	-
Penalties and interest on prior year tax liabilities	48,076	86,837
Total income tax expense	$168,527	$86,837

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Stock based compensation	$3,131,344	$2,943,816
Net operating loss carryforward	10,460,788	10,625,357
Impairment of long-lived assets	975,461	975,461
Depreciation and Amortization expense	(458,938)	(324,707)
Other temporary items	220,795	136,243
Total deferred tax assets	14,329,450	14,356,170
Less valuation allowance	(14,329,450)	(14,356,170)
Net deferred tax asset	$-	$-

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of March 31, 2021, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction and other required state jurisdictions. The Company's periodic tax returns filed in 2018 and thereafter are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions.

Note 9 – Capital Transactions

Year Ended March 31, 2021

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 35,798,809 warrants during the year ended March 31, 2021, and received proceeds of $968,023, net of brokerage fees of $(107,373). The Company recorded inducement dividends totaling $1,591,080 as the difference between the reduced exercise price of the warrants and the stock price on the date of exercise.

During the year ended March 31, 2021, the Company granted 3,500,000 immediately vesting options to purchase one share of the Company's Common Stock at the price of $0.05 per share for a period of ten years, as compensation to a scientist and researcher for drafting and filing U.S. and international patents. The options were valued at $168,000 using the Black-Scholes model.

During the year ended March 31, 2021, the Company issued a total of 788,000 warrants to convertible note holders with a term of three years and an exercise price of $0.10 per share in exchange for a three-year extension of notes having an aggregate principal balance of $197,000 (Note 6). Using the Black-Scholes model, the Company valued the warrants at $13,396.

On November 16, 2020, the Company entered into a Severance Agreement with Leslie Bocskor, a former member of the Company's board of directors, and re-priced 450,000 options held by the director to that day's closing share price of $0.03. The term of the options was extended to November 16, 2025, from June 1, 2023. Using the Black-Scholes Model, the Company valued the options at $4,950 immediately prior to the modification and at $11,250 immediately after the modification, and the Company recorded share-based compensation expense of $6,300.

On December 7, 2020, the board of directors approved the issuance of warrants to purchase a total of 3,500,000 shares of the Company's common stock at $0.04 per share for a term of ten years to current employees and directors. The Company valued the warrants at $133,000 using the Black-Scholes Model and recorded share-based compensation expense of $133,000 related to the warrants.

On December 15, 2020, the board of directors approved the issuance of options to purchase a total of 3,250,000 shares of the Company's common stock at $0.05 per share for a term of ten years to current employees and directors. The options vest one-third upon grant, one-third after one year of service, and one-third after two years of service. The Company valued the options at $156,000 using the Black-Scholes Model and recorded share-based compensation expense of $62,000 related to the options for the year ended March 31, 2021. Remaining unrecognized compensation cost related to the options was $78,000 at March 31, 2021.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

On January 2, 2021, the board of directors approved the re-pricing and extension of 9,424,613 outstanding compensation warrants issued to the Company's brokers. The exercise price of the warrants was reduced to $0.01, and the warrants were extended to the expiration date of January 2, 2024. Prior to the extension and re-pricing, the warrants had expiration dates ranging from December 11, 2020 through October 1, 2023, and had exercise prices ranging from $0.25 to $1.00. The company valued the modified warrants at $367,196 using the Black-Scholes model. The Black-Scholes value of the warrants immediately prior to the modification was $135,861, and the Company recorded compensation expense of $231,335.

During the quarter ended March 31, 2021, the Company received notice of the conversion of $160,000 total principal balance of the note payable to CSW Ventures, L.P. at $0.04 per share and issued 4,000,000 shares of common stock to the note holder (Note 6).

On February 8, 2021, the board of directors approved the issuance of 42,705,809 replacement warrants to investors who had exercised warrants at prices that were near or at-the-money beginning in December of 2019 in order to provide working capital to the Company. The replacement warrants expire three years from the date of the initial warrant exercise and have a strike price of $0.10 per share. The Company valued the warrants at $1,182,920 using the Black-Scholes model and recorded the value of the warrants as an inducement dividend.

At March 31, 2021, there were 85,843,036 warrants at exercise prices ranging from $0.01 to $0.90 per share outstanding, exclusive of  warrants held by employees. At the same date, 17,733,334 employee options and warrants with a weighted average exercise price of $0.11 were outstanding, and 5,883,000 nonemployee options with a weighted average exercise price of $0.14 remain outstanding.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees (see Note 10), for the years ended March 31, 2021 and 2020:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2019	99,790,989
Warrants issued	7,622,780	$0.30
Warrants exercised	(17,563,000)	$0.035-$0.10
Warrants expired/cancelled	(5,312,608)	$0.50-$2.00
Outstanding at March 31, 2020	84,538,161
Warrants issued	43,493,809	$0.10
Warrants exercised	(35,798,809)	$0.030-$0.035
Warrants expired/cancelled	(6,390,125)	$0.60-$0.90
Outstanding at March 31, 2021	85,843,036

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 10 – Employee Benefit Plan

Share-Based Employee Compensation

On February 6, 2008, the board of directors adopted the GB Sciences, Inc. 2007 Amended Stock Option Plan (“2007 Plan”). Under the 2007 Plan, 4,500,000 shares of the Company’s restricted common stock may be issuable upon the exercise of options issued to employees, advisors and consultants. The Company revised the plan, and the board of directors adopted the new 2014 Equity Compensation Plan. On June 30, 2015, GB Sciences filed a Form S-8 Registration Statement with the SEC to register 8,500,000 shares of common stock issuable under stock options to grant to employees and consultants. At the Company’s special meeting of the shareholders held on April 6, 2018, the adoption by the board of directors of the 2014 Equity Compensation Plan was ratified by a majority of shareholders present at the meeting, either in person or by proxy and the Company adopted the GB Sciences, Inc 2018 Stock Plan. On October 25, 2018, GB Sciences filed a Form S-8 Registration Statement with the SEC to register 10,000,000 shares of common stock issuable under the 2018 Plan. There were 2,022,443 shares available for issuance under the stock plans at March 31, 2021.

Compensation Expense

For the years ended March 31, 2021 and 2020, the Company recorded share-based compensation expense of $436,349 and $287,260, respectively, which includes $211,000 and $103,472, respectively, related to employee stock options and warrants. There was no expense for restricted stock. Unrecognized compensation cost for non-vested awards was $78,000 as of March 31, 2021.

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value:

	Year Ended
	March 31, 2021	March 31, 2020
Weighted-average volatility	127%	N/A
Expected term (in years)	10	N/A
Risk-free interest rate	0.93%	N/A

Expected volatilities used for award valuation are based on historical volatility of the Company's common stock. The risk-free interest rate for periods equal to the expected term of an award is based on Federal Reserve yields for U.S. Treasury securities.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Stock Options

A summary of employee option activity, including warrants issued to employees, as of March 31, 2021 and 2020, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options and warrants	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2019	12,583,334	$0.28	7.18	$43,000
Granted	-
Exercised	-
Forfeited	(1,600,000)	$0.27
Outstanding at March 31, 2020	10,983,334	$0.28	6.02	$-
Granted	6,750,000	$0.045
Exercised	-
Forfeited	-
Outstanding at March 31, 2021	17,733,334	$0.11	6.80	$172,000
Fully vested and expected to vest at March 31, 2021	17,733,334	$0.11
Exercisable at March 31, 2021	15,566,668	$0.12

The table below sets forth nonemployee option activity for the years ended March 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2019	2,383,000	$0.27	7.76	$492,250
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2020	2,383,000	$0.27	6.75	$-
Granted	3,500,000	$0.05
Exercised	-
Forfeited	-
Outstanding at March 31, 2021	5,883,000	$0.14	8.11	$35,000
Fully vested and expected to vest at March 31, 2021	5,883,000	$0.14
Exercisable at March 31, 2021	5,883,000	$0.14

Restricted stock awards

No restricted stock awards were granted during the years ended March 31, 2021 and 2020.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 11 – Commitments and Contingencies

On September 18, 2017, GB Sciences finalized its agreement with Louisiana State University (“LSU”) AgCenter to be the sole operator of LSU’s medical marijuana program. The LSU Board of Supervisors entered into a five-year agreement that has an option to renew for two additional five-year terms with GB Sciences. The contract includes the Company’s commitment to make annual research investments of $500,000 to the LSU AgCenter. The Company initially retained its 50% interest in the research relationship with LSU after the sale of its membership interest in GB Sciences Louisiana, LLC, and accordingly remained obligated for $250,000 of the $500,000 annual research investment for three years, or a total commitment of $750,000. On August 4, 2020, the Company received its first payment under the Wellcana Note Receivable, net of the $250,000 research contribution due for the twelve-month period ended September 30, 2020, and our commitment for that twelve month period was paid by the purchaser with the funds withheld from the note payment. On August 24, 2020, the Company entered into a letter agreement with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the purchaser assumed the annual $250,000 research contribution commitment to LSU and the Company retains no rights in the intellectual property developed under the research relationship (Note 14).

An individual filed a Charge of Discrimination with the Nevada Equal Rights Commission ("NERC") against the Company on April 2, 2019, alleging sexual harassment and retaliatory discharge. The matter was amicably resolved, and the charges against the Company were dismissed on May 11, 2021.

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020, upon payment of $3,006,014 pursuant to the Judgment Settlement Agreement (Note 6).

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 12 - Related Party Transactions

As of March 31, 2021, the Company is indebted to executive officers for unpaid compensation totaling $84,913.

On September 1, 2019, the Company and its former CFO and COO, Ksenia Griswold, terminated their relationship and entered into the Severance Agreement. Pursuant to the Severance Agreement, Ms. Griswold would receive severance payments of $20,000 per month for 9 months following the date of separation and would continue receive health insurance coverage for the same period. On January 2, 2021, the Company entered into the Settlement Agreement with Ms. Griswold, and made payment of $57,000 in full satisfaction of $114,159 in Severance compensation owed to Ms. Griswold. As the result of the settlement, the Company recorded a gain of $57,159, which is included in gain on settlement of accounts payable in the Company's consolidated financial statements.

On November 16, 2020, the Company entered into a Severance Agreement with Leslie Bocskor, a former member of the board of directors. Pursuant to the Severance Agreement, the Company made payments totaling $84,745 to Mr. Bocskor subsequent to his departure consisting of $78,245 in compensation accrued during Mr. Bocskor's service on the board of directors and $6,500 related to health insurance, for which the Company had agreed to reimburse until the compensation was paid in full. Prior to the termination of his board service, Mr. Bocskor was paid $44,192 in director's compensation during the year ended March 31, 2021. During the year ended March 31, 2020, the Company made payments totaling $40,192 to Mr. Bocksor.

In connection with the sale of membership interest in GB Sciences Louisiana, LLC, the Company issued a note payable in the amount of $151,923 to John Davis, the Company's former General Counsel and President of GB Sciences Louisiana, LLC, for unpaid compensation and bonuses. The note matured upon receipt of the first payment from the Wellcana Note Receivable. The principal balance of the note and accrued interest were repaid in full on August 4, 2020, when the related funds were withheld from the first payment to the Company under the Wellcana Note Receivable (Note 14).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 13 – Sale of 50% Membership Interest in GB Sciences Louisiana, LLC

On November 15, 2019, the Company entered into the Membership Interest Purchase Agreement ("MIPA") with Wellcana Plus, LLC ("Wellcana"). In consideration for the sale of its 50.01% controlling membership interest in GB Sciences Louisiana, LLC (“GBSLA"), the Company received an $8,000,000 Promissory Note  ("Wellcana Note") with the potential to receive up to an additional $8,000,000 in earn-out payments.

The Wellcana note bore interest at a rate of 5% per annum and payments were due beginning June 1, 2020 and ending December 1, 2021. The Company recorded a $1,389,408 discount on the note receivable based on an imputed interest rate of 17.0%, and the carrying amount of the note was $6,610,592 as of November 15, 2019:

November 15, 2019 Note Receivable	Note Payments
June 1, 2020	$500,000
September 1, 2020	750,000
December 1, 2020	1,000,000
March 1, 2020	1,250,000
June 1, 2021	1,500,000
September 1, 2021	1,500,000
December 1, 2021	1,500,000
Total proceeds	8,000,000
Discount on note receivable	(1,389,408)
Net present value	$6,610,592

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

On August 24, 2020, the Company entered into a letter of intent with Wellcana to discount the note receivable in exchange for accelerated payment. Pursuant to the letter of intent, the Company would receive payments totaling $5,224,423, including the repayment of a note payable to related party of $151,923, the forgiveness by Wellcana of $172,500 in liabilities and the payment of $4,900,000 in cash, on or before October 15, 2020, less any cash payments made by Wellcana up to the date of the final payment. Upon receipt of the payment, all liabilities owed to the Company by Wellcana, including the $8,000,000 note receivable and any potential earn-out payments were to be considered satisfied in full. Wellcana would assume the annual $250,000 research contribution commitment to LSU (Note 11), and the Company would retain no rights in the intellectual property developed under the research relationship. In addition, the Company agreed to reduce the $750,000 note payment due on September 1, 2020, to $500,000.

As a result of the August 24, 2020 letter of intent, the Company determined that the amount of the note that was collectible as of March 31, 2020 was $5,224,423 and recorded a loss on modification of note receivable calculated as follows:

August 24, 2020 Modification	March 31, 2020
Total cash payments to be made by October 15, 2020	$4,900,000
Liabilities to be forgiven upon receipt of October 15, 2020 payment	324,423
Total receivable (as modified)	5,224,423

Carrying value of note receivable as of March 31, 2020	6,969,720
Accrued interest as of March 31, 2020	150,137
Total amount receivable (prior to modification)	7,119,857

Loss on modification of note receivable	$(1,895,434)

The Company received payments from Wellcana totaling $550,000 in August and September of 2020, which in combination with the repayment of a note payable to related party of $151,923 and the $172,500 liabilities assumed by Wellcana reduced the final payment owed under the letter agreement to $4,350,000.

On October 15, 2020, the Company was notified that Wellcana would be unable to make the payment of $4,350,000 by October 15, 2020, and the parties entered into a letter agreement, which extended the due date of the final $4,350,000 payment to December 8, 2020. The letter agreement also required Wellcana to provide proof of $4,350,000 in funds and an escrow deposit of $250,000, which was to be released to the Company in the event that Wellcana were unable to make the $4,350,000 payment on or before December 8, 2020. On October 24, 2020, the parties entered into the Escrow Agreement and Wellcana made the $250,000 escrow payment on October 29, 2020.

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

The Company's statements of operations and cash flows for the year ended March 31, 2020 include activity through the close of the sale on November 15, 2019, classified as discontinued operations.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 14 - Sale of 100% Membership Interest in Teco Facility and Nopah License

On November 15, 2019, we entered into a Binding Letter of Intent ("Teco LOI") to sell 75% of the Company's membership interest interests in GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC ("Teco Subsidiaries"), for $3,000,000 cash upon close and up to an additional $3,000,000 in earn-out payments after close. In connection with the Teco LOI, we entered into a Management Agreement with the purchaser whereby the facilities will be managed by an affiliate of the purchaser until the close of the sale. As part of the transaction, the Teco Subsidiaries also entered into a Line of Credit of up to $470,000 with the purchaser to provide working capital for the Teco Subsidiaries (Note 5). The Line of Credit will be considered satisfied in full upon close of the sale of the Teco Subsidiaries.

On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") with AJE Management, LLC, which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4,000,000 cash upon close and will receive a $4,000,000 8% promissory note to be paid in monthly installments over 36 months with payments beginning 30 months after the close of the sale.

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable was equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. As of March 31, 2021, the Company has received advances totaling $375,000 under the July 24 Note (Note 5).

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 to $3,025,000, and any advances made to the Company above $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, rather than reducing the note receivable by three times the amount of the balance outstanding. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued an expense of $650,000 to increase the balance outstanding under the July 24 Note to three times $325,000, to total $1,025,000, which will offset the $4,000,000 note receivable that the Company will receive upon close of the sale of the Teco Facility.

The Omnibus Amendment also amends the Management Services Agreement to provide that no further management fees will accrue after November 30, 2020. As of March 31, 2021, the Company has accrued $850,000 which will reduce the $4,000,000 in cash proceeds received upon the close of the sale. The form of the note receivable that the Company will receive on close was amended to accelerate payments such that the Company will receive payment in full within three years, rather than over 36 months with payments beginning 30 months after the close of the sale.

The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there are over 90 requests pending, and it will take up to several months to process the entire backlog of pending license transfers. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. As consideration for the transfer of the license and membership interest in GB Sciences Nopah, LLC, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah Licens until closing. The $300,000 purchase price will be applied as a reduction to the balance of the 0% Note payable dated October 23, 2017 (Note 5), which is held by an affiliate of the purchaser of the Nopah license. The transfer of the Nopah License is subject to the same restrictions on license transfers discussed above.

Because the moratorium on license transfers has been lifted, the Company determined that the Teco Facility and Nopah Facility qualify for presentation as discontinued operations, and the income, assets, and cash flows of the Teco Subsidiaries and GB Sciences Nopah, LLC have been reclassified as discontinued operations for all periods presented in the Company's consolidated financial statements.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 15 – Concentrations

For the year ended March 31, 2021, there were three customers that accounted for 18.4%, 16.7%, and 13.3% of total revenue classified as discontinued operations. As of March 31, 2021, two customers accounted for 26% and 13% of  accounts receivable classified as discontinued operations. We held cash in excess of FDIC limits of $513,901 as of March 31, 2021. All of the Company's sales classified as discontinued operations for the year ended March 31, 2021 were located in the State of Nevada. Of the Company's total sales classified as discontinued operations of $3,120,620 during the year ended March 31, 2020, $3,120,620, or 85%, were in the State of Nevada and $569,077, or 15%, were part of discontinued operations in the State of Louisiana.

Note 16 – Subsequent Events

On May 11, 2021, the Company entered into the Second Omnibus Amendment with the purchaser of the Teco Subsidiaries. Pursuant to the amendment, the Company received a $200,000 advance of the cash purchase price and the Teco Management Agreement was extended to December 31, 2021.

On June 14, 2021, the Company received notice of the exercise of warrants to purchase 1,672,000 shares of common stock at $0.03 per share and received $50,160 cash proceeds.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2021 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2021. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have been evaluating possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Due to a lack of resources it may not be possible to timely remediate the deficiencies. We anticipate our initiative will be at least partially implemented by March 31, 2022.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2022.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

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

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of GB Sciences, their ages as of July 31, 2020, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	73	President, Chief Executive Officer, and Chairman of the Board of Directors
Dr. Andrea Small-Howard	52	Chief Science Officer and Director
Ed DeFrank	54	Director
Zach Swarts	33	Chief Financial Officer

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

Dr. Andrea Small-Howard, PhD, MBA, President, Chief Science Officer, and Director

Effective June 16, 2021, the board of directors appointed Dr. Andrea Small-Howard to the office of president.  Dr. Small-Howard was appointed as the Chief Science Officer and as a member of our board of directors on June 10, 2014, and she has served continuously in both positions since that time. As the Chief Science Officer, Dr. Small-Howard’s goal has been to create and maintain a novel plant-inspired therapy pipeline based on the Company's proprietary in silico technology suite, direct research & development efforts, facilitate research and development partnerships, guide product commercialization strategies, develop corporate messaging around our novel drug discovery process, and make public presentations promoting the Company’s drug development programs and unique corporate strategy.

Dr. Andrea Small-Howard has more than 20 years of research experience; as well as executive experience in the biopharmaceutical industry supervising research and development, manufacturing, and quality control divisions in both the US and China. In her biotechnology career, Dr. Small-Howard has taken novel biological products from ideation through commercialization. Dr. Small-Howard has been named an inventor on more than sixty patent applications and taken the lead in obtaining regulatory approvals from the U.S. Food and Drug Administration ("US FDA") and numerous international regulatory agencies. Dr. Small-Howard also created commercialization strategies, advised on distribution relationships, led branding committees, and supervised marketing materials. In one instance, Dr. Small-Howard designed a commercialization strategy for an in-licensed cervical cancer test. To that end, she developed technical product files in Korea with the original manufacturer, sourced US raw materials, hired contract manufacturers, created the US prototypes, and prepared regulatory filings. As VP of Scientific Oversight at Radient Pharmaceuticals Corp., she provided strategic product development and regulatory oversight across multiple international business divisions.

Dr. Small-Howard has directed research efforts on cannabinoids for over 20 years, leading a project group dedicated to the study of cannabinoids in the immune system as an NIH-funded post-doctoral fellow. In this work, she published one of the earliest studies of cannabinoid impacts on pro-inflammatory immunocytes. More recently she has contributed to published studies on consumer protection issues surrounding ‘medicinal’ Cannabis chemovars in Nevada, co-authored scholarly reviews on cannabinoids in heart disease and Parkinson’s disease, co-authored mechanistic studies on cannabinoid and terpene regulation of ion channels, and co-authored an innovative study demonstrating the utility of nanoparticles as delivery vehicles for Cannabis-derived therapeutic compounds.

For a four-year term (2012-2016), Dr. Small-Howard served on the Board of Directors of the Center for Healthcare Innovation, a nonprofit, non-partisan, and independent organization based in Chicago that is committed to serving as a catalyst for stimulating ideas, people, companies, and institutions to collaborate and achieve excellence in healthcare innovation. Her board level responsibilities at CHI included shaping and supporting the evolving mission of this dynamic group. She also served on the planning committee for their annual "Emerging Markets in the Life Sciences" seminar series, which ran for 5 years.

From July 2011 to June 2014, Dr. Small-Howard was the Founder and President of International Biotechnology Solutions, a management consulting firm that created customized, cost-effective commercialization solutions for viable yet abandoned biopharmaceutical products. International Biotechnology Solutions provided management consulting with a focus on assisting US biotech companies with products that could be commercialized within the Asia-Pacific region. Dr. Small-Howard successfully completed projects within the areas of business development, corporate alliance building, product commercialization, due diligence reporting on medical marijuana companies, corporate restructuring, and management of successful fund-raising campaigns.

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

From November 2008 to July, 2011, Dr. Small-Howard served as the Vice President of Scientific Oversight for the Radient Pharmaceutical Corporation, a vertically-integrated biopharmaceutical research, development, and manufacturing corporation with operations in both the US and China. Dr. Small-Howard provided oversight for global product development in multiple international business divisions. She authored and/or attained 12 patents & 3 trademarks on proprietary cancer tests, cancer (gene) therapies, cosmeceuticals, and novel animal models. She achieved numerous regulatory approvals for cancer tests, cancer therapies, pharmaceuticals, and cosmeceutical products with the United States FDA, Health Canada, and other foreign ministries of health. She initiated and/or nurtured five international, collaborative, cancer research trial programs with universities that yielded 7 publications supporting cancer products and supervised the Quality Management Systems for an ISO 13485/cGMP compliant medical device manufacturing facility in the US; as well as the regulated manufacturing facilities in China. She also led and participated in internal and US FDA, CDPH, CE Mark/ISO 13485, and CMDR audits of Radient’s Quality Management System.

Zach Swarts, Chief Financial Officer, Treasurer

Mr. Swarts was appointed as the Company's CFO on April 16, 2021, and as treasurer on June 9, 2021, after serving as Interim CFO since September 5, 2019.  He began employment with GB Sciences in October 2017 and served as Director of Finance and Accounting prior to his appointment as Interim CFO. Prior to joining GB Sciences, Mr. Swarts worked for a local public accounting firm as Manager of the litigation support department from April 2016 to October 2017. He has provided forensic accounting, expert witness, business valuation, and consulting services to clients in a wide variety of industries. From January 2013 to  April 2016, he worked as an auditor in the Las Vegas office of Ernst & Young LLP. His clients consisted primarily of SEC filers in the highly regulated gaming industry. He is a Certified Public Accountant licensed in the State of Nevada.

Gary Henrie, Secretary

The board of directors ratified the appointment of Gary Henrie to the office of Secretary on June 8, 2021. Mr. Henrie is an attorney licensed to practice law in the State of Utah since 1987 and in the State of Nevada since 2003.  Mr. Henrie was appointed an officer of the United State Supreme Court by the United States Supreme Court in June, 2014.  Mr. Henrie has served as legal counsel to public companies for the past 32 years and has been securities counsel for the Company since 2014.

Edmond DeFrank, Director

Mr. DeFrank was elected to the GB Sciences, Inc. Board of Directors on October 23, 2019. He is a registered U.S. Patent Attorney and intellectual property specialist since 1993 with over 25 years’ experience as a computer engineer and a patent and trademark attorney in the high technology sector. He has written and prosecuted over one thousand trademarks and patent applications and patents for large high technology companies, educational institutions, and government entities. Mr. DeFrank is one of the first patent attorneys in U.S. history to successfully write and prosecute software, e-commerce, and IT business model patents for the World Wide Web in the early 1990s. Mr. DeFrank has protected his clients’ IP by working with state, federal, and foreign governments to combat the importation and sale of counterfeit products violating his clients’ patents and trademarks.

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

For the past five years prior to joining the board of directors, Mr. DeFrank has provided legal services in the field of patent and trademark law as the owner of the Law Office of Edmond DeFrank from January 2001 to present. He is the founder of Ergo Sum Healthcare, Inc., a software development company which helps physicians produce better patient outcomes using personalized healthcare software solutions and served as its Chief Financial Officer from September 2013 to August of 2018. Mr. DeFrank also serves on the Board of Directors of Digipath, Inc. Since January 29, 2020.

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

Family Relationships

None.

Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. The audit committee is comprised of John Poss, and Andrea Small-Howard. No member of the Audit Committee is independent under the rules governing OTC Market. Andrea Small-Howard is the chair of the audit committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter is filed herewith as Exhibit 10.16.

Audit Committee Financial Expert

As of the date of filling of this Form 10-K, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). The compensation committee is comprised of John Poss and Ed DeFrank, each of whom is independent under the rules of the Securities and Exchange Commission standards. Ed DeFrank is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter is filed herewith as Exhibit 10.17.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who directly or indirectly beneficially own more than 10% of our equity securities to file reports of ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe that each of our officers and directors is under a current obligation to file a Form 3.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, and Chief Financial Officer for all services rendered to us in all capacities during each of the years ended March 31, 2021 and 2020.

Summary Compensation Table

				Stock	Option
				Awards	Awards
Name and Position	Year	Salary	Bonus	(1)	(2)	Total
John Poss, President, CEO and Chairman of the Board	2021	$74,500	$-	$-	$19,000	$93,500
	2020	120,000	37,500	-	-	157,500
Dr. Andrea Small-Howard, CSO and Director	2021	99,000	-	-	67,000	166,000
	2020	160,000	-	-	-	160,000
Zach Swarts, CFO	2021	127,500	-	-	43,000	170,500
	2020	130,000	30,000	-	-	160,000

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

Employment Agreements

John Poss, Chief Executive Officer, President, and Chairman of the Board of Directors

On August 10, 2015, Mr. Poss, entered into an employment agreement with the Company. The term of employment is one-year subject to automatic extensions for additional one-year periods unless either party chooses to terminate such employment. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Mr. Poss is entitled to three months' severance if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or a subsequent year of employment. No severance payments are due in the case of a termination for cause. Similar severance provisions apply to a termination by Mr. Poss for good reason but not to a termination by Mr. Poss without good reason. Mr. Poss receives a monthly salary of $10,000 per month per the agreement. In addition, in August 2015, the Company issued 600,000 options to Mr. Poss under our 2014 Equity Incentive Plan. The options are exercisable upon vesting for a period of 10 years from issuance for the purchase of shares of our common stock at a price of $0.30 per share. The options issue pursuant to the agreement have all vested.

Pursuant to the appointment of Mr. Poss as the Company's President, Chief Executive Officer and Board Member, the Company entered into an Amended and Restated Employment Agreement, effective June 1, 2016.  The agreement will end on May 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Mr. Poss will receive an annual salary of not less than $120,000 and quarterly bonuses equal to the value of 125,000 shares of the Company’s common stock.  Bonuses are payable in S-8 stock or cash in the discretion of the Company.  Under the agreement, Mr. Poss will also receive options to acquire 1.4 million shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted. All of the related options are fully vested.

Effective May 8, 2017, following the retirement of Craig Ellins, our Chief Innovation Officer and Chairman of the Board, Mr. Poss, replaced Mr. Ellins as Chairman of the Board.

Effective July 1, 2020, all employees agreed to temporary voluntary pay reductions and Mr. Poss' salary was decreased to $3,000 per month with no quarterly bonuses. On November 12, 2020, the Company and Mr. Poss entered into an Indemnification Agreement. Beginning February 1, 2021, the board of directors approved an increase of Mr. Poss' monthly salary to $5,000. The board of directors granted Mr. Poss a discretionary award of 500,000 warrants to purchase one share of the Company's common stock at $0.04 per share for a period of ten years, with immediate vesting, on December 7, 2020. On December 15, 2020, 3,500,000 existing options held by Mr. Poss were re-priced to $0.05 per share.

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

Effective July 1, 2020, all employees agreed to temporary voluntary pay reductions and Dr. Small-Howard's salary was decreased to $5,000 per month. On November 12, 2020, the Company and Dr. Small-Howard entered into an Indemnification Agreement. Beginning February 1, 2021, the bBoard of directors approved an increase of Dr. Small-Howard's monthly salary to $12,000. The board of directors granted Dr. Small-Howard a discretionary award of 500,000 warrants to purchase one share of the Company's common stock at $0.04 per share for a period of ten years, with immediate vesting, on December 7, 2020. On December 15, 2020, Director Small-Howard was granted a discretionary award of 1,000,000 options to purchase one share of the Company's common stock at $0.05 per share for a period of ten years, vesting over a two-year period, and 1,000,000 existing options and 1,200,000 existing warrants held by Dr. Small-Howard were re-priced to $0.05 per share.

Zach Swarts, Chief Financial Officer and Treasurer

The Company and Mr. Swarts have not entered into a written employment agreement. On November 12, 2020, the Company and Mr. Swarts entered into an Indemnification Agreement. Beginning with his appointment as Interim CFO in September 2019, Mr. Swarts was paid a salary of $160,000 per year. Effective July 1, 2020, all employees agreed to temporary voluntary pay reductions and Mr. Swarts' salary was decreased to $5,000 per month. Beginning October 1, 2021, the board of directors approved an increase of Mr. Swarts' monthly salary to $10,000. The board of directors granted Mr. Swarts a discretionary award of 500,000 warrants to purchase one share of the Company's common stock at $0.04 per share for a period of ten years, with immediate vesting, on December 7, 2020. On December 15, 2020, Mr. Swarts was granted a discretionary award of 500,000 options to purchase one share of the Company's common stock at $0.05 per share for a period of ten years, vesting over a two-year period, and 150,000 existing options held by Mr. Swarts were re-priced to $0.05 per share.

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2021:

Name	Number of shares underlying exercisable options/warrants (2)		Number of shares underlying unexercisable options/warrants	Option exercise price ($)	Option expiration date	Market value of shares not vested (1)
John Poss	600,000		-	$ 0.05	8/10/2025	-
	1,400,000		-	$ 0.05	6/1/2023	-
	1,500,000		-	$ 0.05	11/26/2027	-
	500,000	(4)	-	$ 0.04	12/7/2030	-
Andrea Small-Howard	500,000		-	$ 0.05	3/27/2025	-
	1,200,000	(3)	-	$ 0.05	6/1/2026	-
	500,000		-	$ 0.05	11/26/2027	-
	333,333		666,667	$ 0.05	12/15/2030	$ 32,000
	500,000	(4)	-	$ 0.04	12/7/2030	-
Zach Swarts	150,000		-	$ 0.05	10/1/2027	-
	166,667		333,333	$ 0.05	12/15/2030	$ 16,000
	500,000	(4)	-	$ 0.04	12/7/2030	-
Gary Henrie	166,667		333,333	$ 0.05	12/15/2030	$ 16,000
	500,000	(4)		$ 0.04	12/7/2030	-
Ed DeFrank	166,667		333,333	$ 0.05	12/15/2030	$ 16,000
	500,000	(4)	-	$ 0.04	12/7/2030	-

(1) Represents the Black-Scholes fair value of unvested awards as of the grant date.

(2) These options and warrants were vested at March 31, 2021.

(3) Represents a warrant to purchase 1,200,000 shares of common stock at an exercise price of $0.05 per share.

(4) Represents warrants to purchase 500,000 shares of common stock at an exercise price of $0.04 per share.

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board of directors. Directors are entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Outside directors are paid $2,000 monthly with an additional $1,000 for each meeting attended in person.  The compensation is payable in cash or stock at the election of the Company.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of June 15, 2021, relating to the beneficial ownership of common stock by:

●	each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;
●	each of named executive officers and directors; and
●	directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 317,012,411 shares of common stock outstanding as of the date of this report. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	No. of Shares		Percentage of Total Shares
Name of Beneficial Owner (1)	Owned		Owned
Officers and Directors
John Poss	4,225,000	(2)	1.32%
Dr. Andrea Small-Howard	3,149,333	(3)	*(10)
Zach Swarts	816,667	(4)	*(10)
Gary Henrie	666,667	(5)	*(10)
Ed DeFrank	666,667	(6)	*(10)
Directors and officers as a group (four) persons	9,524,334		2.92%
5% Holders:
Robert Moody, Jr.	26,005,000	(7)	7.90%
Lawrence B. Ordower	25,888,560	(8)	7.85%
David Ruggieri	20,333,000	(9)	6.24%

(1) Unless otherwise noted, the address of each person listed is GB Sciences, Inc. 3550 W. Teco Avenue, Las Vegas, NV 89118.

(2) Includes (a) 225,000 shares of common stock currently owned of record by Mr. Poss, (b) options to purchase 3,500,000 shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter, and (c) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(3) Includes (a) 116,000 shares of common stock currently owned of record by Dr. Small-Howard, (b) options to purchase 1,333,333 shares of common stock and warrants to purchase 1,200,000 shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter, and (c) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(4) Includes (a) options to purchase 316,667 shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter and (b) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(5) Includes (a) 166,667 options to purchase shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter and (b) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(6) Includes (a) 166,667 options to purchase shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter and (b) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(7) Address is Robert Moody Jr, 2302 Post Office Street, Suite 601, Galveston, TX  77550. The total consists of 18,002,500 common shares held by Mr. Moody and 8,002,500 shares that may be acquired upon the exercise of warrants.

(8) Address is Lawrence B. Ordower, 25 East Washington Street, Suite 1400, Chicago, IL  60602. The total consists of 13,150,560 common shares held by Mr. Ordower and 12,738,000 shares of common stock issuable upon exercise of warrants.

(9) Address is David Ruggieri, 1107 West Marion Ave, Unit 116, Punta Gorda, FL  33950. The total consists of 11,303,500 common shares held by Mr. Ruggieri and 9,029,500 shares of common stock issuable upon exercise of warrants.

(10) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2021, the Company had one independent director serving on the board of directors. The definition the Company uses to determine whether a director is independent are the rules governing the OTC market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

	Fiscal 2021	Fiscal 2020
Audit Fees(1)	$65,000	$78,710
Audit-Related Fees(2)	1,500	-
Tax Fees(3)	-	-
Subtotal	66,500	78,710
All other Fees(4)	-	-
Total	$66,500	$78,710

(1) Audit Fees – Audit fees billed to the Company in FY 2021 and 2020 include fees billed by Assurance Dimensions, Inc. and by Soles, Heyn & Company, LLP for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees – Fees billed by Soles, Heyn & Company, LLP for providing auditor's consent.

(3) Tax Fees – No tax services were provided by the principal accountant during the past two fiscal years.

(4) All Other Fees – There were no other fees billed in the past two fiscal years for products and services provided.

Pre-approval of Audit and Non-Audit Services

It is the policy of the board of directors to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Board of Directors may delegate pre-approval authority to one or more of its members when expedition of services is necessary.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	GB Sciences, Inc. Consolidated Financial Statements (including related notes to Consolidated Financial Statements) filed in Part II of this report are listed below:

Report of Independent Registered Public Accounting Firm – Assurance Dimensions, Inc.

Financial Statements:

Consolidated Balances Sheets as of March 31, 2021 and 2020

Consolidated Statements of Operations – Years ended March 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended March 31, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended March 31, 2021 and 2020

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

10.4	Employment Agreement between Registrant and John Poss dated August 10, 2015 (Incorporated by reference to Exhibit 10.1 to Form 10-Q No. 000-55462 filed with the Commission on November 18, 2015)
10.5	Operating Agreement of GB Sciences Nevada LLC (Incorporated by reference to Exhibit 10.4 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014)
10.6	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form S-1/A No. 333-198967 filed with the Commission on December 23, 2014)
10.7	Amended Employment Agreement between Registrant and John Poss dated June 1, 2016 (Incorporated by reference to Exhibit 10.23 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.8

Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 1, 2016 (Incorporated by reference to Exhibit 10.24 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)

10.9	Audit Committee Charter (Incorporated by reference to Exhibit 10.25 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.10	Compensation Committee Charter (Incorporated by reference to Exhibit 10.26 to Form 10-K No. 333-82580 filed with the Commission on July 14, 2016)
10.11

Note Purchase Agreement between Registrant and CSW Ventures, LP dated February 28, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.12

8% Convertible Promissory Note between Registrant and CSW Ventures, LP dated February 28, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.13	Security Agreement between Registrant and CSW Ventures, LP dated February 28, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)
10.14

Note Purchase Agreement between Registrant and Iliad Research and Trading, LP dated April 23, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.15

8% Convertible Promissory Note between Registrant and Iliad Research and Trading, LP dated April 23, 2019 (Incorporated by reference to Exhibit 10.29 to March 31, 2019 Form 10-K filed with the Commission on July 15, 2019)

10.16	Membership Interest Purchase Agreement between Registrant, Wellcana Plus, LLC, and GB Sciences Louisiana, LLC, dated November 15, 2019 (Incorporated by reference to Exhibit 10.1 to December 31, 2019 Form 10-Q filed with the Commission on February 18, 2020)
10.17

Membership Interest Purchase Agreement by and among Registrant, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and AJE Management, LLC dated March 25, 2020 (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)

10.18	Management Services Agreement by and among Registrant, GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and AJE Management, LLC dated December 6, 2019 (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.19	Amendment to Note Documents between Registrant and CSW Ventures, LP dated July 12, 2019 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.20	Amended and Restated 8% Senior Secured Convertible Promissory Note payable to CSW Ventures, LP dated July 12, 2019 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.21	Amendment to Promissory Note between Registrant and CSW Ventures, LP dated July 12, 2019 (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.22	Second Amendment to Note Documents between Registrant and CSW Ventures, LP dated November 27, 2019 (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.23	Second Amended and Restated 8% Senior Secured Convertible Promissory Note payable to CSW Ventures, LP dated November 27, 2019 (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.24	Loan Agreement betrween Registrant and AJE Mangement, LLC dated December 3, 2020 (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)

10.25	8% Promissory Note payable to AJE Management, LLC (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.26	Promissory Note payable to John Davis dated November 15, 2019 (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
10.27	Judgment Settlement Agreement between Registrant, Iliad Research and Trading, L.P., and Wellcana Plus, LLC, dated November 20, 2020 (Incorporated by reference to Exhibit 10.1 to December 31, 2020 Form 10-Q filed with the Commission on February 16, 2021)
10.28	Amendment to Membership Interest Purchase Agreement between Registrant, AJE Management, LLC, GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC dated May 11, 2020
10.29	Second Amendment to Membership Interest Purchase Agreement between Registrant, AJE Management, LLC, GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC dated July 24, 2020
10.30	Loan Agreement between Registrant, AJE Management, LLC, GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC dated July 24, 2020
10.31	8% Promissory Note Payable to AJE Management, LLC, dated July 24, 2020
10.32	Security Agreement between Registrant and AJE Management, LLC, dated July 24, 2020
10.33	Omnibus Amendment between Registrant, AJE Management, LLC, CSW Ventures, L.P., GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC dated December 29, 2020
10.34	Amendment to Membership Interest Purchase Agreement between Registrant, Wellcana Plus, LLC, and GB Sciences Louisiana, LLC, dated December 15, 2020
10.35	Judgment Settlement Agreement between Registrant and Iliad Research and Trading, L.P. dated November 20, 2020
10.36	Membership Interest Purchase Agreement between Registrant, 483 Management, LLC, and GB Sciences Nopah, LLC dated August 10, 2020
10.37	Management Services Agreement between Registrant, 483 Management, LLC, and GB Sciences Nopah, LLC dated August 10, 2020
10.38	Promissory Note Modification Agreement between Registrant and 483 Management, LLC dated August 10, 2020
10.39	Indemnification Agreement between Registrant and Edmond A. DeFrank dated November 16, 2020
10.40	Indemnification Agreement between Registrant and Leslie Bocskor dated November 16, 2020
10.41	Indemnification Agreement between Registrant and John Poss dated November 16, 2020
10.42	Indemnification Agreement between Registrant and Andrea Small-Howard dated November 16, 2020
10.43	Indemnification Agreement between Registrant and Zach Swarts dated November 16, 2020
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer
101	XBRL Instant Documents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on July 6, 2021.

GB Sciences, Inc.

By:	/s/ John Poss
Name: John Poss
Title: Chief Executive Officer

GB Sciences, Inc.

By:	/s/ Zach Swarts
Name: Zach Swarts
Title: Chief Financial Officer