Form 10-Q
period 2021-06-30
GB SCIENCES INC
filed 2021-08-13
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

There were 317,429,078 shares of common stock, par value $0.0001 per share, outstanding as of  August 13, 2021.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of March 31,
	2021	2021
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$582,971	$793,040
Prepaid expenses and other current assets	296,081	256,251
Current assets from discontinued operations	2,248,757	2,494,564
TOTAL CURRENT ASSETS	3,127,809	3,543,855
Property and equipment, net	21,895	25,022
Intangible assets, net of accumulated amortization of $57,322 and $43,096 at June 30, 2021 and March 31, 2021, respectively	1,797,920	1,706,762
Long term assets from discontinued operations	5,383,005	5,530,415
TOTAL ASSETS	$10,330,629	$10,806,054
CURRENT LIABILITIES:
Accounts payable	$1,463,806	$1,412,459
Accrued interest	521,145	493,741
Accrued liabilities	1,031,003	957,946
Notes and convertible notes payable and line of credit, net of unamortized discount of $272,122 and $296,504 at June 30, 2021 and March 31, 2021, respectively	3,619,186	3,594,804
Indebtedness to related parties	84,913	84,913
Current liabilities from discontinued operations	1,987,787	2,054,585
TOTAL CURRENT LIABILITIES	8,707,840	8,598,448
Convertible notes payable, net of unamortized discount of $141,123 and $154,590 at June 30, 2021 and March 31, 2021, respectively	305,877	292,410
Long term liabilities from discontinued operations	3,347,363	3,389,124
TOTAL LIABILITIES	12,361,080	12,279,982
Commitments and contingencies (Note 7)
STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 317,429,078 and 315,340,411 outstanding at June 30, 2021 and March 31, 2021, respectively	31,743	31,534
Additional paid-in capital	102,619,471	102,380,770
Accumulated deficit	(104,681,665)	(103,886,232)
TOTAL STOCKHOLDERS' DEFICIT	(2,030,451)	(1,473,928)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,330,629	$10,806,054

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,

	2021	2020

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
General and administrative expenses	493,405	515,253
LOSS FROM OPERATIONS	(493,405)	(515,253)
OTHER EXPENSE
Interest expense	(65,254)	(662,370)
Debt default penalty	-	(286,059)
Other expense	-	(11,182)
Total other expense	(65,254)	(959,611)
LOSS BEFORE INCOME TAXES	(558,659)	(1,474,864)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(558,659)	(1,474,864)
Loss from discontinued operations	(73,758)	(371,836)
NET LOSS	$(632,417)	$(1,846,700)

Net loss attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$(558,659)	$(1,474,864)
Discontinued operations	(73,758)	(371,836)
Net loss	$(632,417)	$(1,846,700)

Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	315,675,539	277,968,516

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(632,417)	$(1,846,700)
Loss from discontinued operations	(73,758)	(371,836)
Net loss from continuing operations	(558,659)	(1,474,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,354	5,562
Stock-based compensation	19,500	-
Amortization of debt discount and beneficial conversion feature	37,849	510,885
Debt default penalty	-	286,059
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,830)	-
Accounts payable	(10,304)	34,739
Accrued expenses	(126,943)	(141,102)
Accrued interest	27,404	158,806
Indebtedness to related parties	-	60,291
Net cash used in operating activities of continuing operations	(633,629)	(559,624)
Net cash provided by/(used in) operating activities of discontinued operations	(2,954)	235,779
Net cash used in operating activities	(636,583)	(323,845)
INVESTING ACTIVITIES:
Advancement of proceeds from sale of Nevada subsidiaries	200,000	-
Acquisition of intangible assets	(50,000)	-
Net cash provided by investing activities of continuing operations	150,000	-
Net cash provided by investing activities of discontinued operations	7,435	-
Net cash provided by investing activities	157,435	-
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	62,660	151,202
Proceeds of note payable	-	150,000
Brokerage fees for warrant exercises	-	(15,121)
Net cash provided by financing activities of continuing operations	62,660	286,081
Net cash used in financing activities of discontinued operations	(33,478)	(12,772)
Net cash provided by financing activities	29,182	273,309
Net change in cash and cash equivalents	(449,966)	(50,536)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,145,633	151,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	695,667	101,230
Less: cash and cash equivalents classified as discontinued operations	(112,696)	(50,135)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$582,971	$51,095

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Three Months Ended June 30, 2021 and 2020

(unaudited)

	Three Months Ended June 30,
	2021	2020
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Depreciation capitalized in inventory (discontinued operations)	$134,511	$164,654
Patent drafting and filing costs capitalized in intangible assets	$55,385	$78,226
Brokerage fees from warrant exercises in accounts payable	$6,266	$-
Induced dividend from warrant exercises	$163,016	$17,236
Discount on note payable attributable to warrant modification	$-	$150,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 For the Three Months Ended June 30, 2021 and 2020

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Exercise of warrants for stock, net of issuance costs	2,088,667	209	56,185	-	56,394
Share based compensation expense	-	-	19,500	-	19,500
Inducement dividend from warrant exercises	-	-	163,016	(163,016)	-
Net loss	-	-	-	(632,417)	(632,417)
Balance at June 30, 2021	317,429,078	$31,743	$102,619,471	$(104,681,665)	$(2,030,451)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$(88,494)

Exercise of warrants for stock, net of issuance costs	4,991,084	500	135,581	-	136,081
Discount on convertible note payable from warrant modification	-	-	150,000	-	150,000
Inducement dividend from warrant exercises	-	-	17,263	(17,263)	-
Net loss	-	-	-	(1,846,700)	(1,846,700)
Balance at June 30, 2020	280,532,686	$28,054	$97,574,001	$(99,251,168)	$(1,649,113)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. (the “Company,” “We” or “Us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. The balance sheet at  March 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Principles of Consolidation

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America. Our consolidated financial statements include all operating divisions and majority-owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries were wholly owned by the Company for the periods presented.

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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. In particular, the assets, liabilities, profit and loss, and cash flows of GB Sciences Nevada LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC, have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the pending sale of the Company's Nevada operations. The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Discontinued Operations

See Note 3.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Long-Lived Assets

We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of June 30, 2021.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Indirect costs, which primarily relate to the lease and operation costs of the Teco Facility, which are included in discontinued operations, are allocated based on square footage of the facility used in the production of inventory.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

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

Because the Company operates in the State-licensed cannabis industry through the Nevada Subsidiaries, it is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of NOLs. The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 160,314,865 and 164,049,941 potentially dilutive common shares at  June 30, 2021 and March 31, 2021, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Standards Not Yet Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for The Company's fiscal year beginning April 1, 2022. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2021-04 and does not expect the adoption of this ASU to materially impact its consolidated financial statements.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $104,681,665 at June 30, 2021. The Company had a working capital deficit of $5,580,031 at June 30, 2021, net of working capital of $260,970 classified as discontinued operations, compared to $5,054,593 at March 31, 2021, net of working capital of $439,979 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $636,583 for the three months ended June 30, 2021, including $2,954 used by discontinued operations, compared to $323,845 used in operating activities, net of $235,779 provided by discontinued operations for the three months ended June 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

Furthermore, Management believes the COVID-19 pandemic may have a significant impact on the Company's business. The pandemic presents a risk to the global economy, and it is possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials and ability to continue as a going concern. As the result of the pandemic, gross revenue of the Company's discontinued operations was significantly reduced for the three months ended June 30, 2020, due to temporary closures of retail stores who purchase products from the Teco Facility. Management has not been able to measure the potential future impact on the Company's financial statements and continues to monitor the impact of the pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Note 3 – Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC in discontinued operations due to the pending sale of the Company's Nevada cultivation and extraction facilities (Note 9).

The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets as of June 30, 2021 and  March 31, 2021 were as follows:

	June 30, 2021			March 31, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
ASSETS
CURRENT ASSETS
Cash	$582,971	$112,696	$695,667	$793,040	$352,593	$1,145,633
Accounts receivable, net	-	643,594	643,594	-	400,175	400,175
Inventory, net	-	1,462,009	1,462,009	-	1,689,304	1,689,304
Prepaid and other current assets	296,081	30,458	326,539	256,251	52,492	308,743
TOTAL CURRENT ASSETS	879,052	2,248,757	3,127,809	1,049,291	2,494,564	3,543,855

Property and equipment, net	21,895	4,736,272	4,758,167	25,022	4,876,247	4,901,269
Intangible assets, net	1,797,920	571,264	2,369,184	1,706,762	571,264	2,278,026
Deposits and other noncurrent assets	-	75,469	75,469	-	82,904	82,904

TOTAL ASSETS	$2,698,867	$7,631,762	$10,330,629	$2,781,075	$8,024,979	$10,806,054

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,463,806	$385,320	$1,849,126	$1,412,459	$509,477	$1,921,936
Accrued interest	521,145	49,211	570,356	493,741	49,211	542,952
Accrued expenses	1,031,003	122,714	1,153,717	957,946	105,421	1,063,367
Notes payable, net	3,619,186	485,000	4,104,186	3,594,804	485,000	4,079,804
Indebtedness to related parties	84,913	-	84,913	84,913	-	84,913
Income tax payable	-	793,292	793,292	-	761,509	761,509
Finance lease obligations, current	-	152,250	152,250	-	143,967	143,967
TOTAL CURRENT LIABILITIES	6,720,053	1,987,787	8,707,840	6,543,863	2,054,585	8,598,448

Convertible notes payable	305,877	-	305,877	292,410	-	292,410
Finance lease obligations, long term	-	3,347,363	3,347,363	-	3,389,124	3,389,124

TOTAL LIABILITIES	$7,025,930	$5,335,150	$12,361,080	$6,836,273	$5,443,709	$12,279,982

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Discontinued Operations - Revenues and Expenses

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,
	2021			2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$1,342,586	$1,342,586	$-	$551,197	$551,197
Cost of goods sold	-	(1,219,041)	(1,219,041)	-	(491,795)	(491,795)
Gross profit/(loss)	-	123,545	123,545	-	59,402	59,402
General and administrative expenses	493,405	84,078	577,483	515,253	289,455	804,708
INCOME/(LOSS) FROM OPERATIONS	(493,405)	39,467	(453,938)	(515,253)	(230,053)	(745,306)
OTHER EXPENSE
Interest expense	(65,254)	(102,331)	(167,585)	(662,370)	(132,943)	(795,313)
Debt default penalty	-	-	-	(286,059)	-	(286,059)
Other income/(expense)	-	20,889	20,889	(11,182)	-	(11,182)
Total other expense	(65,254)	(81,442)	(146,696)	(959,611)	(132,943)	(1,092,554)
LOSS BEFORE INCOME TAXES	(558,659)	(41,975)	(600,634)	(1,474,864)	(362,996)	(1,837,860)
Income tax expense	-	(31,783)	(31,783)	-	(8,840)	(8,840)
NET LOSS	$(558,659)	$(73,758)	$(632,417)	$(1,474,864)	$(371,836)	$(1,846,700)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Discontinued Operations - Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. Inventory is included in current assets from discontinued operations in the Company's unaudited condensed consolidated balance sheets at June 30, 2021 and March 31, 2021.

	June 30, 2021	March 31, 2021

Raw materials	$112,857	$86,076
Work in progress	814,166	743,844
Finished goods	601,807	866,195
Subtotal	1,528,830	1,696,115
Allowance to reduce inventory to net realizable value	(66,821)	(6,811)
Total inventory, net	$1,462,009	$1,689,304

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Discontinued Operations - Leases

The Company evaluates all finance and operating leases, and they are measured on the balance sheet with a lease liability and right-of-use asset (“ROU”) at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make scheduled lease payments. Lease terms include options to extend when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheet. The present value of lease payments is calculated using the incremental borrowing rate at lease commencement, which takes into consideration recent debt issuances as well as other applicable market data available.

The Company's only remaining lease commitment is a finance lease for the Teco Facility, which is classified as discontinued operations in the Company's unaudited condensed consolidated financial statements. This lease has a remaining non-cancelable term that ends December 31, 2025 with an option to extend through December 31, 2030. The rate used to discount this lease was 11.5%.

Finance leases are included in property and equipment (long term assets from discontinued operations), finance lease obligations, short term (current liabilities from discontinued operations), and finance lease obligations, long term (long term liabilities from discontinued operations), on the unaudited condensed consolidated balance sheets.

During the three months ended June 30, 2021, finance lease costs included in discontinued operations were $140,258, of which $101,583 represents interest expense and $38,675 represents amortization of the right-of-use asset.

The future minimum lease payments of lease liabilities as of June 30, 2021, from discontinued operations are as follows:

Year Ending
March 31,	Finance Leases

2022 (9 months)	$409,235
2023	560,625
2024	577,444
2025	594,767
2026	612,610
Thereafter	3,168,492
Total minimum lease payments	5,923,173
Less: Amount representing interest	(2,423,560)
Present value of minimum lease payments	3,499,613
Less: Current maturities of capital lease obligations	(152,250)
Long-term capital lease obligations	$3,347,363

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Discontinued Operations - 8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 9), the Teco Subsidiaries entered into a promissory note and line of credit for up to $470,000 from the purchaser of the membership interests in the Teco Subsidiaries. The purpose of the line of credit was to supply working capital for the Teco Subsidiaries, and the note matures upon the close of the sale of the Teco Subsidiaries. The principal and accrued interest balances outstanding at the time of closing will be considered paid in full upon closing and will not reduce the purchase price received by GB Sciences. As of March 31, 2021, the Teco Subsidiaries have received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the line of credit by $15,000. On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility, which provides that no further interest will be accrued on this note after November 30, 2020. The balance of the line of credit was $485,000 at  June 30, 2021 and accrued interest was $49,211. The note and related interest expense are included in current liabilities from discontinued operations and loss from discontinued operations.

Note 4  – Notes Payable and Line of Credit

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

To date, the Company has made principal payments totaling $330,555 and the principal balance of the note was $369,445 at June 30, 2021. The remaining unamortized discount as of June 30, 2021, was $0.

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in  GB Sciences Nopah, LLC (Note 9). The Nopah MIPA will close upon successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate. Upon close, the principal balance of the note will be reduced to $190,272. The maturity date of the note was extended to July 31, 2021, with no payments of principal or interest due until maturity. In addition, the note will no longer bear interest at the penalty rate of 15% unless there is a new event of default. The Company is negotiating terms of an extension to the note with the note holder.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

8% Line of Credit dated July 24, 2020

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan is collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019. Any advances will be made at the sole discretion of the lender following a written request made by the Company. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable will be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. The balance outstanding under the note plus accrued interest may be repaid at any time prior to the close of the sale of the Teco facility (Note 9).

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e., such advances will be considered advance payments of the $4,000,000 cash purchase price. The note will not accrue any additional interest subsequent to November 30, 2020. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 during the year ended March 31, 2021 (two times $325,000 in addition to $325,000 in advances already recorded under the July 24 Note). As of  June 30, 2021, the Company has received $50,000 in additional advances above $325,000 during the fiscal year ended March 31, 2021, bringing the total balance to $1,025,000 at June 30, 2021. Accrued interest was $58,495 at June 30, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Summary of Notes and Convertible Notes Payable

As of June 30, 2021, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of June 30, 2021
Short-Term Notes Payable	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 4)	$369,445	$-	$369,445
8% Line of Credit dated November 27, 2019 (Note 3)	485,000	-	485,000
8% Line of Credit dated July 24, 2020 (Note 4)	1,025,000	-	1,025,000
6% Convertible promissory notes payable (Note 5)	1,060,000	-	1,060,000
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 5)	1,111,863	-	1,111,863
6% Convertible notes payable due January 18, 2022 (Note 5)	325,000	(272,122)	52,878
Total short-term notes and convertible notes payable	4,376,308	(272,122)	4,104,186
Less: Notes payable classified as discontinued operations	(485,000)	-	(485,000)
Total short-term notes payable classified as continuing operations	$3,891,308	$(272,122)	$3,619,186

6% Convertible promissory notes payable due September 30, 2023 (Note 5)	197,000	(37,204)	159,796
6% Convertible note payable due December 31, 2023 (Note 5)	250,000	(103,919)	146,081
Total long-term notes payable classified as continuing operations	$447,000	$(141,123)	$305,877

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Note 5 – Convertible Notes

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2021, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants and the change in the fair value of the conversion feature. The Company recorded interest expense of $6,303 on the new notes during the three months ended June 30, 2021, of which $3,356 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $47,279 at June 30, 2021, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. The Company is negotiating the terms of an extension with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense during the three months ended June 30, 2021, was $15,856 and there is no remaining unamortized discount. Accrued interest on the $1,060,000 notes was $244,129 at June 30, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

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

During the quarter ended March 31, 2021, the Company received notice of the conversion of $160,000 total principal balance at $0.04 per share and issued 4,000,000 shares of common stock to the note holder. After the conversions that occurred during the year ended March 31, 2021, the remaining principal balance and carrying amount of the note is $1,111,863 as of June 30, 2021. Accrued interest was $144,994. The total outstanding balance of principal and accrued interest totaling $1,256,857 will reduce the $4,000,000 cash payment received by the Company upon the close of the sale of the Teco Facility, and no further interest expense will be accrued on the note.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

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

On November 20, 2020, the Company, Iliad, and Wellcana Plus, LLC entered into the Judgment Settlement Agreement, whereby Iliad agreed to discharge all amounts owed to it by the Company upon receipt of payment totaling $3,006,015 directly from the proceeds of the Wellcana Note Receivable on or before December 8, 2020. On December 8, 2020, Wellcana failed to make payment to the Company. On December 9, 2020, the Company entered into a letter agreement with Iliad extending the Judgment Settlement agreement in exchange for payment of $25,000 plus $25,000 per week until the payment totaling $3,006,015 is received by Iliad, with such payments not reducing the amount owed under the Judgment Settlement Agreement. On December 16, 2020, Wellcana made payment of the full amount owed to the Company, of which $3,006,015 was paid directly to Iliad in full satisfaction of the Judgment Settlement Agreement. On December 18, 2020, Iliad filed a Satisfaction of Judgment in the Third Judicial District Court of Salt Lake County in the State of Utah, and the lawsuit was dismissed. The Company has no further obligations to Iliad.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

December 2020 $575,000 6% Convertible Note Offering

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. During the year ended March 31, 2021, the Company issued $575,000 in convertible notes under the offering to three investors. $325,000 of the notes mature in December 2021, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $500,250, net of issuance costs, and recorded a discount on convertible notes of $74,750. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes.

At June 30, 2021, notes with a carrying amount of $52,878 were included in short term notes and convertible notes payable, net of unamortized discounts of $272,122. Notes with a carrying amount of $146,081 were included in long term notes and convertible notes payable, net of unamortized discounts of $103,919. Interest expense related to the notes was $24,458 for the three months ended June 30, 2021, which includes $15,857 from amortization of the note discounts.

Note 6 – Capital Transactions

Sale of Common Stock and Exercise of Warrants

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. On July 18, 2021, the Company entered into an amendment to the Advisory Agreement extending the temporary decrease through September 30, 2021 and agreed that each exercising warrant holder will receive an equal number of replacement warrants to purchase one share of the Company's common stock at $0.10 for three years. During the three months ended June 30, 2021,the Company received notice of the exercise of 2,088,667 warrants at $0.03 per share and received proceeds of $56,394, net of accrued brokerage fees of $6,266. As the result of the exercises, the Company recorded an inducement dividend of $163,016, which includes $62,660 related to the intrinsic value of the exercised warrants at the dates of exercise and $100,356 related to the Black-Scholes fair value of the 2,088,667 replacement warrants issued to the exercising investors.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Note 7 – Commitments and Contingencies

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,015 pursuant to the Judgment Settlement Agreement (Note 5).

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

Note 8 – Related Party Transactions

As of June 30, 2021 the Company was indebted to executive officers for unpaid compensation totaling $84,913.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Note 9 – Sale of Membership Interests in Nevada Subsidiaries

On November 15, 2019, we entered into a Binding Letter of Intent ("Teco LOI") to sell 75% of the Company's membership interest interests in GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC ("Teco Subsidiaries"). On March 24, 2020, we entered into the Membership Interest Purchase Agreement ("Teco MIPA") with AJE Management, LLC, which formalized the sale of the Teco Subsidiaries and modified the terms of the sale. Pursuant to the Teco MIPA, the Company will sell 100% of its membership interests in GBSN and GBLV for $4,000,000 cash upon close and will receive a $4,000,000 8% promissory note to be paid in monthly installments over 36 months with payments beginning 30 months after the close of the sale.

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility will be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The Company has received $375,000 in advances under the note (Note 4).

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 to $3,025,000, and any advances made to the Company above $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, rather than reducing the note receivable by three times the amount of the balance outstanding. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued an expense of $650,000 to increase the balance outstanding under the July 24 Note to three times $325,000, to a total of $975,000 which will reduce the $4,000,000 note receivable that the Company will receive upon close of the sale of the Teco Facility, and an additional $50,000 that will be treated as a reduction of the $4,000,000 cash purchase price paid at close.

The Omnibus Amendment also amends the Management Services Agreement to provide that no further management fees will accrue after November 30, 2020. As of June 30, 2021, the Company has paid $150,000 and accrued $700,000 in management fees, which will reduce the $4,000,000 in cash proceeds received upon the close of the sale. The form of the note receivable that the Company will receive on close was amended to accelerate payments such that the Company will receive payment in full within three years, rather than over 36 months with payments beginning 30 months after the close of the sale.

On May 11, 2021, the Company entered into a Second Omnibus Amendment, which extends the Management Services Agreement through December 31, 2021, and received $200,000 from the purchaser as a partial advancement of  the $4,000,000 cash purchase price. The advancement is recorded in accrued liabilities in the Company's condensed consolidated balance sheet as of June 30, 2021.

The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there were over 90 requests pending, and it will take up to several months to process the entire backlog of pending license transfers. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic continues.

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. As consideration for the transfer of the license and membership interest in GB Sciences Nopah, LLC, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah License until closing. The $300,000 purchase price will be applied as a reduction to the balance of the 0% Note payable dated October 23, 2017 (Note 4), which is held by an affiliate of the purchaser of the Nopah license. The transfer of the Nopah License is subject to the same restrictions on license transfers discussed above.

Because the moratorium on license transfers has been lifted, the Company determined that the Teco Facility and Nopah Facility qualify for presentation as discontinued operations, and the income, assets, and cash flows of the Teco Subsidiaries and GB Sciences Nopah, LLC have been reclassified as discontinued operations for all periods presented in the Company's consolidated financial statements.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(unaudited)

Note 10 – Subsequent Events

Capital Transactions

On July 2, 2021, the Company received $50,000 from an investor and issued a 6% convertible promissory note due July 1, 2022 under the convertible note offering that began in December 2020. The note is convertible at $0.05 per share into the Company's common stock.

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

Michigan State University: Discovery work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to explore CCCM™s for use in the prevention of HIV-Associated Neurocognitive Disorders (HAND). Although combination antiretroviral therapy keeps symptoms for most HIV-patients well controlled, between 40% and 70% of these well-controlled HIV patients end up with HAND symptoms that range from movement disorders to dementia-like symptoms. The results from this work were included in a new patent application that will be filed in Q3 of 2021. In addition, MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of COVID-19 deaths. The new patent application for our novel, cannabinoid-containing complex mixtures (CCCM™) for the treatment of hyperinflammation and cytokine release syndrome in COVID-19 patients was filed August 18, 2020.

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

The sales of the Teco Facility and Nopah are expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium from October 2019 through August of 2020, and the processing of license transfers has been further delayed by the COVID-19 pandemic. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board lifted the moratorium, however, the board has indicated that there were over 90 requests pending and it will take up to several months to process the entire backlog of pending license transfers. Based on this information, we cannot provide any assurances as to the timing of the close of the sale.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended
	June 30,
	2021	2020

General and administrative expenses	$493,405	$515,253
LOSS FROM OPERATIONS	(493,405)	(515,253)
OTHER EXPENSE
Interest expense	(65,254)	(662,370)
Debt default penalty	-	(286,059)
Other expense	-	(11,182)
LOSS BEFORE INCOME TAXES	(558,659)	(1,474,864)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	$(558,659)	$(1,474,864)

Comparison of the Three Months Ended June 30, 2021 and 2020

General and Administrative Expenses

General and Administrative Expenses decreased by $(21,848) to $493,405 for the three months ended June 30, 2021, compared to $515,253 for the three months ended June 30, 2020. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $(597,116) to $65,254 for the three months ended June 30, 2021, compared to $662,370 in the prior year quarter. The decrease is primarily attributable to less interest-bearing debt outstanding during the current quarter as the result of the payoff of the note payable to Iliad Research and Trading, L.P. in December 2020. In addition, notes with balances totaling $2.1 million at June 30, 2021 are no longer accruing interest beginning December 1, 2020, as the result of the Omnibus Amendment to the agreements surrounding the sale of the Company's Nevada Subsidiaries.

Debt Default Penalty

The Company recorded a default penalty of $286,059 in the prior year quarter, related to the Company's failure to timely repay the principal and interest owed under the note payable to Iliad Research and Trading, L.P. on April 1, 2020. The penalty was 10% of the principal and accrued interest balances outstanding at the time of default.

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

In continuing operations at  June 30, 2021, cash was $582,971, other current assets excluding cash were $296,081, and our working capital deficit was $5,841,001. Current liabilities in continuing operations were $6,720,053 and consisted principally of $1,463,806 in accounts payable, $1,552,148 in accrued liabilities, $3,619,186 in notes and convertible notes payable, and $84,913 in indebtedness to related parties. At June 30, 2021, current assets from discontinued operations were $2,248,757, current liabilities from discontinued operations were $1,987,787, and working capital from discontinued operations was $260,970.

At March 31, 2021, continuing operations included a cash balance of $793,040, other current assets excluding cash were $256,251, and our working capital deficit was $5,494,572. Current liabilities in continuing operations were $6,543,863, which consisted principally of $1,412,459 in accounts payable, $1,451,687 in accrued liabilities, $3,594,804 in notes and convertible notes payable, and $84,913 of indebtedness to related parties. At March 31, 2021, current assets from discontinued operations were $2,494,564, current liabilities from discontinued operations were $2,054,585, and working capital from discontinued operations was $439,979.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $636,583, including $2,954 used by discontinued operations for the three months ended June 30, 2021, compared to $323,845 net of $235,779 provided by operating activities of discontinued operations for the three months ended June 30, 2020. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2021, $157,435 was provided by investing activities, including $7,435 provided by discontinued operations. Cash provided by investing activities of continuing operations consisted of $200,000 received by the Company as an advancement of the purchase price of the Teco facility, and was offset by $50,000 paid to acquire intangible assets. During the three months ended June 30, 2020, no cash was used or provided by investing activities.

Financing Activities

During the three months ended June 30, 2021, cash flows provided by financing activities totaled $29,182 , net of $33,478 used in discontinued operations. Cash flows provided by financing activities of continuing operations related to $62,660 in gross proceeds from warrant exercises. Cash provided by financing activities for the three months ended June 30, 2020 was $273,309, net of $12,772 used in discontinued operations. Cash provided by financing activities for the three months ended June 30, 2020 related primarily to $151,202 in proceeds from warrant exercises and $150,000 in proceeds from the sale of a note payable, offset by $15,121 of brokerage fees for warrant exercises.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $104,681,665 at June 30, 2021. The Company had a working capital deficit of $5,580,031 at June 30, 2021, net of working capital of $260,970 classified as discontinued operations, compared to $5,054,593 at March 31, 2021, net of working capital of $439,979 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $636,583 for the three months ended June 30, 2021, including $2,954 used by discontinued operations, compared to $323,845 used in operating activities, net of $235,779 provided by discontinued operations for the three months ended June 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2021.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2021, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2021, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,015 pursuant to the Judgment Settlement Agreement.

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

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. On July 18, 2021, the Company entered into an amendment to the Advisory Agreement extending the temporary decrease through September 30, 2021 and agreed that each exercising warrant holder will receive an equal number of replacement warrants to purchase one share of the Company's common stock at $0.10 for three years. During the three months ended June 30, 2021,the Company received notice of the exercise of 2,088,667 warrants at $0.03 per share and received proceeds of $56,394, net of accrued brokerage fees of $6,266. As the result of the exercises, the Company recorded an inducement dividend of $163,016, which includes $62,660 related to the intrinsic value of the exercised warrants at the dates of exercise and $100,356 related to the Black-Scholes fair value of the 2,088,667 replacement warrants issued to the exercising investors.

ITEM 3. Defaults Upon Senior Securities

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,015 pursuant to the Judgment Settlement Agreement.

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

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GB SCIENCES, INC.

Date: August 13, 2021	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

Date: August 13, 2021	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)