Form 10-Q
period 2021-09-30
GB SCIENCES INC
filed 2021-11-15
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

There were 317,429,078 shares of common stock, par value $0.0001 per share, outstanding as of  November 15, 2021.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of March 31,
	2021	2021
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$395,325	$793,040
Prepaid expenses and other current assets	220,241	256,251
Current assets from discontinued operations	1,995,957	2,494,564
TOTAL CURRENT ASSETS	2,611,523	3,543,855
Property and equipment, net	18,767	25,022
Intangible assets, net of accumulated amortization of $71,926 and $43,096 at September 30, 2021 and March 31, 2021, respectively	1,996,612	1,706,762
Long term assets from discontinued operations	5,304,560	5,530,415
TOTAL ASSETS	$9,931,462	$10,806,054
CURRENT LIABILITIES:
Accounts payable	$1,584,985	$1,412,459
Accrued interest	549,599	493,741
Accrued liabilities	1,185,360	957,946
Notes and convertible notes payable and line of credit, net of unamortized discount of $225,765 and $296,504 at September 30, 2021 and March 31, 2021, respectively	3,715,543	3,594,804
Indebtedness to related parties	84,913	84,913
Current liabilities from discontinued operations	1,725,013	2,054,585
TOTAL CURRENT LIABILITIES	8,845,413	8,598,448
Convertible notes payable, net of unamortized discount of $127,330 and $154,590 at September 30, 2021 and March 31, 2021, respectively	319,670	292,410
Long term liabilities from discontinued operations	3,304,385	3,389,124
TOTAL LIABILITIES	12,469,468	12,279,982
Commitments and contingencies (Note 7)
STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 317,429,078 and 315,340,411 outstanding at September 30, 2021 and March 31, 2021, respectively	31,743	31,534
Additional paid-in capital	102,667,772	102,380,770
Accumulated deficit	(105,237,521)	(103,886,232)
TOTAL STOCKHOLDERS' DEFICIT	(2,538,006)	(1,473,928)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,931,462	$10,806,054

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2021	2020	2021	2020

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	411,545	491,818	904,951	1,007,071
LOSS FROM OPERATIONS	(411,545)	(491,818)	(904,951)	(1,007,071)
OTHER INCOME/(EXPENSE)
Interest expense	(95,244)	(410,946)	(160,498)	(1,082,874)
Debt default penalty	-	-	-	(286,059)
Other income/(expense)	9,000	(1,750)	9,000	(3,374)
Total other expense	(86,244)	(412,696)	(151,498)	(1,372,307)
LOSS BEFORE INCOME TAXES	(497,789)	(904,514)	(1,056,449)	(2,379,378)
Income tax expense	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(497,789)	(904,514)	(1,056,449)	(2,379,378)
Gain/(loss) from discontinued operations	(58,067)	99,056	(131,823)	(272,780)
NET LOSS	$(555,856)	$(805,458)	$(1,188,272)	$(2,652,158)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc.
Continuing operations	$(497,789)	$(904,514)	$(1,056,449)	$(2,379,378)
Discontinued operations	(58,067)	99,056	(131,823)	(272,780)
Net loss	$(555,856)	$(805,458)	$(1,188,272)	$(2,652,158)

Net income/(loss) per common share – basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	317,429,078	280,532,686	316,557,100	279,257,607

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(1,188,272)	$(2,652,158)
Loss from discontinued operations	(131,823)	(272,780)
Net loss from continuing operations	(1,056,449)	(2,379,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,085	15,612
Stock-based compensation	39,000	-
Amortization of debt discount and beneficial conversion feature	104,499	748,956
Debt default penalty	-	286,059
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36,010	-
Accounts payable	(30,120)	262,881
Accrued expenses	27,414	414,130
Accrued interest	55,857	325,925
Indebtedness to related parties	-	123,563
Net cash used in operating activities of continuing operations	(788,704)	(202,252)
Net cash provided by/(used in) operating activities of discontinued operations	16,243	(10,602)
Net cash used in operating activities	(772,461)	(212,854)
INVESTING ACTIVITIES:
Advancement of proceeds from sale of Nevada subsidiaries	200,000	-
Acquisition of intangible assets	(100,000)	-
Proceeds from note receivable	-	701,923
Net cash provided by investing activities of continuing operations	100,000	701,923
Net cash provided by/(used in) investing activities of discontinued operations	1,502	(104,265)
Net cash provided by investing activities	101,502	597,658
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	62,660	151,202
Proceeds from convertible notes payable	50,000	150,000
Proceeds from line of credit	-	125,000
Principal payment on note payable to related party	-	(151,923)
Brokerage fees for issuance of common stock and warrants	-	(15,121)
Net cash provided by financing activities of continuing operations	112,660	259,158
Net cash used in financing activities of discontinued operations	(67,931)	(101,487)
Net cash provided by financing activities	44,729	157,671
Net change in cash and cash equivalents	(626,230)	542,475
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,145,633	151,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	519,403	694,241
Less: cash and cash equivalents classified as discontinued operations	(124,078)	(149,221)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$395,325	$545,020

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Six Months Ended September 30, 2021 and 2020

(unaudited)

	Six Months Ended September 30,
	2021	2020
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Depreciation capitalized in inventory (discontinued operations)	$213,425	$272,267
Patent drafting and filing costs capitalized in intangible assets	$189,880	$320,722
Brokerage fees for convertible note and warrant exercises	$12,766	$-
Stock options issued as compensation for drafting and filing patent applications	$28,800	$105,000
Induced dividend from warrant exercises	$163,017	$17,263
Accrued liabilities forgiven in connection with Wellcana letter agreement	$-	$172,500
Accrued interest capitalized in convertible note principal	$-	$223,094
Beneficial conversion feature on notes payable	$-	$150,000

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 For the Three Months Ended September 30, 2021 and 2020

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2021	317,429,078	$31,743	$102,619,471	$(104,681,665)	$(2,030,451)

Share based compensation expense	-	-	19,501	-	19,501
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Net loss	-	-	-	(555,856)	(555,856)
Balance at September 30, 2021	317,429,078	$31,743	$102,667,772	$(105,237,521)	$(2,538,006)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2020	280,532,686	$28,054	$97,574,001	$(99,251,168)	$(1,649,113)

Stock options issued as compensation for drafting and filing patents	-	-	105,000	`	105,000
Net loss	-	-	-	(805,458)	(805,458)
Balance at September 30, 2020	280,532,686	$28,054	$97,679,001	$(100,056,626)	$(2,349,571)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 For the Six Months Ended September 30, 2021 and 2020

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Exercise of warrants for stock, net of issuance costs	2,088,667	209	56,185	-	56,394
Share based compensation expense	-	-	39,000		39,000
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Inducement dividend from warrant exercises	-	-	163,017	(163,017)	-
Net loss	-	-	-	(1,188,272)	(1,188,272)
Balance at September 30, 2021	317,429,078	$31,743	$102,667,772	$(105,237,521)	$(2,538,006)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$(88,494)

Exercise of warrants for stock	4,991,084	500	135,581	-	136,081
Beneficial conversion feature on notes payable	-	-	150,000	-	150,000
Stock options issued as compensation for drafting and filing patents	-	-	105,000	-	105,000
Inducement dividend from warrant exercises	-	-	17,263	(17,263)	-
Net loss	-	-	-	(2,652,158)	(2,652,158)
Balance at September 30, 2020	280,532,686	$28,054	$97,679,001	$(100,056,626)	$(2,349,571)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Note 1 – Background and Significant Accounting Policies

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a plant-based research and biopharmaceutical drug development company whose goal is to create patented formulations of plant-inspired, minimum essential mixtures for the prescription drug market that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, minimum essential mixtures based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and five programs are in the pre-clinical animal stage of development including Parkinson’s disease (PD), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. GBSGB is assertively preparing its PD therapeutics for a first-in-man trial. Depending on the results of on-going preclinical studies, either chronic pain or the COVID-related cytokine release syndrome therapies will be headed for the clinic after PD. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, fourteen USPTO nonprovisional patent applications pending in the US, and seven provisional patent applications in the US. In addition to the USPTO patents and patent applications, the company has filed 41 patent applications internationally to protect its proprietary technology and formulations. In October of 2021, we filed the nonprovisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

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
SEPTEMBER 30, 2021
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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. In particular, income tax expense and income tax payable have been separated from the comparative period amounts to conform to the current period presentation as discontinued operations as the result of the pending sale of the Company's Nevada operations. The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Discontinued Operations

See Note 3.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Long-Lived Assets

We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of September 30, 2021.

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
SEPTEMBER 30, 2021
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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 162,197,658 and 164,049,941 potentially dilutive common shares at  September 30, 2021 and March 31, 2021, respectively. However, such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Note 2 – Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,237,521 at September 30, 2021. The Company had a working capital deficit of $6,233,890 at September 30, 2021, net of working capital of $270,944 classified as discontinued operations, compared to a deficit of $5,054,593 at March 31, 2021, net of working capital of $439,979 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $772,461 for the six months ended September 30, 2021, net of $16,243 provided by discontinued operations, compared to $212,854 used in operating activities, including $10,602 used in discontinued operations for the six months ended September 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

Furthermore, it is possible that the COVID-19 pandemic may have a significant impact on the Company's business. The pandemic presents a risk to the global economy, and it is possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials and ability to continue as a going concern. As the result of the pandemic, gross revenue of the Company's discontinued operations was significantly reduced for the six months ended September 30, 2020, due to temporary closures of retail stores who purchase products from the Teco Facility. Management has not been able to measure the potential future impact on the Company's financial statements and continues to monitor the impact of the pandemic closely, although the extent to which the COVID-19 outbreak will impact our operations, financing ability or future financial results is uncertain.

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
SEPTEMBER 30, 2021
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

The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets as of September 30, 2021 and  March 31, 2021 were as follows:

	September 30, 2021			March 31, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
ASSETS
CURRENT ASSETS
Cash	$395,325	$124,078	$519,403	$793,040	$352,593	$1,145,633
Accounts receivable, net	-	460,851	460,851	-	400,175	400,175
Inventory, net	-	1,390,723	1,390,723	-	1,689,304	1,689,304
Prepaid and other current assets	220,241	20,305	240,546	256,251	52,492	308,743
TOTAL CURRENT ASSETS	615,566	1,995,957	2,611,523	1,049,291	2,494,564	3,543,855

Property and equipment, net	18,767	4,651,894	4,670,661	25,022	4,876,247	4,901,269
Intangible assets, net	1,996,612	571,264	2,567,876	1,706,762	571,264	2,278,026
Deposits and other noncurrent assets	-	81,402	81,402	-	82,904	82,904

TOTAL ASSETS	$2,630,945	$7,300,517	$9,931,462	$2,781,075	$8,024,979	$10,806,054

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,584,985	$363,279	$1,948,264	$1,412,459	$509,477	$1,921,936
Accrued interest	549,599	49,211	598,810	493,741	49,211	542,952
Accrued expenses	1,185,360	(169,992)	1,015,368	957,946	105,421	1,063,367
Notes payable, net	3,715,543	485,000	4,200,543	3,594,804	485,000	4,079,804
Indebtedness to related parties	84,913	-	84,913	84,913	-	84,913
Income tax payable	-	836,740	836,740	-	761,509	761,509
Finance lease obligations, current	-	160,775	160,775	-	143,967	143,967
TOTAL CURRENT LIABILITIES	7,120,400	1,725,013	8,845,413	6,543,863	2,054,585	8,598,448

Convertible notes payable	319,670	-	319,670	292,410	-	292,410
Finance lease obligations, long term	-	3,304,385	3,304,385	-	3,389,124	3,389,124

TOTAL LIABILITIES	$7,440,070	$5,029,398	$12,469,468	$6,836,273	$5,443,709	$12,279,982

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Discontinued Operations - Revenues and Expenses

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the six months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,
	2021			2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$1,215,995	$1,215,995	$-	$1,264,271	$1,264,271
Cost of goods sold	-	(1,020,913)	(1,020,913)	-	(859,068)	(859,068)
Gross profit	-	195,082	195,082	-	405,203	405,203
General and administrative expenses	411,545	108,790	520,335	491,818	81,464	573,282
INCOME/(LOSS) FROM OPERATIONS	(411,545)	86,292	(325,253)	(491,818)	323,739	(168,079)
OTHER INCOME/(EXPENSE)
Interest expense	(95,244)	(100,911)	(196,155)	(410,946)	(128,201)	(539,147)
Other income/(expense)	9,000	-	9,000	(1,750)	(77,448)	(79,198)
Total other expense	(86,244)	(100,911)	(187,155)	(412,696)	(205,649)	(618,345)
INCOME/(LOSS) BEFORE INCOME TAXES	(497,789)	(14,619)	(512,408)	(904,514)	118,090	(786,424)
Income tax expense	-	(43,448)	(43,448)	-	(19,034)	(19,034)
NET INCOME/(LOSS)	$(497,789)	$(58,067)	$(555,856)	$(904,514)	$99,056	$(805,458)

	For the Six Months Ended September 30,
	2021			2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$2,558,581	$2,558,581	$-	$1,815,468	$1,815,468
Cost of goods sold	-	(2,239,954)	(2,239,954)	-	(1,350,863)	(1,350,863)
Gross profit	-	318,627	318,627	-	464,605	464,605
General and administrative expenses	904,951	192,868	1,097,819	1,007,071	370,920	1,377,991
INCOME/(LOSS) FROM OPERATIONS	(904,951)	125,759	(779,192)	(1,007,071)	93,685	(913,386)
OTHER INCOME/(EXPENSE)
Interest expense	(160,498)	(203,242)	(363,740)	(1,082,874)	(261,143)	(1,344,017)
Debt default penalty	-	-	-	(286,059)	-	(286,059)
Other income/(expense)	9,000	20,891	29,891	(3,374)	(77,448)	(80,822)
Total other expense	(151,498)	(182,351)	(333,849)	(1,372,307)	(338,591)	(1,710,898)
LOSS BEFORE INCOME TAXES	(1,056,449)	(56,592)	(1,113,041)	(2,379,378)	(244,906)	(2,624,284)
Income tax expense	-	(75,231)	(75,231)	-	(27,874)	(27,874)
NET LOSS	$(1,056,449)	$(131,823)	$(1,188,272)	$(2,379,378)	$(272,780)	$(2,652,158)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Discontinued Operations - Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. Inventory is included in current assets from discontinued operations in the Company's unaudited condensed consolidated balance sheets at September 30, 2021 and March 31, 2021.

	September 30, 2021	March 31, 2021

Raw materials	$116,024	$86,076
Work in progress	627,940	743,844
Finished goods	694,166	866,195
Subtotal	1,438,130	1,696,115
Allowance to reduce inventory to net realizable value	(47,407)	(6,811)
Total inventory, net	$1,390,723	$1,689,304

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

During the six months ended September 30, 2021, finance lease costs included in discontinued operations were $279,541, of which $202,191 represents interest expense and $77,350 represents amortization of the right-of-use asset.

The future minimum lease payments of lease liabilities, including options to extend, as of September 30, 2021, from discontinued operations are as follows:

Year Ending
March 31,	Finance Leases

2022 (6 months)	$274,173
2023	560,625
2024	577,444
2025	594,767
2026	612,610
Thereafter	3,168,492
Total minimum lease payments	5,788,111
Less: Amount representing interest	(2,322,951)
Present value of minimum lease payments	3,465,160
Less: Current maturities of capital lease obligations	(160,775)
Long-term capital lease obligations	$3,304,385

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Discontinued Operations - 8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 9), the Teco Subsidiaries entered into a promissory note and line of credit for up to $470,000 from the purchaser of the membership interests in the Teco Subsidiaries. The purpose of the line of credit was to supply working capital for the Teco Subsidiaries, and the note matures upon the close of the sale of the Teco Subsidiaries. The principal and accrued interest balances outstanding at the time of closing will be considered paid in full upon closing and will not reduce the purchase price received by GB Sciences. As of March 31, 2021, the Teco Subsidiaries have received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the line of credit by $15,000. On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility, which provides that no further interest will be accrued on this note after November 30, 2020. The balance of the line of credit was $485,000 at  September 30, 2021 and accrued interest was $49,211. The note and related interest expense are included in current liabilities from discontinued operations and loss from discontinued operations.

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

To date, the Company has made principal payments totaling $330,555 and the principal balance of the note was $369,445 at September 30, 2021. The remaining unamortized discount as of September 30, 2021, was $0.

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
SEPTEMBER 30, 2021
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

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduces the amount of the note receivable that the Company will receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 will reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e., such advances will be considered advance payments of the $4,000,000 cash purchase price. The note will not accrue any additional interest subsequent to November 30, 2020. The Company also agreed that it will not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 during the year ended March 31, 2021 (two times $325,000 in addition to $325,000 in advances already recorded under the July 24 Note). As of  September 30, 2021, the Company has received $50,000 in additional advances above $325,000 during the fiscal year ended March 31, 2021, bringing the total balance to $1,025,000 at September 30, 2021. Accrued interest was $58,495 at September 30, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

Summary of Notes and Convertible Notes Payable

As of September 30, 2021, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of September 30, 2021
Short-Term Notes Payable	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 4)	$369,445	$-	$369,445
8% Line of Credit dated November 27, 2019 (Note 3)	485,000	-	485,000
8% Line of Credit dated July 24, 2020 (Note 4)	1,025,000	-	1,025,000
6% Convertible promissory notes payable (Note 5)	1,060,000	-	1,060,000
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 5)	1,111,863	-	1,111,863
6% Convertible notes payable issued December 2020 through July 2021 (Note 5)	375,000	(225,765)	149,235
Total short-term notes and convertible notes payable	4,426,308	(225,765)	4,200,543
Less: Notes payable classified as discontinued operations	(485,000)	-	(485,000)
Total short-term notes payable classified as continuing operations	$3,941,308	$(225,765)	$3,715,543

6% Convertible promissory notes payable due September 30, 2023 (Note 5)	197,000	(33,673)	163,327
6% Convertible note payable due December 31, 2023 (Note 5)	250,000	(93,657)	156,343
Total long-term notes payable classified as continuing operations	$447,000	$(127,330)	$319,670

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

During fiscal year 2018, notes having a total face value of $7,944,000 were converted into the Company's common stock. At September 30, 2021, notes having a face value of  $1,257,000 remained outstanding.

All remaining unconverted notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2021, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants and the change in the fair value of the conversion feature. The Company recorded interest expense of $12,814 on the new notes during the six months ended September 30, 2021, of which $6,888 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $50,258 at September 30, 2021, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. The Company is negotiating the terms of an extension with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense during the six months ended September 30, 2021 was $31,887 and there is no remaining unamortized discount. Accrued interest on the $1,060,000 notes was $260,160 at September 30, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

During the quarter ended March 31, 2021, the Company received notice of the conversion of $160,000 total principal balance at $0.04 per share and issued 4,000,000 shares of common stock to the note holder. After the conversions that occurred during the year ended March 31, 2021, the remaining principal balance and carrying amount of the note is $1,111,863 as of September 30, 2021. Accrued interest was $144,994. The total outstanding balance of principal and accrued interest totaling $1,256,857 will reduce the $4,000,000 cash payment received by the Company upon the close of the sale of the Teco Facility, and no further interest expense will be accrued on the note.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Upon the occurrence of the default, the principal and accrued interest balances outstanding increased by 10%. As the result of the default, Company recorded an expense of $9,559 related to a 10% increase in the accrued interest balance and $276,500 related to the 10% increase in the principal balance, totaling $286,059 which is recorded as debt default penalty on the unaudited statements of operations for the six months ended September 30, 2020.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

December 2020 $625,000 6% Convertible Note Offering

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between December 18, 2021 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the six months ended September 30, 2021, the Company received $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs which were accrued but unpaid as of September 30, 2021.

At September 30, 2021, notes with a carrying amount of $149,235 were included in short term notes and convertible notes payable, net of unamortized discounts of $225,765. Notes with a carrying amount of $156,343 were included in long term notes and convertible notes payable, net of unamortized discounts of $93,657. Interest expense related to the notes was $128,470 for the six months ended September 30, 2021, which includes $104,499 from amortization of the note discounts.

Note 6 – Capital Transactions

Sale of Common Stock and Exercise of Warrants

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. On July 18, 2021, the Company entered into an amendment to the Advisory Agreement extending the temporary decrease through September 30, 2021 and agreed that each exercising warrant holder will receive an equal number of replacement warrants to purchase one share of the Company's common stock at $0.10 for three years. During the six months ended September 30, 2021,the Company received notice of the exercise of 2,088,667 warrants at $0.03 per share and received proceeds of $56,394, net of brokerage fees of $6,266. As the result of the exercises, the Company recorded an inducement dividend of $163,017, which includes $62,660 related to the intrinsic value of the exercised warrants at the dates of exercise and $100,357 related to the Black-Scholes fair value of the 2,088,667 replacement warrants issued to the exercising investors.

During the six months ended September 30, 2021, the Company issued 600,000 options to purchase one share of common stock at $0.05 per share for ten years to a researcher as compensation for drafting and filing six provisional USPTO patent applications related to the Company's PhAROS platform. The options were valued at $0.048 per share using the Black-Scholes model, and the Company recorded an addition of $28,800 to the related patent assets.

During the six months ended September 30, 2021, the Company recorded $39,000 expense related to unvested employee options issued in prior periods. Remaining unrecognized compensation expense related to the options was $39,000 at September 30, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Note 8 – Related Party Transactions

As of September 30, 2021 the Company was indebted to executive officers for unpaid compensation totaling $84,913, which is presented as indebtedness to related parties in the accompanying unaudited condensed consolidated balance sheet..

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The Omnibus Amendment also amends the Management Services Agreement to provide that no further management fees will accrue after November 30, 2020. As of September 30, 2021, the Company has paid $150,000 and accrued $700,000 in management fees, which will reduce the $4,000,000 in cash proceeds received upon the close of the sale. The form of the note receivable that the Company will receive on close was amended to accelerate payments such that the Company will receive payment in full within three years, rather than over 36 months with payments beginning 30 months after the close of the sale.

On May 11, 2021, the Company entered into a Second Omnibus Amendment, which extends the Management Services Agreement through December 31, 2021, and received $200,000 from the purchaser as a partial advancement of  the $4,000,000 cash purchase price. The advancement is recorded in accrued liabilities in the Company's condensed consolidated balance sheet as of September 30, 2021. An additional advancement of $200,000 was received subsequent to September 30, 2021 (Note 10).

The sale is expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board ("CCB") lifted the moratorium, however the approval of the transfer has been delayed by a significant backlog of transfer applications. Based on recent communications with the CCB, the Company believes the hearing related to the transfers of interest will be scheduled for the December 2021 CCB meeting. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic worsens.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(unaudited)

The Company also holds a Nevada license for cultivation of medical marijuana located in Sandy Valley, Nevada (the “Nopah License”). The license is owned by the Company’s wholly owned subsidiary, GB Sciences Nopah, LLC ("Nopah"). Operations have not begun under the Nopah License. On November 27, 2019, the Company entered into a Binding Letter of Intent to sell its 100% interest in GB Sciences Nopah, LLC. On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with the purchaser of GB Sciences Nopah, LLC. As consideration for the transfer of the license and membership interest in GB Sciences Nopah, LLC, the Company will receive $300,000 and the purchaser will pay all expenses related to the upkeep and maintenance of the Nopah License until closing. The $300,000 purchase price will be applied as a reduction to the balance of the 0% Note payable dated October 23, 2017 (Note 4), which is held by an affiliate of the purchaser of the Nopah license. The transfer of the Nopah License is subject to the same restrictions on license transfers discussed above and the Company believes the CCB hearing for approval of the transfer will occur concurrently with the other Nevada licenses.

The Company has determined that the Teco Facility and Nopah Facility qualify for presentation as discontinued operations, and the income, assets, and cash flows of the Teco Subsidiaries and GB Sciences Nopah, LLC have been reclassified as discontinued operations for all periods presented in the Company's consolidated financial statements.

Note 10 – Subsequent Events

Capital Transactions

On October 8, 2021, the Company entered into the Third Amendment to the Teco MIPA and received an advancement of an additional $200,000 of the proceeds of the sale of the Teco Facility from the purchaser. The Third Amendment provides that the purchase price paid at the time of the close of the Teco sale will be reduced by a total of $400,000 as the result of the two advancements of $200,000 which the Company has received to date.

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

Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a plant-based research and biopharmaceutical drug development company whose goal is to create patented formulations of plant-inspired, minimum essential mixtures for the prescription drug market that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, minimum essential mixtures based on its portfolio of intellectual property.

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-based medicines, primarily cannabinoid medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions, and five product development programs are in the preclinical animal stage of development including Parkinson’s disease (PD), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. GBSGB is assertively preparing its PD therapeutics for a first-in-man trial. Depending on the results of on-going preclinical studies, either chronic pain or the COVID-related cytokine release syndrome therapies will be headed for the clinic after PD. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, fourteen USPTO nonprovisional patent applications pending in the US, and seven provisional patent applications in the US. In addition to the USPTO patents and patent applications, the company has filed 41 patent applications internationally to protect its proprietary technology and formulations. In October of 2021, we filed the nonprovisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

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

Plan of Operation

Drug Discovery and Development of Novel Cannabis-Based Therapies

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. ("GBSGB"), the Company has conducted ground-breaking research embracing the rational design of plant-based medicines led by Dr. Andrea Small-Howard, the Company’s Chief Science Officer and Director, and Dr. Helen Turner, Vice President of Innovation and Dean of the Natural Sciences and Mathematics Department at Chaminade University.  Small-Howard and Turner posited that minimum essential mixtures of plant-based ingredients would provide more targeted and effective treatments for specific disease conditions than either single ingredient or whole plant formulations. They developed a rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease.  This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain.

GBSGB’s drug discovery engine involves both high throughput screening of cell models of disease and a data analytics/machine learning tool to expedite drug discovery. Initially, GBSGB explored the potential medical uses of specific mixtures derived from cannabis-based raw materials, but these tools are also effective for investigating the medical applications of complex therapeutic mixtures from any plant-derived starting material. In 2014, GBSGB developed its first rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes against cell-based models of diseases. This process has been refined over the years and now has identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain. GBSGB has filed for patent protection on these plant-inspired, minimum essential mixtures, and they are testing them in disease-specific animal models in preparation for human trials.

GBSGB’s drug discovery process combines: 1) HTS: high throughput screening of tens of thousands of combinations of compounds derived from plants in well-established cellular models of diseases, and 2) PhAROS™: Phytomedical Analytics for Research Optimization at Scale for the prediction of minimum essential mixtures from plant-based materials. This combined approach to drug discovery increases research efficiency and accuracy reducing the time from ideation to patenting from 7 years to 1.5 years. Screening of plant-based mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring plants and the use of live models for these diseases that have been well established by other researchers. First, the Company finds plant materials that show some therapeutic activity, and then refines these natural mixtures to optimize their effectiveness in cellular assays by removing compounds that do not act synergistically with the others in the mixtures. The goal is to identify minimum essential mixtures (MEM) that retain the efficacy of the whole plant extracts, but with the manufacturing and quality control advantages of single ingredient pharmaceutical products. The Company also use its PhAROS™ Platform to prioritize and eliminate some potential combinations, which reduces the time in the discovery period. PhAROS™ can also be used to identify and predict the efficacy of plant-derived, minimum essential mixtures for specific diseases in silico, which are then tested in cell and animal models.

In October of 2021, GBSGB began its first preclinical animal trial of non-cannabis-based formulations that were discovered and pre-validated using our PhAROS™ drug discovery platform. The National Research Council of Canada (“NRC”) will test GBSGB’ proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety. For these novel psychotropic drug candidates, the GBSGB research team used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. GBSGB’s new psychotropic formulations are currently in preclinical trials at the Zebrafish Toxicology, Genomics and Neurobiology Lab at the NRC, led by Dr. Lee Ellis, Research Officer and Team Lead. The ongoing work between the NRC and GBSGB has produced strong and applicable data for the evaluation of its therapies, and this trial could provide novel treatment options for patients with depression and anxiety.

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients ("APIs"). GBSGB has five issued patents, plus a series of pending patents containing plant-derived complex mixtures and minimum essential mixtures that act as therapeutic agents for specific disease categories, as described below. GBSGB’s pending patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures.

Drug Development Progress

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both its drug discovery research and product development programs. GBSGB now has five preclinical phase product development programs and is aggressively preparing its lead formulations for the treatment of Parkinson’s disease for a first-in-man clinical trial. GBSGB’s chronic pain, anxiety, and depression formulations are currently in preclinical animal studies with Dr. Lee Ellis of the National Research Council ("NRC") Canada in Halifax, Nova Scotia. Recently, we received positive preclinical, proof-of-concept data supporting our minimum essential mixtures for the treatment of Cytokine Release Syndrome in COVID-19 (COVID-CRS) and other severe hyperinflammatory conditions. GBSGB’s lead COVID-CRS candidates will be optimized based on late-stage preclinical studies with Dr. Norbert Kaminski at Michigan State University. Our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform, new PhAROS™ discovered, non-cannabis formulations, and improved formulations for our PD therapeutics.

For the Company’s lead program in PD therapeutics, GBSGB has improved upon the efficacy of their original formulations and filed a new patent application family to protect GBSGB’s defined cannabinoid ratio-minimum essential mixtures (DCR-MEMs) for the treatment of Parkinsonian motor symptoms. GBSGB had announced previously that it has obtained the statistically significant reduction of Parkinson’s-disease like symptoms using proprietary cannabinoid-containing MEMs in an animal model of Parkinson’s disease ("PD"). Three of GBSGB’s PD formulations significantly reduced the PD-like motor symptoms. In addition, the toxicity studies for these original PD formulas came back without any significant negative findings. These initial efficacious PD formulations were equimolar minimum essential mixtures (E-MEMs), wherein, each contained three cannabinoids combined at an equimolar ratio (1:1:1). In the past year 2020-2021, GBSGB has screened an additional sixty-three variations of the original three equimolar MEMs and identified a total of twenty-two DCR-MEMs with optimized ratios of cannabinoids that produced a statistically significant reduction in OHDA induced motor symptoms. Five of these twenty-two efficacious MEMs outperformed the original equimolar cannabinoid MEMs. A new patent application has been filed to protect these DCR-MEMs. These important preclinical results will be included in GBS’ Investigational New Drug ("IND") application with the US FDA to enter human clinical trials as soon as possible. New therapies to address Parkinson’s disease symptoms are needed to help those afflicted with this debilitating disease. The combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion in the U.S. alone.

For GBSGB’s Parkinson’s disease therapies, the initial clinical prototypes of GBSGB’s Defined Cannabinoid Ratio (DCR)-MEM are being formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet ("ODT") technology. This ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. Previously, GBSGB has completed two proof-of-concept studies for its MEM. Now, GBSGB is performing a Feasibility Study that will produce and validate the clinical prototypes for its DCR-MEM. GBSGB selected Catalent as its development partner for the PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel therapeutic mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of GBSGB's proprietary APIs.

For its lead chronic pain program, GBSGB is testing its MEM for chronic pain both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures in an animal model at the NRC in Halifax, Nova Scotia. In preparation for human clinical trials, our standard MEM and the time-released MEM are currently being compared in an animal model that demonstrates their potential effectiveness at treating chronic pain. The early results from this preclinical research project look very promising. However, the COVID pandemic adversely affected the progress on this study, but we are happy to report that we are back on track to continue with the testing of these promising chronic pain formulations.

In late summer of 2021, GBSGB received positive proof-of-concept data from a human immune cell model supporting the efficacy of their proprietary MEM designed for the suppression of COVID-related, cytokine release syndromes (CRS) while preserving key anti-viral immune responses. Based on this new positive proof-of-concept data, GBSGB converted their provisional patent application entitled, “CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS” to a nonprovisional patent application on August 18, 2021. The best performing MEM will be further developed in preparation for clinical studies to evaluate their anti-inflammatory potential in the treatment of severely ill COVID-19 patients contending with Cytokine Release Syndrome (CRS) and associated hyperinflammatory conditions, such as macrophage activation syndrome (MAS) and acute respiratory distress syndrome (ARDS). CRS, MAS, and ARDS are the leading causes of deaths in COVID-19 patients. GBSGB’s proof-of-concept study was performed at Michigan State University using a state-of-the-science human immune model. In GBSGB’s proof-of-concept study, immune cells from human donors were co-cultured together in one of four treatment groups: untreated (no inflammatory stimulus), inflammatory stimulus, control (inflammatory stimulus + vehicle from cannabinoid mixtures), or pre-treatment with the cannabinoid mixture + inflammatory stimulus. Then a panel of cytokines and inflammatory markers was measured from each of these treatment groups from different immune cell types within the co-cultured cells at four time points to determine whether GBSGB’s MEMs were able to alter the levels of pro-inflammatory cytokines or other inflammatory agents. GBSGB’s COVID-CRS formulations showed potential for the selective inhibition of pro-inflammatory processes in response to viral- and bacterial-triggered hyperinflammation in a human immune cell model. These positive proof-of-concept results support the potential for some of these mixtures to accomplish our therapeutic goals, but, ultimately, clinical trial results will determine whether they are efficacious. GBSGB’s plant-based drug discovery platform is advancing biopharmaceutical research at a time when thousands are dying from COVID-19. The next step is to further develop our plant-inspired drugs and eventually bring them to human trials so that the use of well-defined cannabinoid mixtures in clinical practice can become a reality.

As mentioned above, the Company recently announced that the NRC Canada will test GBSGB’s proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety in preclinical animal studies. GBSGB has leveraged its patent-pending PhAROS™ (Phytomedical Analytics for Research Optimization at Scale) platform to identify these combinations of plant compounds for novel drug candidates to treat depression and anxiety. These are the company’s first non-cannabis formulations to enter preclinical studies. For these novel psychotropic drug candidates, the GBSGB’s research team used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Global Anxiety Disorder and Depression Treatment Market size is forecast to reach USD 19.81 Billion by 2028 according to Reports & Data.

Favorable Research Updates from our university collaborators reveal the promise in our discovery programs including: 1) Multiple MEM discovery projects using and advancing GBSGB’s proprietary PhAROS™ drug discovery platform in conjunction with Chaminade University, 2) GBSGB’s Cannabis Metabolomics Project with both Chaminade University of Honolulu, Hawai’i and the University of Athens, Greece, and 3) GBSGB’s Applied Time-Released Nanoparticles for Delivery of Cannabis-based Ingredients with the University of Seville, Spain and the University of Cardiz, Spain.

This year, our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform that were filed in July of 2021 and in October of 2021. GBSGB also filed for protection of new PhAROS™ discovered, non-cannabis formulations in July of 2021. In September of 2021, GBSGB filed a patent application for the Company’s improved DCR-MEM formulations for our PD therapeutic program. These new patent applications expanded upon the solid foundation of intellectual property developed over the past six years. In 2020, the three patents which protect formulations for the Company’s lead therapeutic programs were issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using GBSGB’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease. This was an important milestone in the development of these vitally-important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications.

The issuance of GBSGB’s second and third US patents for active pharmaceutical ingredients that are complex mixtures identified by our biotech platform further confirmed that GBSGB’s pharmaceutical compositions can be patent-protected for use as biopharmaceutical and nutraceutical products. The US Patent entitled “Myrcene-Containing Complex Mixtures Targeting TRPV1” protects methods of using GBSGB’s proprietary MEMs for the treatment of pain disorders related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. In the US alone, chronic pain represents an estimated health burden of between $560 and $650 billion dollars, and an estimated 20.4% of U.S. adults suffer from chronic pain that significantly decreases their quality of life. Despite the widespread rates of addiction and death, opioids remain the standard of care treatment for most people with chronic pain. The Company believes that it is important to create safer, less addictive alternatives to opioids for the treatment of chronic pain disorders, like GBSGB’s myrcene-containing MEMs. The US Patent entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Mast-Cell-Associated or Basophil-Mediated Inflammatory Disorders" protects methods of using GBSGB’s proprietary MEMs for treating Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. Receiving this patent for the treatment of MCAS using GBSGB’s MEMs is an important milestone in the development of this urgently needed medicine. There is no single recommended treatment for MCAS patients. Instead, they attempt to manage MCAS symptoms primarily by avoiding ‘triggers’ and using rescue medicines for their severe hyperinflammatory attacks. Therefore, MCAS patients need new therapeutic options to control their mast cell related symptoms, and our MEMs were designed to simultaneously control multiple inflammatory pathways within mast cells as a comprehensive treatment option. The Company is strategically targeting MCAS for two additional reasons. By focusing on a rare disease with no known cure, our company can apply for the U.S. Food and Drug Administration’s expedited approval process, which allows clinically successful treatments to get to market both quicker and more cost effectively. Gaining approval from the US FDA for the entire anti-inflammatory market would be extremely time consuming and cost prohibitive. Demonstrating that our MEMs are safe for the treatment of MCAS would favorably position our Company for clinical testing of these MEMs as potential treatments for other related inflammatory disorders, such as inflammatory bowel disease, thereby widening the target market and drastically shortening the development cycle and costs.

Intellectual Property Portfolio

GBSGB retained Fenwick & West, a Silicon Valley based law firm focusing on life sciences and high technology companies with a nationally top-ranked intellectual property practice, to develop strategies for the protection of the Company's intellectual property. The status of the intellectual property portfolio is as follows. Unless otherwise indicated, all patents listed below are assigned to the Company's wholly owned subsidiary, GBS Global Biopharma, Inc.

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

In addition to the issued patents listed above, GBSGB's intellectual property portfolio includes a total of 14 USPTO and 41 international patents pending:

Title	Jurisdiction	Application Number	Other International Applications Filed	Continuation of
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES	US	USPTO 16/844,713 PCT/US2017/055989	AU, CA, CN, EP, HK, IL, JP	15/729,565
MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1	US	USPTO 16/878,295 PCT/US2018/033956	AU, CA, CN, EP, HK, IL, JP	15/986,316
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS	US	USPTO 17/065,400 PCT/US2018/016296	AU, CA, CN, EP, HK, IL, JP	15/885,620
TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES	US	USPTO 16/420,004 PCT/US2019/033618	AU, CA, CN, EP, HK, IL, JP
THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS	US	USPTO 16/686,069 PCT/ES2019/070765
TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1	US	USPTO 16/914,205 PCT/US2020/039989
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS	US	USPTO 63/067,269 (provisional)
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS	US	USPTO 17/406,035 PCT/US2021/046584
IN SILICO META-PHARMACOPEIA ASSEMBLY FROM NON-WESTERN MEDICAL SYSTEMS USING ADVANCED DATA ANALYTIC TECHNIQUES TO IDENTIFY AND DESIGN PHYTOTHERAPEUTIC STRATEGIES	US	USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY	EU	EPO 3,348,267	IN, CN
METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION	WIPO/PCT	WIPO 2016/128591 PCT/ES2016/000016	EU, CA
CANNABINOID-CONTAINING FORMULATIONS FOR PARKINSONIAN MOVEMENT DISORDERS	US	USPTO 63/249,482 (provisional)
METHODS AND COMPOSITIONS FOR THE IDENTIFICATION OF NOVEL THERAPEUTIC APPROACHES TO MIGRAINE USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,334 (provisional)
METHOD AND COMPOSITIONS FOR THE PHYTOMEDICAL COMPONENT SUPPLY CHAIN DECISION SUPPORT USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,358 (provisional)
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES INCLUDING OPIOID-ALTERNATIVE STRATEGIES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,364 (provisional)
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES TARGETED TO SPECIFIC PAIN SUBTYPES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,366 (provisional)
METHODS AND COMPOSITIONS DEVELOPMENT OF NOVEL THERAPEUTICS BASED ON PIPER SPECIE-CONTAINING PHYTOMEDICINES FOR ANXIETY AND ASSOCIATED DISORDERS USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,367 (provisional)
METHODS AND COMPOSITIONS FOR DECONVOLUTION OF COMPLEX PHYTOMEDICAL FORMULAE FOR CANCER TO IDENTIFY TARGETED STRATEGIES FOR CANCER PAIN AND CYTOTOXIC THERAPEUTIC CANDIDATES USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,371 (provisional)

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

GBSGB currently has on-going research agreements with the following institutions covering the indicated areas of research:

Chaminade University: Broad-based research program to support the drug discovery platform that has yielded many of GBSGB’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic and chronic pain. They have also performed the bioassay portion of the Cannabis Metabolomics study performed with the University of Athens, Greece and GBSGB. Our collaborations with Chaminade also led to the development of our PhAROS™ drug discovery platform.

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

Michigan State University: Preclinical work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to validate our MEMs for use in the treatment of COVID-19-related cytokine release syndromes (COVID-CRS). MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of COVID-19 deaths. Positive proof-of-concept results have guided the development of these selectively anti-inflammatory MEM.

The University of Seville: Bringing their novel expertise to the development and functional testing of time-released and disease-targeted nanoparticles of cannabis-based minimum essential mixtures for oral administration. These specialized nanoparticles are being used for the precise and time-released delivery of several of our therapies, including GBSGB’s chronic pain MEMs used in the preclinical animal testing performed at the NRC Canada. The University of Seville has completed functional testing on nanoparticles containing myrcene, nerolidol, and beta-caryophyllene for our chronic pain MEMs. In cell-based assays, the effectiveness and kinetics of the nanoparticle-forms of these terpenes were compared with the “naked” terpenes both individually and in mixtures. In all cases, the effectiveness of the nanoparticles were superior to the naked terpenes, however, the mixtures were dramatically more effective than the individuals. Our partners at the University of Seville are adding new cannabis-based ingredients into the oral, time-released nanoparticle format for the completion of our maximally effective MEMs for chronic pain. The results from Seville are very promising, and these nanoparticles have entered the animal testing phase at the NRC in Halifax.

The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Four animal-phase studies are being performed by Dr. Lee Ellis’ group at the NRC. 1) Parkinson’s Disease: In Q1 of 2020, an animal safety and efficacy study was completed for GBSGB’s equimolar MEMs for the treatment of the motor symptoms of Parkinson’s disease, and the NRC has demonstrated that the company’s PD formulations were able to reduce behavioral changes associated with the loss of dopamine-producing neurons, which underlies the pathology of Parkinson’s disease in the animal model. Based on achieving the statistically significant reduction in Parkinson’s disease symptomology in these equimolar MEMs, GBSGB completed a final phase of testing in August of 2021, which identified five defined cannabinoid ratio (DCR)-MEMs that were more effective than the root equimolar MEM. 2) Chronic Pain: In Q1 of 2019, GBSGB started a safety and efficacy study in animals for GBSGB’s Chronic Pain (CP) formulas. The midterm results for these preclinical pain studies were promising, but the study was significantly delayed by the COVID pandemic. 3 & 4) Depression and Anxiety: Minimum essential mixtures of plant-based ingredients from kava and the related Piper plant family are being evaluated now.

The University of Cadiz: Testing the safety and efficacy of the above-mentioned time-released nanoparticles in rodent models of chronic pain. Proof of concept complete for one formulation.

University of Hawaii: Validating the efficacy of a complex cannabis-based mixture for the treatment of cardiac hypertrophy and cardiac disease in a rodent model. Proof of concept work is complete in rodents, and we are seeking commercialization partners.

Path to Market: Drug Development Stages and Proposed Clinical Trials

GBSGB has plant-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also licensed therapeutic products that the Company intends to develop through partners, labeled Partner Programs.

The completion of discovery, preclinical studies, clinical trials, and the required regulatory submissions required for obtaining US FDA pre-market approvals for pharmaceutical products (and equivalent approvals from other corresponding agencies worldwide)  is traditionally a long and expensive process. However, GBSGB asserts that its proprietary, PhAROS™, AI-enabled, drug discovery engine; plant-inspired formulations; lean development program; novel regulatory strategy; experienced development partners; and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular and animal models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. GBSGB’s original patent applications cover new chemical entities (“NCE”) based on discovery and validation of minimum essential mixtures derived from complex, plant-based therapeutics. GBSGB plans to use an Exploratory IND/Phase 0 Program that gets the Company to First-in-Man sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study for PD, which compares the efficacies of multiple related cannabinoid-based formulations, the Company plans to advance the lead PD drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. GBSGB has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and with other scientific consultants to increase developmental efficiencies. If and when one or more of GBSGB’s drugs, therapies or treatments are approved by the FDA, GBSGB will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

There can be no assurance that we will ever be able to enter into any joint ventures or other arrangements with third parties to finance our drug development program or that if we are able to do so, that any of our projected therapies will ever be approved by the FDA. Even if we obtain US FDA approval to market one of our therapies, there can be no assurance that it could be successfully marketed or would not be superseded by another plant-based therapy produced by one or more of our competitors. It also may be anticipated that even if we enter into a joint venture development with a financially stable pharmaceutical or institutional partner, we will still be required to raise significant additional capital in the future to achieve the strategic goals of GBSGB. There can be no assurance that we will be able to obtain such additional capital on reasonable terms, if at all. If GBSGB fails to achieve its goal of producing one or more plant-inspired pharmaceuticals or therapies, it would have a material adverse effect on our future financial condition and business prospects.

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

The sales of the Teco and Nopah licenses are expected to close upon the successful transfer of the Nevada cultivation and production licenses. The transfer of cannabis licenses in the State of Nevada was subject to an indefinite moratorium beginning in October 2019. In a meeting held on July 21, 2020, the Nevada Cannabis Compliance Board ("CCB") lifted the moratorium, however the approval of the transfer has been delayed by a significant backlog of transfer applications. Based on recent communications with the CCB, the Company believes the hearing related to the transfers of interest will be scheduled for the December 2021 CCB meeting. The lifting of the moratorium and processing of cannabis license transfers have been delayed by the COVID-19 pandemic and could be further delayed if the pandemic worsens.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

General and administrative expenses	$411,545	$491,818	$904,951	$1,007,071
LOSS FROM OPERATIONS	(411,545)	(491,818)	(904,951)	(1,007,071)
OTHER INCOME/(EXPENSE)
Interest expense	(95,244)	(410,946)	(160,498)	(1,082,874)
Debt default penalty	-	-	-	(286,059)
Other income/(expense)	9,000	(1,750)	9,000	(3,374)
LOSS BEFORE INCOME TAXES	(497,789)	(904,514)	(1,056,449)	(2,379,378)
Income tax expense	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	$(497,789)	$(904,514)	$(1,056,449)	$(2,379,378)

Comparison of the Three and Six Months Ended September 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses decreased by $(80,273) to $411,545 for the three months ended September 30, 2021, compared to $491,818 for the three months ended September 30, 2020. During the six months ended September 30, 2021, general and administrative expense decreased by $(102,120) to $904,951, compared to $1,007,071 in the prior year. The decreases for the three and six months primarily relate to reduced compensation paid to executives and board members. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $(315,702) to $95,244 for the three months ended September 30, 2021, compared to $410,946 in the prior year quarter. Interest expense decreased by $(922,376) to $160,498 for the six months ended September 30, 2021, compared to $1,082,874 in the prior year six months. The decrease is attributable to substantially less interest-bearing debt outstanding during the current year periods as the result of the payoff of the note payable to Iliad Research and Trading, L.P. in December 2020. In addition, notes with balances totaling $2.1 million at September 30, 2021 are no longer accruing interest beginning December 1, 2020, as the result of the Omnibus Amendment to the agreements surrounding the sale of the Company's Nevada Subsidiaries.

Debt Default Penalty

The Company recorded a default penalty of $286,059 in the six months ended September 30, 2020, related to the Company's failure to timely repay the principal and interest owed under the note payable to Iliad Research and Trading, L.P. on April 1, 2020. The penalty was 10% of the principal and accrued interest balances outstanding at the time of default.

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

In continuing operations at  September 30, 2021, cash was $395,325, other current assets excluding cash were $220,241, and our working capital deficit was $6,504,834. Current liabilities in continuing operations were $7,120,400 and consisted principally of $1,584,985 in accounts payable, $1,734,959 in accrued liabilities, $3,715,543 in notes and convertible notes payable, and $84,913 in indebtedness to related parties. At September 30, 2021, current assets from discontinued operations were $1,995,957, current liabilities from discontinued operations were $1,725,013, and working capital from discontinued operations was $270,944.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $772,461, net of $16,243 provided by discontinued operations for the six months ended September 30, 2021, compared to cash used of $212,854 including $10,602 used in operating activities of discontinued operations for the six months ended September 30, 2020. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2021, $101,502 was provided by investing activities, including $1,502 provided by discontinued operations. Cash provided by investing activities of continuing operations consisted of $200,000 received by the Company as an advancement of the purchase price of the Teco facility, and was offset by $100,000 paid to acquire intangible assets. During the six months ended September 30, 2020, cash provided by investing activities was $597,658, which consists of $701,923 in proceeds from a note receivable offset by $104,265 used in investing activities of discontinued operations.

Financing Activities

During the six months ended September 30, 2021, cash flows provided by financing activities totaled $44,729 , net of $67,931 used in discontinued operations. Cash flows provided by financing activities of continuing operations related to $62,660 in gross proceeds from warrant exercises and $50,000 proceeds of a convertible note payable. Cash provided by financing activities for the six months ended September 30, 2020 was $157,671, net of $101,487 used in discontinued operations. Cash provided by financing activities of continuing operations for the six months ended September 30, 2020 consisted of $151,202 in proceeds from warrant exercises, $150,000 in proceeds of a note payable, and $125,000 of proceeds from a line of credit, offset by $15,121 of brokerage fees for warrant exercises and $151,923 of principal payments on a note to a related party.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,237,521 at September 30, 2021. The Company had a working capital deficit of $6,233,890 at September 30, 2021, net of working capital of $270,944 classified as discontinued operations, compared to $5,054,593 at March 31, 2021, net of working capital of $439,979 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $772,461 for the six months ended September 30, 2021, net of $16,243 provided by discontinued operations, compared to $212,854 used in operating activities, net of $(10,602) provided by discontinued operations for the six months ended September 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2021, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2021, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. On July 18, 2021, the Company entered into an amendment to the Advisory Agreement extending the temporary decrease through September 30, 2021 and agreed that each exercising warrant holder will receive an equal number of replacement warrants to purchase one share of the Company's common stock at $0.10 for three years. During the six months ended September 30, 2021,the Company received notice of the exercise of 2,088,667 warrants at $0.03 per share and received proceeds of $56,394, net of accrued brokerage fees of $6,266. As the result of the exercises, the Company recorded an inducement dividend of $163,017, which includes $62,660 related to the intrinsic value of the exercised warrants at the dates of exercise and $100,357 related to the Black-Scholes fair value of the 2,088,667 replacement warrants issued to the exercising investors.

During the six months ended September 30, 2021, the Company issued 600,000 options to purchase one share of common stock at $0.05 per share for ten years to a researcher as compensation for drafting and filing six provisional USPTO patent applications related to the Company's PhAROS platform. The options were valued at $0.048 per share using the Black-Scholes model, and the Company recorded an addition of $28,800 to the related patent assets.

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

GB SCIENCES, INC.

Date: November 15, 2021	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

Date: November 15, 2021	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)