Form 10-Q
period 2021-12-31
GB SCIENCES INC
filed 2022-02-11
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

There were 317,435,744 shares of common stock, par value $0.0001 per share, outstanding as of  February 11, 2022.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of March 31,
	2021	2021
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$1,504,330	$793,040
Prepaid expenses and other current assets	112,347	256,251
Current assets from discontinued operations	-	2,494,564
TOTAL CURRENT ASSETS	1,616,677	3,543,855
Property and equipment, net	-	25,022
Intangible assets, net of accumulated amortization of $87,137 and $43,096 at December 31, 2021 and March 31, 2021, respectively	2,133,607	1,706,762
Note receivable	3,025,000	-
Long term assets from discontinued operations	-	5,530,415
TOTAL ASSETS	$6,775,284	$10,806,054
CURRENT LIABILITIES:
Accounts payable	$1,735,905	$1,412,459
Accrued interest	370,038	493,741
Accrued liabilities	102,774	957,946
Notes and convertible notes payable and line of credit, net of unamortized discount of $116,704 and $296,504 at December 31, 2021 and March 31, 2021, respectively	1,508,568	3,594,804
Indebtedness to related parties	84,913	84,913
Income taxes payable from discontinued operations	836,740	761,509
Current liabilities from discontinued operations exclusive of income taxes	-	1,293,076
TOTAL CURRENT LIABILITIES	4,638,938	8,598,448
Convertible notes payable, net of unamortized discount of $113,252 and $154,590 at December 31, 2021 and March 31, 2021, respectively	333,648	292,410
Long term liabilities from discontinued operations	-	3,389,124
TOTAL LIABILITIES	4,972,586	12,279,982
Commitments and contingencies (Note 7)
STOCKHOLDERS' EQUITY/(DEFICIT):
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 317,435,744 and 315,340,411 outstanding at December 31, 2021 and March 31, 2021, respectively	31,744	31,534
Additional paid-in capital	102,682,938	102,380,770
Accumulated deficit	(100,911,984)	(103,886,232)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	1,802,698	(1,473,928)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,775,284	$10,806,054

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2021	2020	2021	2020

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	512,788	670,311	1,417,738	1,677,482
LOSS FROM OPERATIONS	(512,788)	(670,311)	(1,417,738)	(1,677,482)
OTHER INCOME/(EXPENSE)
Interest expense	(159,478)	(167,120)	(319,976)	(1,249,994)
Gain on extinguishment	-	467,872	-	467,872
Gain on deconsolidation	5,206,208	-	5,206,208	-
Gain on settlement of accounts payable	-	372,415	-	372,415
Loss on amendment to line of credit	-	(650,000)	-	(650,000)
Debt default penalty	-	-	-	(286,059)
Other income/(expense)	(15,639)	17,523	(6,639)	14,149
Total other income/(expense)	5,031,091	40,690	4,879,593	(1,331,617)
INCOME/(LOSS) BEFORE INCOME TAXES	4,518,303	(629,621)	3,461,855	(3,009,099)
Income tax expense	-	-	-	-
INCOME/(LOSS) FROM CONTINUING OPERATIONS	4,518,303	(629,621)	3,461,855	(3,009,099)
Income/(loss) from discontinued operations	(192,766)	35,637	(324,590)	(237,043)
NET INCOME/(LOSS)	$4,325,537	$(593,984)	$3,137,265	$(3,246,142)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - basic
Continuing operations	$4,518,303	$(629,621)	$3,461,855	$(3,009,099)
Discontinued operations	(192,766)	35,637	(324,590)	(237,043)
Net income/(loss)	$4,325,537	$(593,984)	$3,137,265	$(3,246,142)

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - diluted
Continuing operations	$4,358,861	$(629,621)	$3,347,016	$(3,009,099)
Discontinued operations	(192,766)	35,637	(324,590)	(237,043)
Net income/(loss)	$4,166,095	$(593,984)	$3,022,426	$(3,246,142)

Net income/(loss) per common share – basic
Continuing operations	$0.01	$(0.00)	$0.01	$(0.01)
Discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income/(loss)	$0.01	$(0.00)	$0.01	$(0.01)

Net income/(loss) per common share – diluted
Continuing operations	$0.01	$(0.00)	$0.01	$(0.01)
Discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income/(loss)	$0.01	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding - basic	317,435,744	280,967,623	316,853,591	280,119,116
Weighted average common shares outstanding - diluted	342,320,490	280,967,623	343,464,913	280,119,116

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net income/(loss)	$3,137,265	$(3,246,142)
Loss from discontinued operations	(324,590)	(237,043)
Net income/(loss) from continuing operations	3,461,855	(3,009,099)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	53,424	30,097
Stock-based compensation and warrant modification expense	54,167	248,850
Amortization of debt discount and beneficial conversion feature	227,537	776,908
Gain on deconsolidation	(5,206,208)	-
Gain on extinguishment	-	(467,872)
Loss on disposal	15,639	-
Gain on settlement of accounts payable	-	(372,415)
Loss on amendment to line of credit	-	650,000
Debt default penalty	-	286,059
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	143,904	(21,449)
Accounts payable	899,415	20,961
Accrued expenses	(855,172)	319,407
Accrued interest	92,296	518,892
Indebtedness to related parties	-	(254,617)
Net cash used in operating activities of continuing operations	(1,113,143)	(1,274,278)
Net cash provided by/(used in) operating activities of discontinued operations	(87,772)	21,098
Net cash used in operating activities	(1,200,915)	(1,253,180)
INVESTING ACTIVITIES:
Proceeds from sale of Nevada subsidiaries	1,648,772	-
Acquisition of intangible assets	(100,000)	(326,000)
Proceeds from note receivable	-	5,051,923
Net cash provided by investing activities of continuing operations	1,548,772	4,725,923
Net cash provided by/(used in) investing activities of discontinued operations	1,567	(131,302)
Net cash provided by investing activities	1,550,339	4,594,621
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	62,660	249,807
Proceeds from convertible notes payable	50,000	300,000
Proceeds from line of credit	-	375,000
Principal payment on notes and convertible notes payable	-	(3,156,014)
Principal payment on note payable to related party	-	(151,923)
Fees for issuance of notes and convertible notes payable	-	(34,500)
Brokerage fees for issuance of common stock and warrants	-	(24,983)
Net cash provided by/(used in) financing activities of continuing operations	112,660	(2,442,613)
Net cash used in financing activities of discontinued operations	(103,387)	(129,237)
Net cash provided by/(used in) financing activities	9,273	(2,571,850)
Net change in cash and cash equivalents	358,697	769,591
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,145,633	151,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,504,330	921,357
Less: cash and cash equivalents classified as discontinued operations	-	(150,293)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$1,504,330	$771,064

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the Nine Months Ended December 31, 2021 and 2020

(unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash paid for interest	$-	$241,014
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Note receivable from sale of Nevada subsidiaries	$3,025,000	$-
Extinguishment of debt and accrued interest owed to the purchasers of Nevada subsidiaries and purchasers' affiliates	$2,612,854	$-
Extinguishment of accrued management fees payable to purchaser of Nevada subsidiaries	$850,000	$-
Depreciation capitalized in inventory (discontinued operations)	$349,015	$417,616
Patent drafting and filing costs capitalized in intangible assets	$342,086	$45,100
Accrued liabilities forgiven in connection with Wellcana letter agreement	$-	$172,500
Brokerage fees for convertible notes	$6,500	$-
Brokerage fees for warrant exercises	$6,266	$-
Stock options issued as compensation for drafting and filing patent applications	$28,800	$168,000
Induced dividend from warrant exercises	$163,017	$17,263
Accrued interest capitalized in convertible note principal	$-	$223,094
Beneficial conversion feature on notes payable	$-	$196,886

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended December 31, 2021 and 2020

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2021	317,429,078	$31,743	$102,667,772	$(105,237,521)	$(2,538,006)

Adjustment to prior period warrant exercise	6,666	1	(1)	-	-
Share based compensation expense	-	-	15,167	-	15,167
Net income	-	-	-	4,325,537	4,325,537
Balance at December 31, 2021	317,435,744	$31,744	$102,682,938	$(100,911,984)	$1,802,698

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2020	280,532,686	$28,054	$97,679,001	$(100,056,626)	$(2,349,571)

Exercise of warrants for stock, net of issuance costs	3,286,767	328	88,415	-	88,743
Share based compensation	-	-	191,500	-	191,500
Modification of employee options and warrants	-	-	57,350	-	57,350
Beneficial conversion feature on notes payable	-	-	46,886	-	46,886
Stock options issued as compensation for drafting and filing patents	-	-	63,000	-	63,000
Net loss	-	-	-	(593,984)	(593,984)
Balance at December 31, 2020	283,819,453	$28,382	$98,126,152	$(100,650,610)	$(2,496,076)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

For the Nine months ended December 31, 2021 and 2020

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Exercise of warrants for stock, net of issuance costs	2,095,333	210	56,184	-	56,394
Share based compensation expense	-	-	54,167	-	54,167
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Inducement dividend from warrant exercises	-	-	163,017	(163,017)	-
Net income	-	-	-	3,137,265	3,137,265
Balance at December 31, 2021	317,435,744	$31,744	$102,682,938	$(100,911,984)	$1,802,698

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$(88,494)

Exercise of warrants for stock, net of issuance costs	8,277,851	828	223,996	-	224,824
Share based compensation	-	-	191,500	-	191,500
Modification of employee options and warrants	-	-	57,350	-	57,350
Beneficial conversion feature on notes payable	-	-	196,886	-	196,886
Stock options issued as compensation for drafting and filing patents	-	-	168,000	-	168,000
Inducement dividend from warrant exercises	-	-	17,263	(17,263)	-
Net loss	-	-	-	(3,246,142)	(3,246,142)
Balance at December 31, 2020	283,819,453	$28,382	$98,126,152	$(100,650,610)	$(2,496,076)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and five programs are in the pre-clinical animal stage of development including Parkinson’s disease ("PD"), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. GBSGB is assertively preparing its PD therapeutics for a first-in-human trial. Depending on the results of ongoing preclinical studies, the Company intends to move forward with clinical trials for its chronic pain and COVID-related cytokine release syndrome therapies after PD. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, fourteen USPTO nonprovisional patent applications pending in the US, and seven provisional patent applications in the US. In addition to the USPTO patents and patent applications, the company has filed 41 patent applications internationally to protect its proprietary technology and formulations. In October 2021, we filed the nonprovisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

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
December 31, 2021
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

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. In particular, income tax expense and income tax payable have been separated from the comparative period amounts to conform to the current period presentation as income taxes payable from discontinued operations, as the result of the sale of the Company's Nevada operations. The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

Discontinued Operations

See Note 3.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Long-Lived Assets

We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. No indicators of impairment were identified by the Company as of December 31, 2021.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Indirect costs, which primarily relate to the lease and operation costs of the Teco Facility, which are included in discontinued operations as of March 31, 2021, are allocated based on square footage of the facility used in the production of inventory. There is no remaining inventory on the Company's unaudited condensed consolidated balance sheet as of December 31, 2021, due to the sale and deconsolidation of the Nevada Subsidiairies (Note 9).

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

The Company’s only material revenue source was part of discontinued operations prior to the sale of the Nevada Subsidiaries (Note 9), and was derived from sales of cannabis and cannabis products, distinct physical goods. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers contained only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

Because the Company previously operated in the State-licensed cannabis industry through its now-deconsolidated Nevada Subsidiaries, gross profits from those subsidiaries has is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operatign loss carryforwards ("NOLs"). The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Earnings and loss per Share

The Company’s basic earnings and loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 131,059,194 and 131,866,787 potentially dilutive common shares at  December 31, 2021 and December 31, 2020, respectively. Potentially dilutive shares at December 31, 2020 were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2020, as their inclusion would have been antidilutive. Of the potentially dilutive shares at December 31, 2021, 106,174,448 and 104,447,872 were not included in the computation of  diluted EPS for the three and nine months ended December 31, 2021, respectively, as their inclusion would have been antidilutive. The computation of diluted EPS for the three and nine months ended December 31, 2021 is as follows:

	For the Three Months Ended December 31, 2021
Diluted EPS Computation	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income from continuing operations available to common stockholders	$4,518,303
Plus: Income impact of assumed conversions
Interest expense on convertible notes payable	(159,442)
Effect of assumed conversions	(159,442)
Income from continuing operations plus assumed conversions	4,358,861
Net loss from discontinued operations available to common stockholders	(192,766)
Net income available to common stockholders	$4,166,095

Weighted-average common shares outstanding		317,435,744
Plus: incremental shares from assumed conversions
Warrants		6,174,746
Convertible notes payable		18,710,000
Dilutive potential common shares		24,884,746
Adjusted weighted-average shares		342,320,490

Diluted EPS
Net income from continuing operations	$4,358,861	342,320,490	$0.01
Net loss from discontinued operations	$(192,766)	342,320,490	$(0.00)
Net income	$4,166,095	342,320,490	$0.01

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Earnings and loss per Share (continued)

	For the Nine Months Ended December 31, 2021
Diluted EPS Computation	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income from continuing operations available to common stockholders	$3,461,855
Plus: Income impact of assumed conversions
Interest expense on convertible notes payable	(114,839)
Effect of assumed conversions	(114,839)
Income from continuing operations plus assumed conversions	3,347,016
Net loss from discontinued operations available to common stockholders	(324,590)
Net income available to common stockholders	$3,022,426

Weighted-average common shares outstanding		316,853,591
Plus: incremental shares from assumed conversions
Warrants		7,695,439
Options		205,882
Convertible notes payable		18,710,000
Dilutive potential common shares		26,611,322
Adjusted weighted-average shares		343,464,913

Diluted EPS
Net income from continuing operations	$3,347,016	343,464,913	$0.01
Net loss from discontinued operations	$(324,590)	343,464,913	$(0.00)
Net income	$3,022,426	343,464,913	$0.01

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Note 2 – Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $100,911,984 at December 31, 2021. The Company had a working capital deficit of $3,022,261 at December 31, 2021, including an income tax liability related to discontinued operations of $836,740, compared to a deficit of $5,054,593 at March 31, 2021, net of working capital of $1,201,488 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $1,200,915 for the nine months ended December 31, 2021, including  $87,772 used by discontinued operations, compared to $1,253,180 used in operating activities, net of $21,098 provided by discontinued operations for the nine months ended December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Note 3 – Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC (the "Nevada Subsidiaries") in discontinued operations due to the sale of the Company's Nevada cultivation and extraction facilities. The assets and liabilities of the Nevada Subsidiaries were deconsolidated at December 31, 2021 due to the completion of the sale on that date (Note 9).

The assets and liabilities associated with discontinued operations included in our condensed consolidated balance sheets as of December 31, 2021 and  March 31, 2021 were as follows:

	December 31, 2021			March 31, 2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
ASSETS
CURRENT ASSETS
Cash	$1,504,330	$-	$1,504,330	$793,040	$352,593	$1,145,633
Accounts receivable, net	-	-	-	-	400,175	400,175
Inventory, net	-	-	-	-	1,689,304	1,689,304
Prepaid and other current assets	112,347	-	112,347	256,251	52,492	308,743
TOTAL CURRENT ASSETS	1,616,677	-	1,616,677	1,049,291	2,494,564	3,543,855

Property and equipment, net	-	-	-	25,022	4,876,247	4,901,269
Intangible assets, net	2,133,607	-	2,133,607	1,706,762	571,264	2,278,026
Note receivable	3,025,000	-	3,025,000	-	-	-
Deposits and other noncurrent assets	-	-	-	-	82,904	82,904

TOTAL ASSETS	$6,775,284	$-	$6,775,284	$2,781,075	$8,024,979	$10,806,054

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,735,905	$-	$1,735,905	$1,412,459	$509,477	$1,921,936
Accrued interest	370,038	-	370,038	493,741	49,211	542,952
Accrued expenses	102,774	-	102,774	957,946	105,421	1,063,367
Notes payable, net	1,508,568	-	1,508,568	3,594,804	485,000	4,079,804
Indebtedness to related parties	84,913	-	84,913	84,913	-	84,913
Income taxes payable	-	836,740	836,740	-	761,509	761,509
Finance lease obligations, current	-	-	-	-	143,967	143,967
TOTAL CURRENT LIABILITIES	3,802,198	836,740	4,638,938	6,543,863	2,054,585	8,598,448

Convertible notes payable	333,648	-	333,648	292,410	-	292,410
Finance lease obligations, long term	-	-	-	-	3,389,124	3,389,124

TOTAL LIABILITIES	$4,135,846	$836,740	$4,972,586	$6,836,273	$5,443,709	$12,279,982

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Discontinued Operations - Revenues and Expenses

The revenues and expenses associated with discontinued operations included in our condensed consolidated statements of operations for the three and nine months ended December 31, 2021 and 2020 were as follows:

	For the Three Months Ended December 31,
	2021			2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$811,231	$811,231	$-	$1,015,464	$1,015,464
Cost of goods sold	-	(832,668)	(832,668)	-	(596,362)	(596,362)
Gross profit/(loss)	-	(21,437)	(21,437)	-	419,102	419,102
General and administrative expenses	512,788	71,648	584,436	670,311	77,064	747,375
INCOME/(LOSS) FROM OPERATIONS	(512,788)	(93,085)	(605,873)	(670,311)	342,038	(328,273)
OTHER INCOME/(EXPENSE)
Interest expense	(159,478)	(99,681)	(259,159)	(167,120)	(113,241)	(280,361)
Gain on extinguishment	-	-	-	467,872	-	467,872
Gain on deconsolidation	5,206,208	-	5,206,208	-	-	-
Gain on settlement of accounts payable	-	-	-	372,415	15,972	388,387
Loss on amendment to line of credit	-	-	-	(650,000)	-	(650,000)
Other income/(expense)	(15,639)	-	(15,639)	17,523	(2,442)	15,081
Total other income/(expense)	5,031,091	(99,681)	4,931,410	40,690	(99,711)	(59,021)
INCOME/(LOSS) BEFORE INCOME TAXES	4,518,303	(192,766)	4,325,537	(629,621)	242,327	(387,294)
Income tax expense	-	-	-	-	(206,690)	(206,690)
NET INCOME/(LOSS)	$4,518,303	$(192,766)	$4,325,537	$(629,621)	$35,637	$(593,984)

	For the Nine Months Ended December 31,
	2021			2020
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$3,369,812	$3,369,812	$-	$2,830,932	$2,830,932
Cost of goods sold	-	(3,072,622)	(3,072,622)	-	(1,947,225)	(1,947,225)
Gross profit	-	297,190	297,190	-	883,707	883,707
General and administrative expenses	1,417,738	264,515	1,682,253	1,677,482	447,885	2,125,367
INCOME/(LOSS) FROM OPERATIONS	(1,417,738)	32,675	(1,385,063)	(1,677,482)	435,822	(1,241,660)
OTHER INCOME/(EXPENSE)
Interest expense	(319,976)	(302,924)	(622,900)	(1,249,994)	(374,383)	(1,624,377)
Gain on extinguishment	-	-	-	467,872	-	467,872
Gain on deconsolidation	5,206,208	-	5,206,208	-	-	-
Gain on settlement of accounts payable	-	-	-	372,415	15,972	388,387
Loss on amendment to line of credit	-	-	-	(650,000)	-	(650,000)
Debt default penalty	-	-	-	(286,059)	-	(286,059)
Other income/(expense)	(6,639)	20,890	14,251	14,149	(79,890)	(65,741)
Total other income/(expense)	4,879,593	(282,034)	4,597,559	(1,331,617)	(438,301)	(1,769,918)
INCOME/(LOSS) BEFORE INCOME TAXES	3,461,855	(249,359)	3,212,496	(3,009,099)	(2,479)	(3,011,578)
Income tax expense	-	(75,231)	(75,231)	-	(234,564)	(234,564)
NET INCOME/(LOSS)	$3,461,855	$(324,590)	$3,137,265	$(3,009,099)	$(237,043)	$(3,246,142)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Discontinued Operations - Inventory

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress includes live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. Inventory is included in current assets from discontinued operations in the Company's March 31, 2021 balance sheet. There is no remaining inventory at December 31, 2021, due to the completion of the sale of the Nevada Subsidiaries (Note 9).

March 31, 2021

Raw materials	$86,076
Work in progress	743,844
Finished goods	866,195
Subtotal	1,696,115
Allowance to reduce inventory to net realizable value	(6,811)
Total inventory, net	$1,689,304

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

The Company's only remaining lease commitment was a finance lease for the Nevada Subsidiaries, which is classified as discontinued operations in the Company's unaudited condensed consolidated balance sheet at March 31, 2021. This lease had a remaining non-cancelable term ending December 31, 2025 with an option to extend through December 31, 2030. The rate used to discount this lease was 11.5%.

Finance leases are included in property and equipment (long term assets from discontinued operations), finance lease obligations, short term (current liabilities from discontinued operations), and finance lease obligations, long term (long term liabilities from discontinued operations), on the balance sheet as of March 31, 2021.

During the nine months ended December 31, 2021, finance lease costs included in discontinued operations were $417,820, of which $301,796 represents interest expense and $116,024 represents amortization of the right-of-use asset, which is inculded in inventory and cost of goods sold. The right-of-use asset and lease liability were deconsolidated at December 31, 2021 due to the close of the sale of the Nevada Subsidiaries (Note 9).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Discontinued Operations - 8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 9), the Teco Subsidiaries entered into a promissory note and line of credit for up to $470,000 from the purchaser of the membership interests in the Teco Subsidiaries. The purpose of the line of credit was to supply working capital for the Teco Subsidiaries, and the note matures upon the close of the sale of the Teco Subsidiaries. The principal and accrued interest balances outstanding at the time of closing will be considered paid in full upon closing and will not reduce the purchase price received by GB Sciences. In total, the Teco Subsidiaries received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the line of credit by $15,000. On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility, which provided that no further interest would accrue on the line of credit after November 30, 2020. The balance of the line of credit was $485,000 at  December 31, 2021 and accrued interest was $49,211, prior to deconsolidation. The note and related interest expense are included in current liabilities from discontinued operations and loss from discontinued operations on the Company's March 31, 2021 balance sheet.

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in GB Sciences Nopah, LLC. The Nopah sale was closed December 31, 2021 after successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate on December 14, 2021 (Note 9). At close, the principal balance of the note was reduced from $369,445 to $190,272 and accounts payable totaling $74,647 to an affiliate of the purchaser were extinguished. The Nopah MIPA extended the maturity date of the note to July 31, 2021. As that date has passed prior to the close of the Nopah sale, the Company is currently negotiating terms of an extension to the note with the note holder.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

8% Line of Credit dated July 24, 2020

On July 24, 2020, the Company entered into the Loan Agreement, 8% Secured Promissory Note, and Security Agreement (together, the "July 24 Note") with AJE Management, LLC, which established a revolving loan of up to $500,000 that the Company may draw on from time to time. The loan was collateralized by the Teco Facility, subject to the pre-existing lien held by CSW Ventures, L.P. in connection with the 8% Senior Secured Convertible Promissory Note dated February 28, 2019. Contemporaneously with the Loan Agreement, the Company and AJE Management entered into the Amendment to the Membership Interest Purchase Agreement with AJE Management. The amendment provides that any balances outstanding under the July 24 Note at the time of the close of the sale of the Teco Facility would be forgiven in exchange for a reduction to the $4,000,000 note receivable that the Company will receive as consideration for the sale of the Teco Facility. The reduction to the note receivable would be equal to 3 times the balance outstanding under the July 24 Note on the date of the close of the sale of the Teco Facility. The balance outstanding under the note plus accrued interest were permitted to be repaid at any time prior to the close of the sale of the Teco facility (Note 9).

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduced the amount of the note receivable that the Company was to receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 were to reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e., such advances would be considered advance payments of the $4,000,000 cash purchase price. No interest would accrue after November 30, 2020. The Company also agreed that it would not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 during the year ended March 31, 2021. Prior to December 31, 2021, the Company received $50,000 in additional advances above $325,000 during the fiscal year ended March 31, 2021, bringing the total balance to $1,025,000, and accrued interest was $12,510. Upon close of the Teco sale on December 31, 2021, the note and accrued interest balances were forgiven and the Company has no further obligations related to the line of credit (Note 9).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Summary of Notes and Convertible Notes Payable

As of December 31, 2021, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of December 31, 2021
Short-Term Notes Payable	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 4)	$190,272	$-	$190,272
6% Convertible promissory notes payable (Note 5)	1,060,000	-	1,060,000
6% Convertible notes payable issued December 2020 through July 2021 (Note 5)	375,000	(116,704)	258,296
Total short-term notes payable	1,625,272	(116,704)	1,508,568
Long-Term Notes Payable
6% Convertible promissory notes payable due September 30, 2023 (Note 5)	197,000	(29,997)	167,003
6% Convertible notes payable due December 31, 2023 (Note 5)	250,000	(83,355)	166,645
Total long-term notes payable	$447,000	$(113,352)	$333,648

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

During fiscal year 2018, notes having a total face value of $7,944,000 were converted into the Company's common stock. At December 31, 2021, notes having a face value of  $1,257,000 remained outstanding.

All remaining unconverted notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2021, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants and the change in the fair value of the conversion feature. The Company recorded interest expense of $19,470 on the new notes during the nine months ended December 31, 2021, of which $10,564 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $53,238 at December 31, 2021, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. The Company is negotiating the terms of an extension with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense during the nine months ended December 31, 2021 was $47,918 and there is no remaining unamortized discount. Accrued interest on the $1,060,000 notes was $276,191 at December 31, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

On December 29, 2020, the Company entered into the Omnibus Amendment, and the note holder agreed to cease interest accrual on the CSW Note after November 30, 2020. After conversions, the remaining principal balance and carrying amount of the note was $1,111,863 as of December 31, 2021. Accrued interest was $144,994.

Upon close of the Teco sale on December 31, 2021, the note and accrued interest balances were extinguished in exchange for a reduction of 110% of the balances of accrued interest and principal outstanding to the $4 million cash payment (Note 9). The 10% increase to the balances owed under the note totaled $125,686, and the Company recorded the amount as a reduction to the gain on deconsolidation.

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
December 31, 2021
(unaudited)

December 2020 $625,000 6% Convertible Note Offering

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between January 31, 2021 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the nine months ended December 31, 2021, the Company received $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs which were accrued but unpaid as of December 31, 2021.

At December 31, 2021, notes with a carrying amount of $258,296 were included in short term notes and convertible notes payable, net of unamortized discounts of $(116,704). Notes with a carrying amount of $166,645 were included in long term notes and convertible notes payable, net of unamortized discounts of $(83,355). Interest expense related to the notes was $244,471 for the nine months ended December 31, 2021, which includes $216,974 from amortization of the note discounts.

Note 6 – Capital Transactions

Sale of Common Stock and Exercise of Warrants

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. On July 18, 2021, the Company entered into an amendment to the Advisory Agreement extending the temporary decrease through September 30, 2021 and agreed that each exercising warrant holder will receive an equal number of replacement warrants to purchase one share of the Company's common stock at $0.10 for three years. During the nine months ended December 31, 2021,the Company received notice of the exercise of 2,095,333 warrants at $0.03 per share and received proceeds of $56,394, net of brokerage fees of $6,266. As the result of the exercises, the Company recorded an inducement dividend of $163,017, which includes $62,660 related to the intrinsic value of the exercised warrants at the dates of exercise and $100,357 related to the Black-Scholes fair value of the 2,088,667 replacement warrants issued to the exercising investors.

During the nine months ended December 31, 2021, the Company issued 600,000 options to purchase one share of common stock at $0.05 per share for ten years to a researcher as compensation for drafting and filing six provisional USPTO patent applications related to the Company's PhAROS platform. The options were valued at $0.048 per share using the Black-Scholes model, and the Company recorded an addition of $28,800 to the related patent assets and equity.

During the nine months ended December 31, 2021, the Company recorded $54,167 expense related to unvested employee options issued in prior periods. Remaining unrecognized compensation expense related to the options was $28,833 at December 31, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

Note 8 – Related Party Transactions

As of December 31, 2021 the Company was indebted to executive officers for unpaid compensation totaling $84,913, which is presented as indebtedness to related parties in the accompanying unaudited condensed consolidated balance sheet.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(unaudited)

Note 9 – Sale of Membership Interests in Nevada Subsidiaries

On March 24, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") with AJE Management, LLC. Pursuant to the Teco MIPA, the Company agreed to sell 100% of its membership interests in GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC (the "Teco Subsidiaries") for approximately $8 million, which amount includes a cash payment at closing, the extinguishment and/or repayments of certain liabilities owed to the purchaser and affiliates of the purchaser, and an 8% promissory note.

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $312,315 in consideration in the form of a $237,668 reduction to the outstanding principal and accrued interest balances of the 0% Note payable dated October 23, 2017 (Note 4), and extinguishment of accounts payable of $74,647, which were owed to an affiliate of the purchaser.

The closing of the Teco and Nopah sales was contingent upon the successful transfer of the Nevada cultivation and production licenses. On December 14, 2021, the Company received approval from the Nevada Cannabis Compliance Board for the transfer of cannabis cultivation and extraction licenses held by its subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC (the "Nevada Subsidiaries"). Consequently, all conditions to closing the sales of the 100% membership interests in the Nevada Subsidiaries were satisfied, and the transactions formally closed on December 31, 2021. After the closing date, the Company retains no ownership interest in the Nevada Subsidiaries.

As consideration for the membership interests, the Company received cash payments of $1,648,772 (including $400,000 in advance payments received during the nine months ended December 31, 2021), the extinguishment $3,588,540 of debt and current liabilities owed to affiliates of the purchaser, and a $3,025,000 8% note receivable. The note receivable is payable as quarterly, interest only payments of $60,500 for the first year, followed by seven quarterly payments of interest and principal of $201,774 beginning March 31, 2023, with a final payment of principal and interest totaling $2,014,225 on December 31, 2024.

As the result of sale of the Nevada Subsidiaries, the Company recorded a gain on deconsolidation of $5,206,208, calculated as follows:

December 31, 2021
Cash payments received, including advancements of $400,000	$1,648,772
8% Note Receivable due December 31, 2024	3,025,000
Extinguishment of debt and accrued interest due to purchasers and purchasers' affiliates	2,612,854
Extinguishment of accrued management fees due to purchaser	850,000
Total consideration	8,136,626

Carrying amount of assets	7,130,159
Carrying amount of liabilities	(4,199,741)
Net assets deconsolidated	2,930,418
GAIN ON DECONSOLIDATION	$5,206,208

As the result of the sale, the income, assets, and cash flows of GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC have been reclassified as discontinued operations for all periods presented in the Company's consolidated financial statements prior to the sale.

Note 10 – Subsequent Events

On January 14, 2022, the Company made a payment of $500,000 toward the $1,060,000 principal balance outstanding under the 2017 6% convertible note offerings (Note 5).

On January 20, 2022, the Company repaid all of the deferred compensation totaling $84,913 owed to officers and directors of the Company.

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

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. (“GBSGB”), the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and five programs are in the pre-clinical animal stage of development including Parkinson’s disease ("PD"), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. GBSGB is assertively preparing its PD therapeutics for a first-in-human trial. Depending on the results of ongoing preclinical studies, the Company intends to move forward with clinical trials for its chronic pain and COVID-related cytokine release syndrome therapies after PD. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, fourteen USPTO nonprovisional patent applications pending in the US, and seven provisional patent applications in the US. In addition to the USPTO patents and patent applications, the company has filed 41 patent applications internationally to protect its proprietary technology and formulations. In October 2021, we filed the nonprovisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

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

Drug Development Progress

GBS Global Biopharma, Inc. has made significant strides in the past year with respect to both its drug discovery research and product development programs. GBSGB now has five preclinical phase product development programs and is aggressively preparing its lead formulations for the treatment of Parkinson’s disease for a first-in-human clinical trial. GBSGB’s chronic pain, anxiety, and depression formulations are currently in preclinical animal studies with Dr. Lee Ellis of the National Research Council ("NRC") Canada in Halifax, Nova Scotia. Recently, we received positive preclinical, proof-of-concept data supporting our minimum essential mixtures for the treatment of Cytokine Release Syndrome in COVID-19 (COVID-CRS) and other severe hyperinflammatory conditions. GBSGB’s lead COVID-CRS candidates will be optimized based on late-stage preclinical studies with Dr. Norbert Kaminski at Michigan State University. Our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform, new PhAROS™ discovered, non-cannabis formulations, and improved formulations for our PD therapeutics.

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

The completion of discovery, preclinical studies, clinical trials, and the required regulatory submissions required for obtaining US FDA pre-market approvals for pharmaceutical products (and equivalent approvals from other corresponding agencies worldwide)  is traditionally a long and expensive process. However, GBSGB asserts that its proprietary, PhAROS™, AI-enabled, drug discovery engine; plant-inspired formulations; lean development program; novel regulatory strategy; experienced development partners; and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular and animal models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. GBSGB’s original patent applications cover new chemical entities (“NCE”) based on discovery and validation of minimum essential mixtures derived from complex, plant-based therapeutics. GBSGB plans to use an Exploratory IND/Phase 0 Program that gets the Company to First-in-Human sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study for PD, which compares the efficacies of multiple related cannabinoid-based formulations, the Company plans to advance the lead PD drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. GBSGB has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and with other scientific consultants to increase developmental efficiencies. If and when one or more of GBSGB’s drugs, therapies or treatments are approved by the FDA, GBSGB will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

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

Other Operations

On March 24, 2020, the Company entered into the Membership Interest Purchase Agreement ("Teco MIPA") with AJE Management, LLC. Pursuant to the Teco MIPA, the Company agreed to sell 100% of its membership interests in GB Sciences Nevada, LLC, and GB Sciences Las Vegas, LLC (the "Teco Subsidiaries") for approximately $8 million, which amount includes a cash payment at closing, the extinguishment of certain liabilities owed to the purchaser and affiliates of the purchaser, and an 8% promissory note.

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $300,000 as a reduction to the balance of the 0% Note payable dated October 23, 2017 (Note 4) and accounts payable of $74,647, which were owed to an affiliate of the purchaser.

The closing of the Teco and Nopah sales was contingent upon the successful transfer of the Nevada cultivation and production licenses. On December 14, 2021, the Company received approval from the Nevada Cannabis Compliance Board for the transfer of cannabis cultivation and extraction licenses held by its subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC (the "Nevada Subsidiaries"). Consequently, all conditions to closing the sales of the 100% membership interests in the Nevada Subsidiaries were satisfied, and the transactions formally closed on December 31, 2021. After the closing date, the Company retains no ownership interest in the Nevada Subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

General and administrative expenses	$512,788	$670,311	$1,417,738	$1,677,482
LOSS FROM OPERATIONS	(512,788)	(670,311)	(1,417,738)	(1,677,482)
OTHER INCOME/(EXPENSE)
Interest expense	(159,478)	(167,120)	(319,976)	(1,249,994)
Gain on extinguishment	-	467,872	-	467,872
Gain on deconsolidation	5,206,208	-	5,206,208	-
Gain on settlement of accounts payable	-	372,415	-	372,415
Loss on amendment to line of credit	-	(650,000)	-	(650,000)
Debt default penalty	-	-	-	(286,059)
Other income/(expense)	(15,639)	17,523	(6,639)	14,149
INCOME/(LOSS) BEFORE INCOME TAXES	4,518,303	(629,621)	3,461,855	(3,009,099)
Income tax expense	-	-	-	-
INCOME/(LOSS) FROM CONTINUING OPERATIONS	$4,518,303	$(629,621)	$3,461,855	$(3,009,099)

Comparison of the Three and Nine Months Ended December 31, 2021 and 2020

General and Administrative Expenses

General and administrative expenses decreased by $(157,523) to $512,788 for the three months ended December 31, 2021, compared to $670,311 for the three months ended December 31, 2020. During the nine months ended December 31, 2021, general and administrative expense decreased by $(259,744) to $1,417,738, compared to $1,677,482 in the prior year. The decreases for the three and six months primarily relate to reduced compensation paid to executives and board members. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $(7,642) to $159,478 for the three months ended December 31, 2021, compared to $167,120 in the prior year quarter. Interest expense decreased by $(930,018) to $319,976 for the nine months ended December 31, 2021, compared to $1,249,994 in the prior year six months. The decrease is attributable to substantially less interest-bearing debt outstanding during the current year periods as the result of the payoff of the note payable to Iliad Research and Trading, L.P. in December 2020. In addition, notes with balances totaling $2.1 million at December 31, 2021 stopped accruing interest beginning December 1, 2020, as the result of the Omnibus Amendment to the agreements surrounding the sale of the Company's Nevada Subsidiaries.

Gain on Extinguishment

During the three and nine months ended December 31, 2020, the Company recorded a gain on extinguishment of $467,872 related to the settlement of the note payable to Iliad Research and Trading, L.P. at a discount.

Gain on Deconsolidation

During the three and nine months ended December 31, 2021, the Company recorded a gain on deconsolidation of $5,206,208 as the result of the sale of the Nevada Subsidiaries.

Gain on Settlement of Accounts Payable

During the three and nine months ended December 31, 2020, the Company recorded gains totaling $372,415 related to the settlement with vendors of accounts payable for less than the full balance owed. The full amount owed to each vendor was accrued in accounts payable during prior periods.

Loss on Amendment to Line of Credit

During the three and nine months ended December 31, 2020, the Company recorded $650,000 in expense related to the December 29, 2020 modification of the July 24, 2020 Line of Credit payable to AJE Management, LLC as the result of the Omnibus Amendment agreement.

Debt Default Penalty

The Company recorded a default penalty of $286,059 for the nine months ended September 30, 2020, related to the Company's failure to timely repay the principal and interest owed under the note payable to Iliad Research and Trading, L.P. on April 1, 2020. The penalty was 10% of the principal and accrued interest balances outstanding at the time of default.

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

The principal sources of liquidity to date have been cash generated from sales of debt and equity securities and loans along with the sale of our subsidiaries.

At  December 31, 2021, cash was $1,504,330, other current assets excluding cash were $112,347, and our working capital deficit was $3,022,261. Current liabilities in continuing operations were $3,802,198 and consisted principally of $1,735,905 in accounts payable, $472,812 in accrued liabilities, $1,508,568 in notes and convertible notes payable, and $84,913 in indebtedness to related parties, and a current liability from discontinued operations of $836,740, which represents a federal income tax liability generated by the Teco Subsidiaries.

At March 31, 2021, continuing operations included a cash balance of $793,040, other current assets excluding cash were $256,251, and our working capital deficit was $5,494,572. Current liabilities in continuing operations were $6,543,863, which consisted principally of $1,412,459 in accounts payable, $1,451,687 in accrued liabilities, $3,594,804 in notes and convertible notes payable, and $84,913 of indebtedness to related parties. At March 31, 2021, current assets from discontinued operations were $2,494,564, current liabilities from discontinued operations were $761,509, and working capital from discontinued operations was $1,201,488.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $1,200,915, including $87,772 used by discontinued operations for the nine months ended December 31, 2021, compared to cash used of $1,253,180, net of $21,098 provided by operating activities of discontinued operations for the nine months ended December 31, 2020. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2021, $1,550,339 was provided by investing activities, including $1,567 provided by discontinued operations. Cash provided by investing activities of continuing operations consisted of $1,648,772 proceeds received from the sale of the Nevada Subsidiaries, and was offset by $100,000 paid to acquire intangible assets. During the nine months ended December 31, 2020, cash provided by investing activities was $4,594,621, which consists of $5,051,923 in proceeds from a note receivable, offset by $326,000 paid to acquire intangible assets and $131,302 used in investing activities of discontinued operations.

Financing Activities

During the nine months ended December 31, 2021, cash flows provided by financing activities totaled $9,273, net of $103,387 used in discontinued operations. Cash flows provided by financing activities of continuing operations related to $62,660 in gross proceeds from warrant exercises and $50,000 proceeds from a convertible note payable. Cash used in financing activities for the nine months ended December 31, 2020 was $2,571,850, including $129,237 used in discontinued operations. Cash used in financing activities of continuing operations for the nine months ended December 31, 2020 consisted of $3,156,014 of principal payments on notes and convertible notes payable, a principal payment of $151,923 on a note payable to a related party, $34,500 fees for issuing convertible notes payable, and $24,983 brokerage fees for issuance of common stock and warrants, offset by $249,807 gross proceeds from warrant exercises, $300,000 proceeds from convertible notes payable, and $375,000 proceeds from a line of credit.

Going Concern

The Company’s financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $100,911,984 at December 31, 2021. The Company had a working capital deficit of $3,022,261 at December 31, 2021, including a tax liability of $836,740 from discontinued operations, compared to $5,054,593 at March 31, 2021, net of working capital of $1,201,488 classified as discontinued operations. In addition, the Company has consumed cash in its operating activities of $1,200,915 for the nine months ended December 31, 2021, including $87,772 used by discontinued operations, compared to $1,253,180 used in operating activities, net of $21,098 provided by discontinued operations for the nine months ended December 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2021, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2021, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

No new items to disclose.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No new items to disclose.

ITEM 3. Defaults Upon Senior Securities

No new items to disclose.

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

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	Note Receivable from AJE Management, LLC dated December 31, 2021
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GB SCIENCES, INC.

Date: February 11, 2022	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

Date: February 11, 2022	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)