Form 10-K
period 2022-03-31
GB SCIENCES INC
filed 2022-06-30
CIK 1165320

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 2021, was approximately $11.3 million.

Total shares outstanding on June 30, 2022, were 329,204,224.

Documents Incorporated by Reference

None

GB SCIENCES, INC.

FORM 10-K

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of GB Sciences, Inc., a Nevada corporation and its subsidiaries (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, believes”, “estimates”, “predicts” or “continue”, which list is not meant to be all-inclusive, and other such negative terms and comparable technology. These forward-looking statements, include, without limitation, statements about market opportunity, strategies, competition, expected activities and expenditures as we pursue business our plan, and the adequacy of available cash reserves. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include among other things:

(i) product demand, market and customer acceptance of any or all of the Company’s products, equipment and other goods,

(ii) ability to obtain financing to expand its operations,

(iii) ability to attract and retain qualified personnel,

(iv) the results, cost and timing of our preclinical studies and clinical trials, including any delays to such clinical trials relating to enrollment or site initiation, as well as the number of required trials for regulatory approval and the criteria for success in such trials,

(v) our dependence on third parties in the conduct of our preclinical studies and clinical trials,

(vi) legal and regulatory developments in the United States and foreign countries, including any actions or advice that may affect the design, initiation, timing, continuation, progress or outcome of clinical trials or result in the need for additional clinical trials,

(vii) the results of our preclinical studies and earlier clinical trials of our product candidates may not be predictive of future results and we may not have favorable results in our ongoing or planned clinical trials,

(viii) the difficulties and expenses associated with obtaining and maintaining regulatory approval of our product candidates, and the indication and labeling under any such approval,

(ix) our plans and ability to develop and commercialize our product candidates,

(x) successful development of our commercialization capabilities, including sales and marketing capabilities, whether alone or with potential future collaborators,

(xi) the size and growth of the potential markets for our product candidates, the rate and degree of market acceptance of our product candidates and our ability to serve those markets,

(xii) the success of competing therapies and products that are or become available,

(xiii) our ability to limit our exposure under product liability lawsuits, shareholder class action lawsuits or other litigation,

(xiv) our ability to obtain and maintain intellectual property protection for our product candidates,

(xv) our ability to obtain and maintain third-party manufacturing for our product candidates on commercially reasonable terms,

(xvi) delays, interruptions or failures in the manufacture and supply of our product candidates,

(xvii) the performance of third parties upon which we depend, including third-party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, contractor laboratories and independent contractors,

(xviii) the timing and outcome of current and future legal proceedings,

(xix) our ability to maintain proper functionality and security of our internal computer and information systems and prevent or avoid cyberattacks, malicious intrusion, breakdown, destruction, loss of data privacy or other significant disruption,

(xx) the adequacy of capital reserves and liquidity including, but not limited to, access to additional borrowing capacity,

(xxi) the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions, and

(xxii) general industry and market conditions and growth rates, unexpected natural disasters, and other factors, which we have little or no control: and any other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

You should refer to Part I Item 1A. “Risk Factors” of this Annual Report on Form 10-K for a discussion of material factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, all references to “GB” and “GB Sciences” refers solely to GB Sciences, Inc., a Nevada corporation, and all references to “the Company,” “we”, “us” or “our” in this Annual Report refers to GB Sciences and its consolidated subsidiaries.

Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a plant-inspired, biopharmaceutical research and development company creating patented, disease-targeted formulations of cannabis- and other plant-inspired therapeutic mixtures for the prescription drug market through its wholly owned Canadian subsidiary, GbS Global Biopharma, Inc. (“GBSGB”).

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six issued U.S. and three issued foreign patents, as well as 18 U.S. and 49 foreign patent-pending applications. On October 14th, 2021, we filed the nonprovisional USPTO patent application entitled “METHOD AND SYSTEMS FOR PHYTOMEDICINE ANALYTICS FOR RESEARCH OPTIMIZATION AT SCALE" to further protect aspects of our proprietary drug discovery engine, PhAROS™, which stands for Phytomedical Analytics for Research Optimization at Scale. On March 1st, 2022, the Company’s newest patent was issued by the U.S. Patent and Trademark Office (USPTO) for a cannabinoid-containing mixture designed to treat cardiac hypertrophy, often present in advanced heart disease. The Company’s newly issued patent also covers the use of these receptor-targeted formulations for the treatment of TRPV1-receptor associated hearing loss and urinary cystitis.

GBSGB’s intellectual property covers a range of over 65 medical conditions, from which five drug development programs are in the preclinical stage of drug development including our formulations for Parkinson’s disease ("PD"), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. The Company’s primary focus is on preparing its lead program for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Depending on the results of ongoing preclinical studies, the Company intends to move forward with clinical trials for its chronic pain and COVID-related cytokine release syndrome therapies after PD. The Company’s formulations for chronic pain, anxiety, and depression are currently in preclinical animal studies with researchers at the National Research Council Canada. The Company also recently received positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome related to COVID-19, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii. The Company runs a lean drug development program through GBSGB and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Our productive research and development network includes distinguished universities, hospitals, and Contract Research Organizations.

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

Business Strategy

Drug Discovery and Development of Novel Cannabis- and Other Plant-Inspired Therapies

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. ("GBSGB"), the Company has conducted ground-breaking research embracing the rational design of plant-inspired medicines led by Dr. Andrea Small-Howard, the Company’s President, Chief Science Officer, and Director. In the early days, Small-Howard and Dr. Helen Turner, Vice President of Innovation and Dean of the Natural Sciences and Mathematics Department at Chaminade University, posited that minimum essential mixtures of plant-based ingredients would provide more targeted and effective treatments for specific disease conditions than either single ingredient or whole plant formulations. They started with cannabis-based drug discovery and developed a rapid screening and assaying system that tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease. This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, and chronic neuropathic pain. More recently, a similar approach has been applied to the discovery and validation of therapies informed by plants described in a variety of Traditional Medical Systems. These rich discovery efforts have yielded new preclinical programs; for example, our anxiety and depression formulations that contain minimum essential mixtures of compounds derived from plants in the Piper plant family, such as kava.

Currently, the Company’s drug discovery engine involves both a data analytics/machine learning tool to expedite drug discovery and high throughput screening of cell and animal models of disease. As previously mentioned, the Company initially explored the potential medical uses of specific mixtures derived from cannabis-based raw materials, but our early in silico tools have now been improved, and they are becoming increasingly effective for investigating the medical applications of potential therapeutic mixtures from any plant-derived starting material. In 2014, the Company developed its first rapid screening and assaying system which tested thousands of combinations of cannabinoids and terpenes against cell-based models of diseases. This process has been refined over the years and now has identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, chronic and neuropathic pain. Through GBSGB, the Company has filed for patent protection on these plant-inspired, minimum essential mixtures, and they are validating them in disease-specific animal models in preparation for human trials.

The Company’s drug discovery process combines: 1) PhAROS™: Phytomedical Analytics for Research Optimization at Scale for the prediction of minimum essential mixtures from plant-based materials, and 2) HTS: high throughput screening to refine and validate plant-inspired, minimum essential mixtures in well-established cell and animal models of diseases. This combined approach to drug discovery increases research efficiency and accuracy reducing the time from ideation to patenting from 7 years to 1.5 years. The Company now uses its PhAROS™ Drug Discovery Platform to ‘pre-validate’ therapeutic mixtures. PhAROS can both prioritize and eliminate some potential combinations, which reduces time and resources used in the discovery period. PhAROS™ can also be used to identify and predict the efficacy of plant-inspired, minimum essential mixtures for specific diseases in silico, which are then tested by screening in cell and animal models. Screening of plant-inspired mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring plants and the use of live models for these diseases that have been well established by other researchers. The Company refines the potential therapeutic mixtures pre-validated by PhAROS™ to optimize their effectiveness using cell and animal models. Based on data from disease-specific assays, therapeutic formulations are refined during the HTS screening process by removing compounds that do not act synergistically with the others in the mixtures. The goal is to identify minimum essential mixtures (MEM) that retain the efficacy of the whole plant extracts, but with the manufacturing and quality control advantages of single ingredient pharmaceutical products.

In October of 2021, GBSGB began its first preclinical animal trial of non-cannabis-based formulations that were discovered and pre-validated using our PhAROS™ drug discovery platform. The National Research Council of Canada (“NRC”) are testing the Company’s proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety. For these novel psychotropic drug candidates, the Company used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Company’s new psychotropic formulations are currently in preclinical trials at the Zebrafish Toxicology, Genomics and Neurobiology Lab at the NRC, led by Dr. Lee Ellis, Research Officer and Team Lead. The ongoing work between the NRC and the Company has produced strong and applicable data for the evaluation of its therapies, and this trial could provide novel treatment options for patients with depression and anxiety.

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients ("APIs"). Through GBSGB, the Company has six issued patents, plus a series of pending patents containing plant-derived complex mixtures and minimum essential mixtures that act as therapeutic agents for specific disease categories, as described below. The Company’s pending patents are protected whether the individual compounds are derived from the cannabis plant, another plant, synthetically produced, or derived from a combination of sources for the individual chemical compounds in these mixtures. On March 1st, 2022, the Company’s newest patent was issued by the U.S. Patent and Trademark Office (USPTO) for a cannabinoid-containing mixture designed to treat cardiac hypertrophy, often present in advanced heart disease. The Company’s newly issued patent also covers the use of these receptor-targeted formulations for the treatment of TRPV1-receptor associated hearing loss and urinary cystitis. This year, our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform, new PhAROS™ discovered, non-cannabis formulations, and improved formulations for our PD therapeutics.

Drug Development Progress

The Company has made significant strides in the past year with respect to both its drug discovery research and product development programs. The Company, through GBSGB, now has five preclinical phase product development programs and is aggressively preparing its lead formulations for the treatment of Parkinson’s disease for a first-in-human clinical trial. Our lead program in Parkinson’s disease is being prepared for a first-in-human trial through the following essential steps: a) creating clinical prototypes by combining our proprietary Parkinson’s formulas with a convenient oral delivery system; b) performing a dose response study in rodents to establish the correct range of active ingredients for our first-in-human trial; c) performing necessary ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicology) tests on the clinical prototypes; and d) selecting a Contract Research Organization (CRO) to prepare an Investigational New Drug (IND) application to the US FDA to begin our first-in-human trial. In addition to our work in preparing the Parkinson’s formulation for a First-in-Human trial, the Company’s chronic pain, anxiety, and depression formulations are currently in preclinical animal studies with Dr. Lee Ellis of the National Research Council ("NRC") Canada in Halifax, Nova Scotia. We received positive preclinical, proof-of-concept data supporting our minimum essential mixtures for the treatment of Cytokine Release Syndrome in COVID-19 (COVID-CRS) and other severe hyperinflammatory conditions. GBSGB’s lead COVID-CRS candidates will be optimized based on late-stage preclinical studies with Dr. Norbert Kaminski at Michigan State University.

For the Company’s lead program in PD therapeutics, the efficacy of our original formulations has been improved and the Company has filed a new patent application family to protect our defined cannabinoid ratio-minimum essential mixtures (DCR-MEMs) for the treatment of Parkinsonian motor symptoms. The Company had announced previously that it has obtained the statistically significant reduction of Parkinson’s-disease like symptoms using proprietary cannabinoid-containing MEMs in an animal model of Parkinson’s disease ("PD"). Three of the Company’s PD formulations significantly reduced the PD-like motor symptoms. In addition, the toxicity studies for these original PD formulas came back without any significant negative findings. These initial efficacious PD formulations were equimolar minimum essential mixtures (E-MEMs), wherein, each contained three cannabinoids combined at an equimolar ratio (1:1:1). In the past year 2020-2021, the Company has screened an additional sixty-three variations of the original three equimolar MEMs and identified a total of twenty-two DCR-MEMs with optimized ratios of cannabinoids that produced a statistically significant reduction in OHDA induced motor symptoms. Five of these twenty-two efficacious MEMs outperformed the original equimolar cannabinoid MEMs. A new patent application has been filed to protect these DCR-MEMs. These important preclinical results will be included in GBS’ Investigational New Drug ("IND") application with the US FDA to enter human clinical trials as soon as possible. New therapies to address Parkinson’s disease symptoms are needed to help those afflicted with this debilitating disease. The combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion in the U.S. alone.

This year, we are working with Catalent Pharma on the preparation of clinical prototypes of our proprietary cannabinoid-based formulations for Parkinson’s disease in Catalent Pharma’s proprietary Zydis® delivery system. Catalent Pharma’s Zydis® delivery system is an Orally Disintegrating Tablet format (“ODT”) that should be ideal for delivering our cannabinoid-ratio controlled formulations to Parkinson’s patients. More than 50% of Parkinson’s patients have trouble swallowing, but the Zydis® format delivers the active ingredients into the mouth by dispersion without needing water or the ability to swallow. To ready the Company’s Parkinson’s disease therapies for a First-in-Human trial, the initial clinical prototypes of our Defined Cannabinoid Ratio (DCR)-MEM have been formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet technology and they are being evaluated in stability and functional testing. As mentioned above, the ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. Previously, the Company has completed two proof-of-concept studies for its MEM. Now, the Company is performing a Feasibility Study that will produce and validate the clinical prototypes for its DCR-MEM. The Company selected Catalent for the delivery of their PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel therapeutic mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of the Company's proprietary APIs.

Additionally, the Company has selected the University of Lethbridge to start our required dose response study in a rodent model of Parkinson’s disease, which will help us to establish the correct dosing for our first-in-human trial. Prior to filing our IND application, we must conduct ADMET testing on the clinical prototypes of our Parkinson’s medication being formulated for us by Catalent Pharma. The Company has identified a Contract Research Organization that will perform the ADMET testing. In the IND application for our novel Parkinson’s disease therapy, the ADMET testing data will be combined with the Chemistry Manufacturing and Controls (CMC) data prepared by Catalent Pharma and our proof-of-concept data (National Research Council Canada). In the near future, we expect to announce the selection of the Contract Research Organization that will write the IND-application and run the first-in-human trials for our novel treatment for the motor symptoms of Parkinson’s disease.

For its lead chronic pain program, the Company is testing its MEM for chronic pain both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures in an animal model at the NRC in Halifax, Nova Scotia. In preparation for human clinical trials, our standard MEM and the time-released MEM are currently being compared in an animal model that demonstrates their potential effectiveness at treating chronic pain. The early results from this preclinical research project look very promising. However, the COVID pandemic adversely affected the progress on this study, but we are happy to report that we are back on track to continue with the testing of these promising chronic pain formulations.

In late summer of 2021, the Company received positive proof-of-concept data from a human immune cell model supporting the efficacy of their proprietary MEM designed for the suppression of COVID-related, cytokine release syndromes (CRS) while preserving key anti-viral immune responses. Based on this new positive proof-of-concept data, GBSGB converted their provisional patent application entitled, “CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS” to a nonprovisional patent application on August 18, 2021. The best performing MEM will be further developed in preparation for clinical studies to evaluate their anti-inflammatory potential in the treatment of severely ill COVID-19 patients contending with Cytokine Release Syndrome (CRS) and associated hyperinflammatory conditions, such as macrophage activation syndrome (MAS) and acute respiratory distress syndrome (ARDS). CRS, MAS, and ARDS are the leading causes of deaths in COVID-19 patients. The Company’s proof-of-concept study was performed at Michigan State University using a state-of-the-science human immune model. In the Company’s proof-of-concept study, immune cells from human donors were co-cultured together in one of four treatment groups: untreated (no inflammatory stimulus), inflammatory stimulus, control (inflammatory stimulus + vehicle from cannabinoid mixtures), or pre-treatment with the cannabinoid mixture + inflammatory stimulus. Then a panel of cytokines and inflammatory markers was measured from each of these treatment groups from different immune cell types within the co-cultured cells at four time points to determine whether the Company’s MEMs were able to alter the levels of pro-inflammatory cytokines or other inflammatory agents. The Company’s COVID-CRS formulations showed potential for the selective inhibition of pro-inflammatory processes in response to viral- and bacterial-triggered hyperinflammation in a human immune cell model. These positive proof-of-concept results support the potential for some of these mixtures to accomplish our therapeutic goals, but, ultimately, clinical trial results will determine whether they are efficacious. The Company’s plant-based drug discovery platform is advancing biopharmaceutical research at a time when thousands are dying from COVID-19. The next step is to further develop our plant-inspired drugs and eventually bring them to human trials so that the use of well-defined cannabinoid mixtures in clinical practice can become a reality.

As mentioned above, the Company announced that the NRC Canada is testing our proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety in preclinical animal studies. The Company has leveraged its patent-pending PhAROS™ (Phytomedical Analytics for Research Optimization at Scale) platform to identify these combinations of plant compounds for novel drug candidates to treat depression and anxiety. These are the company’s first non-cannabis formulations to enter preclinical studies. For these novel psychotropic drug candidates, the Company used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Global Anxiety Disorder and Depression Treatment Market size is forecast to reach USD 19.81 Billion by 2028 according to Reports & Data.

Favorable Research Updates from our university collaborators reveal the promise in our discovery programs including: 1) Multiple MEM discovery projects using and advancing our proprietary PhAROS™ drug discovery platform in conjunction with Chaminade University, 2) the Company’s Cannabis Metabolomics Project with both Chaminade University of Honolulu, Hawai’i and the University of Athens, Greece, and 3) the Company’s Time-Released Nanoparticles for Delivery of Cannabis-based Ingredients with the University of Seville, Spain and the University of Cadiz, Spain.

This year, our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform that were filed in July of 2021 and in October of 2021. The Company, through GBSGB, also filed for protection of new PhAROS™ discovered, non-cannabis formulations in July of 2021. In September of 2021, the Company filed a patent application for the Company’s improved DCR-MEM formulations for our PD therapeutic program. These new patent applications expanded upon the solid foundation of intellectual property developed over the past six years. In 2020, the three patents which protect formulations for the Company’s lead therapeutic programs were issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using GBSGB’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease. This was an important milestone in the development of these vitally important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications.

The issuance of the Company’s second and third US patents for active pharmaceutical ingredients that are complex mixtures identified by our biotech platform further confirmed that the Company’s pharmaceutical compositions can be patent protected for use as biopharmaceutical and nutraceutical products. The US Patent entitled “Myrcene-Containing Complex Mixtures Targeting TRPV1” protects methods of using our proprietary MEMs for the treatment of pain disorders related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. In the US alone, chronic pain represents an estimated health burden of between $560 and $650 billion dollars, and an estimated 20.4% of U.S. adults suffer from chronic pain that significantly decreases their quality of life. Despite the widespread rates of addiction and death, opioids remain the standard of care treatment for most people with chronic pain. The Company believes that it is important to create safer, less addictive alternatives to opioids for the treatment of chronic pain disorders, like GBSGB’s myrcene-containing MEMs.

The Company's third issued US Patent entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Mast-Cell-Associated or Basophil-Mediated Inflammatory Disorders" protects methods of using the Company’s proprietary MEMs for treating Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. Receiving this patent for the treatment of MCAS using our MEMs is an important milestone in the development of this urgently needed medicine. There is no single recommended treatment for MCAS patients. Instead, they attempt to manage MCAS symptoms primarily by avoiding ‘triggers’ and using rescue medicines for their severe hyperinflammatory attacks. Therefore, MCAS patients need new therapeutic options to control their mast cell related symptoms, and our MEMs were designed to simultaneously control multiple inflammatory pathways within mast cells as a comprehensive treatment option. The Company is strategically targeting MCAS for two additional reasons. By focusing on a rare disease with no known cure, our company can apply for the U.S. Food and Drug Administration’s expedited approval process, which allows clinically successful treatments to get to market both quicker and more cost effectively. Gaining approval from the US FDA for the entire anti-inflammatory market would be extremely time consuming and cost prohibitive. Demonstrating that our MEMs are safe for the treatment of MCAS would favorably position our Company for clinical testing of these MEMs as potential treatments for other related inflammatory disorders, such as inflammatory bowel disease, thereby widening the target market and drastically shortening the development cycle and costs.

The Company’s fourth US Patent was issued on March 1, 2022 for a cannabinoid-containing mixture designed to treat cardiac hypertrophy, often present in advanced heart disease. Gb Sciences’ newly issued patent also covers the use of these receptor-targeted formulations for the treatment of TRPV1-receptor associated hearing loss and urinary cystitis. Despite multiple categories of prescription heart medications on the market, heart disease remains the leading cause of death in the United States for people of most racial and ethnic groups. Alternative therapeutic approaches are still needed, especially for the treatment of advanced heart disease. The market for prescription heart disease medications is predicted to rise to $64 billion dollars in the US by 2026, with future market growth fueled by innovative new therapeutic approaches.

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

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS

U.S. Patent Number:	10,857,107	Expiration date:	January 31, 2038
Issued:	December 8, 2020	Inventors:	Andrea Small-Howard et al.

U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS).

Title: TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES

U.S. Patent Number:	11,260,044	Expiration date:	January 31, 2038
Issued:	March 1, 2022	Inventors:	Andrea Small-Howard et al.

U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures designed to treat cardiac hypertrophy, often present in advanced heart disease. The Company’s newly issued patent also covers the use of these receptor-targeted formulations for the treatment of TRPV1-receptor associated hearing loss and urinary cystitis.

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

In addition to the issued patents listed above, GBSGB's intellectual property portfolio includes a total of ten USPTO and thirty-five international patents pending:

Title	Jurisdiction	Application Number	Other International Applications Filed	Continuation of
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES	US	USPTO 16/844,713 PCT/US2017/055989	AU, CA, CN, EP, HK, IL, JP	15/729,565
MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1	US	USPTO 16/878,295 PCT/US2018/033956	AU, CA, CN, EP, HK, IL, JP	15/986,316
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS	US	USPTO 17/065,400 PCT/US2018/016296	AU, CA, CN, EP, HK, IL, JP	15/885,620
TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES	US	USPTO 16/420,004 PCT/US2019/033618	AU, CA, CN, EP, HK, IL, JP	17/576,485
THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS	US	USPTO 16/686,069 PCT/ES2019/070765
TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1	US	USPTO 16/914,205 PCT/US2020/039989
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CHRONIC INFLAMMATORY DISORDERS	US	USPTO 63/067,269 (provisional)
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS	US	USPTO 17/406,035 PCT/US2021/046584
IN SILICO META-PHARMACOPEIA ASSEMBLY FROM NON-WESTERN MEDICAL SYSTEMS USING ADVANCED DATA ANALYTIC TECHNIQUES TO IDENTIFY AND DESIGN PHYTOTHERAPEUTIC STRATEGIES	US	USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY	EU	EPO 3,348,267	IN, CN
METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION	WIPO/PCT	WIPO 2016/128591 PCT/ES2016/000016	EU, CA
CANNABINOID-CONTAINING FORMULATIONS FOR PARKINSONIAN MOVEMENT DISORDERS	US	USPTO 63/249,482 (provisional)
METHODS AND COMPOSITIONS FOR THE IDENTIFICATION OF NOVEL THERAPEUTIC APPROACHES TO MIGRAINE USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,334 (provisional)
METHOD AND COMPOSITIONS FOR THE PHYTOMEDICAL COMPONENT SUPPLY CHAIN DECISION SUPPORT USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,358 (provisional)
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES INCLUDING OPIOID-ALTERNATIVE STRATEGIES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,364 (provisional)
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES TARGETED TO SPECIFIC PAIN SUBTYPES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,366 (provisional)
METHODS AND COMPOSITIONS DEVELOPMENT OF NOVEL THERAPEUTICS BASED ON PIPER SPECIE-CONTAINING PHYTOMEDICINES FOR ANXIETY AND ASSOCIATED DISORDERS USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,367 (provisional)

METHODS AND COMPOSITIONS FOR DECONVOLUTION OF COMPLEX PHYTOMEDICAL FORMULAE FOR CANCER TO IDENTIFY TARGETED STRATEGIES FOR CANCER PAIN AND CYTOTOXIC THERAPEUTIC CANDIDATES USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM

	US	USPTO 63/221,371 (provisional)

Partnering Strategy

The Company runs a lean drug development program and minimizes expenses, including personnel, overhead, and fixed capital expenses (such as lab and diagnostic equipment), through strategic partnerships with universities, hospitals, suppliers, Contract Research Organizations (“CROs”), and Contract Manufacturing Organizations (“CMOs”). Through these research and development agreements, the Company has created a virtual pipeline for the further development of novel medicines based on ingredients originally derived from the cannabis plant and other plant-based traditional medicines. The partners bring both expertise and infrastructure at a reasonable cost to the life sciences program. In most instances, the Company has also negotiated with these partners to keep 100% of the ownership of the IP within GBSGB for original patent filings.

The Company currently has on-going research agreements with the following institutions covering the indicated areas of research:

Chaminade University: Broad-based research program to support the drug discovery platform that has yielded many of the Company’s original patents to date in the areas of neurodegenerative diseases, heart disease, inflammatory diseases, neuropathic and chronic pain. They have also performed the bioassay portion of the Cannabis Metabolomics study performed with the University of Athens, Greece and the Company. Our collaborations with Chaminade also led to the development of our PhAROS™ drug discovery platform.

University of Athens: Broad-based metabolomics analysis of over 100 cannabis genotypes including both hemp and THC-producing cannabis varieties, in combination with the Company’s bioassay data linking genotypes and potential disease-remediations. This project has the potential to define active ingredients from plant-derived mixtures beyond the standard cannabinoids and terpenoids. The discovery potential is huge, and novel agents have recently been discovered. Novel ligands have been identified and are being validated. This project will ultimately yield novel patent-protected therapies.

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

The University of Seville: Bringing their novel expertise to the development and functional testing of time-released and disease-targeted nanoparticles of cannabis-based minimum essential mixtures for oral administration. These specialized nanoparticles are being used for the precise and time-released delivery of several of our therapies, including the Company’s chronic pain MEMs used in the preclinical animal testing performed at the NRC Canada. The University of Seville has completed functional testing on nanoparticles containing myrcene, nerolidol, and beta-caryophyllene for our chronic pain MEMs. In cell-based assays, the effectiveness and kinetics of the nanoparticle-forms of these terpenes were compared with the “naked” terpenes both individually and in mixtures. In all cases, the effectiveness of the nanoparticles was superior to the naked terpenes, however, the mixtures were dramatically more effective than the individuals. Recently, our partners at the University of Seville have completed the formulation of new cannabis-based ingredients for inclusion into the oral, time-released nanoparticle format for the completion of our maximally effective MEMs for chronic pain. The results from Seville are very promising, and these nanoparticles have entered the animal testing phase at the NRC in Halifax.

The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Four animal-phase studies are being performed by Dr. Lee Ellis’ group at the NRC. 1) Parkinson’s Disease: In Q1 of 2020, an animal safety and efficacy study was completed for the Company’s equimolar MEMs for the treatment of the motor symptoms of Parkinson’s disease, and the NRC has demonstrated that the company’s PD formulations were able to reduce behavioral changes associated with the loss of dopamine-producing neurons, which underlies the pathology of Parkinson’s disease in the animal model. Based on achieving the statistically significant reduction in Parkinson’s disease symptomology in these equimolar MEMs, the Company completed a final phase of testing in August of 2021, which identified five defined cannabinoid ratio (DCR)-MEMs that were more effective than the root equimolar MEM. 2) Chronic Pain: In Q1 of 2019, the Company started a safety and efficacy study in animals for our Chronic Pain (CP) formulas. The midterm results for these preclinical pain studies were promising, but the study was significantly delayed by the COVID pandemic. These preclinical studies have resumed and are progressing well. 3 & 4) Depression and Anxiety: Minimum essential mixtures of plant-based ingredients from kava and the related Piper plant family are being evaluated now.

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

Path to Market: Drug Development Stages and Proposed Clinical Trials

The Company has plant-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also licensed therapeutic products that the Company intends to develop through partners, labeled Partner Programs.

The completion of discovery, preclinical studies, clinical trials, and the required regulatory submissions required for obtaining US FDA pre-market approvals for pharmaceutical products (and equivalent approvals from other corresponding agencies worldwide) is traditionally a long and expensive process. However, the Company asserts that its proprietary, PhAROS™, AI-enabled, drug discovery engine; plant-inspired formulations; lean development program; novel regulatory strategy; experienced development partners; and aggressive licensing of these products at early clinical stages can mitigate some of the risks. The Company uses a combination of in silico discovery methods and automated screening of cellular and animal models of disease to decrease the time in Discovery prior to filing novel patent applications for disease-specific therapeutics. Through GBSGB, the Company’s original patent applications cover new chemical entities (“NCE”) based on discovery and validation of minimum essential mixtures derived from complex, plant-based therapeutics. The Company plans to use an Exploratory IND/Phase 0 Program that gets the Company to First-in-Human sooner than traditional programs, which reduces translational risks, and includes preliminary efficacy measures for responsible development decisions. In contrast, a traditional phased-development path would not provide any efficacy measures until Phase II. After the completion of our Phase 0 study for PD, which compares the efficacies of multiple related cannabinoid-based formulations, the Company plans to advance the lead PD drug candidate using an adaptive trial design that is more efficient than the traditional phased-development pathway. Through GBSGB, the Company has entered into research contracts, partnerships, and/or joint ventures with several respected, independent contract research organizations, medical schools, universities, and with other scientific consultants to increase developmental efficiencies. If and when one or more of the Company’s drugs, therapies or treatments are approved by the US FDA, the Company will seek to market them under licensing arrangements with major biotechnology or pharmaceutical companies.

There can be no assurance that we will ever be able to enter into any joint ventures or other arrangements with third parties to finance our drug development program or that if we are able to do so, that any of our projected therapies will ever be approved by the US FDA. Even if we obtain US FDA approval to market one of our therapies, there can be no assurance that it could be successfully marketed or would not be superseded by another plant-based therapy produced by one or more of our competitors. It also may be anticipated that even if we enter into a joint venture development with a financially stable pharmaceutical or institutional partner, we will still be required to raise significant additional capital in the future to achieve the strategic goals of the Company. There can be no assurance that we will be able to obtain such additional capital on reasonable terms, if at all. If the Company fails to achieve its goal of producing one or more plant-inspired pharmaceuticals or therapies, it would have a material adverse effect on our future financial condition and business prospects.

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

We rely, and expect to continue to rely on third parties for the production, distribution, shipping and storage of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

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

Cannabis Regulation

Although the Company has completely divested of its cannabis cultivation and production facilities effective December 31, 2021, the Company has owned and operated subsidiaries that were involved in the manufacturing and distribution of cannabis products under State law. These operations were subject to prohibition under United States federal law.

Under the Controlled Substances Act (“CSA”), the policies and regulations of the Federal government and its agencies are that cannabis (marijuana) is a Schedule 1 narcotic that is addictive and has no medical benefit. Accordingly, and a range of activities including cultivation and the personal use of cannabis is prohibited and subject to prosecution and criminal penalties. Unless and until Congress amends the CSA with respect to medical cannabis, there is a risk that the federal authorities may enforce current federal law, and we may be deemed to have engaged in producing, cultivating, or dispensing cannabis in violation of federal law, or we may be deemed to have facilitated the sale or distribution of drug paraphernalia in violation of federal law with respect to our Company’s divested business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our strategic goals, revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. See “Risk Factors” below. The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical cannabis laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against cannabis, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of cannabis even where states approve its use for medical purposes.

In an effort to provide guidance to federal law enforcement, the Department of Justice (“DOJ”) issued Guidance Regarding Cannabis Enforcement to all United States attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

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

Employees

As of March 31, 2022, we had five employees, including three full-time employees.

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

Our independent auditors’ report for the fiscal years ended March 31, 2022 and 2021 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended March 31, 2022 and 2021 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses and has generated limited revenue since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2022 and 2021, we had net losses of $530,873 and $3,725,027, respectively, and we had an accumulated deficit of $104,580,122 and $103,886,232 respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

Many of the Company's products involve the use of complex mixtures of cannabinoids. Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabinoids remains in relatively early stages. There have been few clinical trials on the benefits of cannabinoids conducted by us or by others, but the number of trials is growing.

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

Federal law prohibits the use of cannabis for the purposes in which the Company has previously engaged.

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

The current policy and regulations of the Federal government and its agencies, including the U.S. Drug Enforcement Agency and the FDA, are that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of Federal law. Although the majority of states and the District of Columbia have passed legislation permitting the cultivation and dispensing of medical cannabis, these laws are, in many jurisdictions, subject to strict regulation and limitations and are still being developed. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the Company even though it was allowed by state regulation in the various states in which the Company operated. Accordingly, although the Company was successful in obtaining state cultivation and production licenses in Nevada and other states and operated pursuant to such licenses, the operations were in violation of federal law. If existing federal laws are enforced by the United States Department of Justice or the FDA, it is possible that the Company could be prosecuted for its former operations in cannabis cultivation and production under state licensing.

Because the Company's sales were subject to IRC 280E, we owe federal income taxes even though we incurred losses.

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. The production and distribution of Schedule One narcotics is subject to Internal Revenue Code Section 280E, which prohibits the Company from deducting any ordinary and necessary business expenses from taxable gross profit related to the sale of cannabis products. Without the deduction of business expenses, the Company owes income taxes in the amount of $896,495, including accrued penalties and interest, despite having generated net losses and substantial net operating loss carryforwards. The Company does not currently have sufficient resources to pay those taxes, and if we are unable to pay those taxes we may be subject to penalties and IRS enforcement action.

Because the business activities of some of our former customers were illegal under Federal law, we may be deemed to have aided and abetted illegal activities through the products that we provided to those customers. As a result, we may be subject to actions by law enforcement authorities which would materially and adversely affect our business.

Until the December 31, 2021 sale of the Nevada Subsidiaries, we provided products to customers that were engaged in businesses involving the possession, use, cultivation, and transfer of cannabis. As a result, law enforcement authorities may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. Such an action would have a material effect on our business and operations.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our previous participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against the Company. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects.

We could have difficulty accessing the service of banks, which may make it difficult for us to operate.

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

Notwithstanding the above federal guidelines and in addition to potential federal sanctions, regulators in the states in which we are able to conduct business may make it difficult for local banks to do business with companies considered to have engaged in cultivating and distributing cannabis. Furthermore, banks may be reluctant to do business with us because of past participation in the cannabis industry. Failure to maintain a permanent banking relationship could have a material and adverse effect on our future business operations.

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

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

As of March 31, 2022, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2022, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our insurance coverage may be inadequate to cover all significant risk exposures; because we have operated in the cannabis industry, we have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources. We do not have directors' and officers' liability insurance in place and could incur substantial costs to indemnify our directors and officers against any claims that may arise. We currently have insurance coverage in place for workers' compensation.

Insurance that is otherwise readily available is more difficult for us to find, and more expensive, because we have engaged in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

Our Articles of Incorporation authorize the issuance of up to 600,000,000 shares with a par value of $0.0001 per share. As of June 30, 2022, we had  329,204,224 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

The company does not own or lease any physical premises. Our executive officers and employees work remotely in a "virtual office" setting, and our mailing address is 3550 W. Teco Avenue, Las Vegas, NV 89118.

ITEM 3. LEGAL PROCEEDINGS

On April 11, 2022, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by an individual who alleges he was shot by a security guard at the Teco Facility in May of 2020. The alleged incident occurred after the claimant broke into the Teco Facility during closing hours. GB Sciences, Inc. and its former subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC, along with the security provider, Protective Force International, Inc., were named as defendants in the lawsuit. The Company holds a certificate of insurance with the insurer for Protective Force International and believes it may have coverage under that policy in the event the Company is found liable for damages, however, the Company denies any liability and intends to vigorously defend the lawsuit. We are unable to make any determination at this time as to the likelihood or amount of damages.

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

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by a contractor who had been hired to perform architectural and design services. The lawsuit demanded payment of $73,050 for the services provided. On September 17, 2020, the Company entered into a Mutual Compromise, Settlement, and Release Agreement with the contractor and made payment of $25,000 in full satisfaction of the alleged debt and reduced the cost of the related fixed asset by $48,050.

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

Fiscal Year 2022	High ($)	Low ($)
Fourth Quarter	$0.04	$0.02
Third Quarter	0.04	0.02
Second Quarter	0.06	0.03
First Quarter	0.07	0.04

Fiscal Year 2021
Fourth Quarter	$0.04	$0.13
Third Quarter	0.06	0.03
Second Quarter	0.03	0.03
First Quarter	0.04	0.03

As of June 30, 2022, there were 183 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. As of the date of this report, the Company has received $125,000 under the private placement and issued 4,166,667 shares of its common stock and 4,166,667 warrants to purchase one share of the Company's common stock at $0.10 for five years.

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

Executive Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a plant-inspired, biopharmaceutical research and development company creating patented, disease-targeted formulations of cannabis- and other plant-inspired therapeutic mixtures for the prescription drug market through its wholly owned Canadian subsidiary, GbS Global Biopharma, Inc. (“GBSGB”).

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six issued U.S. and three issued foreign patents, as well as 18 U.S. and 49 foreign patent-pending applications. On October 14th, 2021, we filed the nonprovisional USPTO patent application entitled “METHOD AND SYSTEMS FOR PHYTOMEDICINE ANALYTICS FOR RESEARCH OPTIMIZATION AT SCALE" to further protect aspects of our proprietary drug discovery engine, PhAROS™, which stands for Phytomedical Analytics for Research Optimization at Scale. On March 1st, 2022, the Company’s newest patent was issued by the U.S. Patent and Trademark Office (USPTO) for a cannabinoid-containing mixture designed to treat cardiac hypertrophy, often present in advanced heart disease. The Company’s newly issued patent also covers the use of these receptor-targeted formulations for the treatment of TRPV1-receptor associated hearing loss and urinary cystitis.

GBSGB’s intellectual property covers a range of over 65 medical conditions, from which five drug development programs are in the preclinical stage of drug development including our formulations for Parkinson’s disease ("PD"), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. The Company’s primary focus is on preparing its lead program for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Depending on the results of ongoing preclinical studies, the Company intends to move forward with clinical trials for its chronic pain and COVID-related cytokine release syndrome therapies after PD. The Company’s formulations for chronic pain, anxiety, and depression are currently in preclinical animal studies with researchers at the National Research Council Canada. The Company also recently received positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome related to COVID-19, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii. The Company runs a lean drug development program through GBSGB and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Our productive research and development network includes distinguished universities, hospitals, and Contract Research Organizations.

 Recent Developments

Divestiture of Nevada Cannabis Operations

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $312,315 in consideration in the form of a $237,668 reduction to the outstanding principal and accrued interest balances of the 0% Note payable dated October 23, 2017, and extinguishment of accounts payable of $74,647, which were owed to an affiliate of the purchaser.

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

As consideration for the membership interests, the Company received cash payments of $1,648,772 (including $400,000 in advance payments received during the nine months ended December 31, 2021), the extinguishment of debt and current liabilities owed to affiliates of the purchaser of $3,462,854, and a $3,025,000 8% note receivable.

Intellectual Property Portfolio

On March 1, 2022, the USPTO issued U.S. Patent No. 11,260,044 entitled TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES. The patent covers intellectual property for a cannabinoid-containing mixture designed to treat cardiac hypertrophy, often present in advanced heart disease. The newly issued patent also covers the use of these receptor-targeted formulations for the treatment of TRPV1-receptor-associated hearing loss and urinary cystitis.

In October of 2021, GBSGB began its first preclinical animal trial of non-cannabis-based formulations that were discovered and pre-validated using our PhAROS™ drug discovery platform. The National Research Council of Canada (“NRC”) are testing the Company’s proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety. For these novel psychotropic drug candidates, the Company used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines.

In late summer of 2021, the Company received positive proof-of-concept data from a human immune cell model supporting the efficacy of their proprietary MEM designed for the suppression of COVID-related, cytokine release syndromes (CRS) while preserving key anti-viral immune responses. Based on this new positive proof-of-concept data, GBSGB converted their provisional patent application entitled, “CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS” to a nonprovisional patent application on August 18, 2021.

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

On September 23rd, 2020, GB Sciences received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for claims protecting their Cannabinoid Containing Complex Mixtures (CCCMs) for the Treatment of Mast Cell Activation Syndrome (MCAS). The patent is owned by the Company’s Canadian entity, GBS Global Biopharma, Inc. MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. There is no single recommended treatment for MCAS patients. Instead, patients, with their doctor’s guidance, attempt to manage MCAS symptoms primarily by avoiding ‘triggers’ and using rescue medicines for their severe hyperinflammatory attacks. Therefore, MCAS patients need new therapeutic options to control their mast cell related symptoms, and the Company’s CCCM™ were designed to simultaneously control multiple inflammatory pathways within mast cells as a comprehensive treatment option. The application, entitled “Cannabinoid-Containing Complex Mixtures for the Treatment of Mast Cell-Associated or Basophil-Mediated Inflammatory Disorders” was originally filed on January 31, 2018  and describes CCCMs that can be used for the treatment of Crohn's disease, Inflammatory Bowel Disease (IBD), Irritable Bowel Syndrome (IBS), rheumatoid arthritis, osteoarthritis, allergic asthma, Chronic Obstructive Pulmonary Disease (COPD), psoriasis, eczema, urticarias, dermatitis, mastocytosis, or anaphylactic sting.  Claims for these additional indications will be examined by the USPTO in the future. On  December 8, 2020, the patent was issued as United States Patent 10,857,107.

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

Results of Operations

The following table sets forth certain of our Statement of Operations data from continuing operations:

	For the Years Ended
	March 31,
	2022	2021

SALES REVENUE	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT (LOSS)	-	-
GENERAL AND ADMINISTRATIVE EXPENSES	1,868,734	2,001,617
LOSS FROM OPERATIONS	(1,868,734)	(2,001,617)
OTHER INCOME (EXPENSE)
Gain on extinguishment	22,405	467,872
Gain on settlement of accounts payable	-	422,414
Gain on deconsolidation	5,206,208	-
Interest expense	(474,768)	(1,285,460)
Loss on modification of line of credit	-	(650,000)
Loss on impairment of note receivable	(3,025,000)	-
Debt default penalty	-	(286,059)
Loss on disposal	(15,639)	-
Other income	9,000	-
Total other income/(expense)	1,722,206	(1,331,233)
LOSS BEFORE INCOME TAXES	(146,528)	(3,332,850)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(146,528)	(3,332,850)
Net loss from discontinued operations	(384,345)	(392,177)
NET LOSS	$(530,873)	$(3,725,027)

General and Administrative Expenses. General and administrative expense decreased $132,883 to $1,868,734 for the year ended March 31, 2022 as compared to $2,001,617 for the same period last year. The decrease is attributable primarily to reduced compensation paid to executives and board members. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Gain on extinguishment. The Company recorded a gain on extinguishment of $22,405 In connection with the Second Promissory Note Modification agreement with 483 Management, LLC. The gain on extinguishment of $467,872 for the year ended March 31, 2021 relates to the Judgment Settlement Agreement with Iliad Research & Trading, L.P. In order to settle the lawsuit brought by Iliad, the Company paid $3,006,014 in full satisfaction of the principal and accrued interest balance of $3,473,886.

Gain on settlement of accounts payable. During the year ended March 31, 2021, the Company settled accounts payable at a discount in exchange for immediate lump sum payments and recorded income from cancellation of accounts payable totaling $422,414.

Gain on deconsolidation. The Company recorded a gain on deconsolidation of $5,206,208 related to the sale of its membership interests in the Nevada Subsidiaries during the year ended March 31, 2022.

Interest Expense. Interest for the year ended March 31, 2022 was $474,768, compared to $1,285,460 for the year ended March 31, 2021. The decrease is attributable to substantially less interest-bearing debt outstanding during the year ended March 31, 2022, as the result of the payoff of the note payable to Iliad Research and Trading, L.P. in December 2020. In addition, notes with balances totaling $2.1 million at December 31, 2021 stopped accruing interest beginning December 1, 2020, as the result of the Omnibus Amendment to the agreements surrounding the sale of the Company's Nevada Subsidiaries.

Loss on modification of line of credit. As a result of the Omnibus Amendment dated December 29, 2020, the Company accrued a modification expense of $650,000. The amount represents an increase to the note balance to a total of $1,025,000, which will reduce the note receivable issued to the Company at the closing of the sale of the Teco Facility.

Loss on impairment of note receivable. During the year ended March 31, 2022, the Company recorded an impairment charge of $3,025,000 related to the $3,025,000 note receivable from AJE Management LLC received from the sale of the Nevada Subsidiaries. The impairment charge was deemed necessary due to the note maker's failure to pay the interest payment due on April 1, 2022 and anticipated failure to make the payment due July 1, 2022, under a contractual provision that allows the deferral of payments to the next quarterly payment date in the event that cash flow from the Teco Facility is insufficient to make that quarter's payment.

Debt default penalty. The Company recorded a default penalty of $286,059 for the year ended March 31, 2021 related to the Company's failure to timely repay the principal and interest owed under the note payable to Iliad Research and Trading, L.P. on April 1, 2020. The penalty is 10% of the principal and accrued interest balances outstanding at the time of default.

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

At March 31, 2022, the Company had a cash balance of $233,893, other current assets excluding cash were $93,933, and our working capital deficit was $3,607,638. Current liabilities were $3,935,464, which consisted principally of $987,565 in notes and convertible notes payable, $1,657,008 in accounts payable, $394,396 in accrued liabilities, and $896,495 income taxes payable from discontinued operations. At March 31, 2021, the Company had a cash balance of $793,040, other current assets excluding cash were $256,251, current assets from discontinued operations were $2,494,564, and our working capital deficit was $5,054,593, net of working capital of $1,201,488 from discontinued operations. Current liabilities were $8,598,448, which consisted principally of $3,594,804 in notes and convertible notes payable, $1,412,459 in accounts payable, $1,451,687 in accrued liabilities, $84,913 of indebtedness to related parties, $761,509 of income taxes from discontinued operations, and $1,293,076 current liabilities from discontinued operations.

Sources and Uses of Cash

Operating Activities

Cash used in operations was $1,866,154 including $87,772 used in discontinued operations for the year ended March 31, 2022, compared to cash used of $2,185,220 including $118,644 used in discontinued operations for the year ended March 31, 2021. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

Cash flows provided by investing activities were $1,450,339, including $1,567 provided by discontinued operations for the year ended March 31, 2022, compared to cash provided by investing activities of $4,655,519, net of $103,729 used in discontinued operations for the year ended March 31, 2021. Cash provided by investing activities of continuing operations for the year ended March 31, 2022 consists of $1,648,772 proceeds from the sale of the Nevada Subsidiaries, offset by $200,000 paid to our attorneys to file patent applications. Cash provided by investing activities for the prior year relates to $5,051,923 proceeds received from the Wellcana note receivable, offset by $292,675 used to pay our attorneys and researchers to draft and file patent applications. Cash used in prior year investing activities was used to pay our attorneys and researchers to draft and file patent applications.

Financing Activities

During the year ended March 31, 2022 cash used in financing activities was $495,925 including $103,387 used in discontinued operations. For the year ended March 31, 2021, cash used in financing activities was $1,476,432, including $161,768 used in discontinued operations.

Cash used in financing activities of continuing operations for the year ended March 31, 2022 consisted of $575,000 used for principal payments on notes payable and $6,266 paid for brokerage fees from warrant exercises, offset by  $138,728 proceeds from warrant exercises and $50,000 proceeds from a convertible note payable.

Cash used in financing activities of continuing operations for the year ended March 31, 2021 consisted of $3,156,014 used for principal payments of the note payable to Iliad Research and Trading, L.P., principal repayment of a related party note in the amount of $151,923, brokerage fees of $107,373 for warrant solicitations, and debt issuance fees of $74,750, offset by $1,075,396 proceeds from warrant exercises, $725,000 in proceeds from the issuance of convertible notes, and $375,000 in proceeds from a line of credit.

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in GB Sciences Nopah, LLC. The Nopah sale was closed December 31, 2021 after successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate on December 14, 2021. At close, the principal balance of the note was reduced from $369,445 to $190,272 and accounts payable totaling $74,647 to an affiliate of the purchaser were extinguished.

On March 4, 2022, the Company entered into the Second Promissory Note Modification Agreement, which reduced the total outstanding balance of principal and interest from $201,532 (at the time of the agreement) to $179,127 and modified the terms of the note to provide that the Company would make an immediate payment of $75,000, with $5,000 monthly payments thereafter until the note is repaid in full. The modification also provided that the note would bear interest at 8.0% per annum.

We evaluated the modification under the guidance in ASC 470-50 and determined that the modification represents an extinguishment because the change in the fair value of the note exceeded 10% of the carrying value of the note immediately prior to the modification. As a result, the Company recorded a gain on extinguishment of $22,405 equal to the change in the carrying value of the note resulting from the modification.

The Company made a $75,000 payment pursuant to the terms of the modification on March 4, 2022. At March 31, 2022, the outstanding balance of the note was $104,127 and accrued interest was $616.

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

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduced the amount of the note receivable that the Company was to receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 were to reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e., such advances would be considered advance payments of the $4,000,000 cash purchase price. No interest would accrue after November 30, 2020. The Company also agreed that it would not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 during the year ended March 31, 2021. Prior to December 31, 2021, the Company received $50,000 in additional advances above $325,000 during the fiscal year ended March 31, 2021, bringing the total balance to $1,025,000, and accrued interest was $12,510. Upon close of the Teco sale on December 31, 2021, the note and accrued interest balances were forgiven and the Company has no further obligations related to the line of credit.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $26,127 on the new notes during the year ended March 31, 2022, of which $14,306 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $56,152 at March 31, 2022, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of  $560,000 remains outstanding plus accrued interest on all three notes totaling $286,119. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the notes was $57,846 during the year ended March 31, 2022.

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

Upon close of the Teco sale on December 31, 2021, the note and accrued interest balances were extinguished in exchange for a reduction of 110% of the balances of accrued interest and principal outstanding to the $4 million cash payment. The 10% increase to the balances owed under the note totaled $125,686, and the Company recorded that amount as a reduction of the gain on deconsolidation.

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

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Upon the occurrence of the default, the principal and accrued interest balances outstanding increased by 10%. As the result of the default, Company recorded an expense of $9,559 related to a 10% increase in the accrued interest balance and $276,500 related to the 10% increase in the principal balance, totaling $286,059 which is recorded as debt default penalty on the statement of operations for the year ended March 31, 2021.

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

December 2020 $625,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between January 31, 2021 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the year ended March 31, 2022, the Company received $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs.

At March 31, 2022, notes with a carrying amount of $373,235 were included in short term notes and convertible notes payable, net of unamortized discounts of $1,765. Notes with a carrying amount of $176,765 were included in long term notes and convertible notes payable, net of unamortized discounts of $73,235. Interest expense related to the notes was $378,777 for the year ended March 31, 2022, which includes $342,033 from amortization of the note discounts.

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

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, collectibility of notes receivable, inventory valuation and standard cost allocations, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of the assets and liabilities of discontinued operations, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its former subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC in discontinued operations due to the sale of the Company's Nevada Subsidiaries.

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

Indefinite and Definite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. Intangible assets also included the acquisition cost of a cannabis production license with an indefinite life (in prior periods).

We amortize our finite-lived intangible assets, which consist of granted patents, over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

We review all of our intangible assets for impairment indicators throughout the year. Impairment testing for indefinite-lived intangible assets is performed at least annually and we perform testing for definite-lived intangible assets whenever impairment indicators are present. If we determine that the fair value is less than the carrying value of these assets during testing, we record impairment losses equal to the difference between the carrying value of the asset and the fair market value of the asset.

Long-Lived Assets

Property and equipment comprised a significant portion of our total assets from discontinued operations as of March 31, 2021. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

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

Because the Company operated in the State-licensed cannabis industry until the December 31, 2021 disposition of the Nevada Subsidiaries, revenue from those activities were subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operating loss carryforwards ("NOLs"). The unused NOLs will continue to carry forward and those that do not expire or become subject to other limitations may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Recent Accounting Pronouncements

Standards Recently Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for The Company's fiscal year beginning April 1, 2022. The Company adopted the standard on April 1, 2022 and it did not have a material impact on its financial statements.

Standards Not Yet Adopted

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

ITEM 8. FINANCIAL STATEMENTS

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
GB Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GB Sciences, Inc. (the Company) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended March 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained net losses since inception, which have caused an accumulated deficit of $104,580,122 at March 31, 2022. The Company also had a working capital deficit of $3,607,638 and consumed cash in its operating activities of $1,866,154 including $87,772 used in discontinued operations for the year ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collectability of Note Receivable

Description of the Matter

The Company has recorded a $3,025,000 note receivable (“Note”) with AJE Management, LLC (“AJE”) from the sale of the Teco Subsidiaries which is payable as quarterly, interest only payments of $60,500 for the first year, followed by seven quarterly payments of interest and principal of $201,774 beginning March 31, 2023, with a final payment of principal and interest totaling $2,014,225 on December 31, 2024. The note contains a provision that allows payments of principal and interest due prior to the maturity date to be postponed to the next quarterly payment date if cash flow from the operations of the facility is insufficient to cover the amount of the payment. Several days prior to the first interest payment due date of April 1, 2022, AJE notified the Company that it would be postponing the payment of interest of $60,500 due on April 1, 2022 due to insufficient cash flow to make the payment. AJE also notified the Company that it will be unable to make the interest payment due July 1, 2022 due to insufficient cash flow.

We determined based on the fact pattern noted above the long term collectability of the remaining Note balance was as a critical audit matter. The Note is not collateralized and the Company cannot recover any of the assets sold.

How We Addressed the Matter in Our Audit

We evaluated management’s assessment of collectability in accordance with guidance and given there was substantial uncertainty around the collectability of the Note, an impairment charge against the full balance of the Note was recorded as of March 31, 2022.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2020.

Margate, Florida June 30, 2022

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$233,893	$793,040
Prepaid expenses and other current assets	93,933	256,251
Current assets from discontinued operations	-	2,494,564
TOTAL CURRENT ASSETS	327,826	3,543,855

Property and equipment, net	-	25,022
Intangible assets, net of accumulated amortization of $104,201 and $43,096 at March 31, 2022 and 2021, respectively	2,222,074	1,706,762
Long term assets from discontinued operations	-	5,530,415
TOTAL ASSETS	$2,549,900	$10,806,054

CURRENT LIABILITIES:
Accounts payable	$1,657,008	$1,412,459
Accrued interest	384,769	493,741
Accrued liabilities	9,627	957,946
Notes and convertible notes payable, net of unamortized discount of $1,765 and $296,504 at March 31, 2022 and 2021, respectively	987,565	3,594,804
Indebtedness to related parties	-	84,913
Income tax payable	896,495	761,509
Current liabilities from discontinued operations	-	1,293,076
TOTAL CURRENT LIABILITIES	3,935,464	8,598,448

Convertible notes payable, net of unamortized discount of $99,489 and $154,590 at March 31, 2022 and 2021, respectively	397,308	292,410
Long term liabilities from discontinued operations	-	3,389,124
TOTAL LIABILITIES	4,332,772	12,279,982
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY/(DEFICIT):
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 325,037,557 and 315,340,411 outstanding at March 31, 2022 and 2021, respectively	32,504	31,534
Additional paid-in capital	102,764,746	102,380,770
Accumulated deficit	(104,580,122)	(103,886,232)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(1,782,872)	(1,473,928)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,549,900	$10,806,054

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2022	2021

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
General and administrative expenses	1,868,734	2,001,617
LOSS FROM OPERATIONS	(1,868,734)	(2,001,617)
OTHER INCOME (EXPENSE)
Gain on extinguishment	22,405	467,872
Gain on settlement of accounts payable	-	422,414
Gain on deconsolidation	5,206,208	-
Interest expense	(474,768)	(1,285,460)
Loss on modification of line of credit	-	(650,000)
Loss on impairment of note receivable	(3,025,000)	-
Debt default penalty	-	(286,059)
Loss on disposal	(15,639)	-
Other income	9,000	-
Total other income/(expense)	1,722,206	(1,331,233)
LOSS BEFORE INCOME TAXES	(146,528)	(3,332,850)
Income tax expense (Note 8)	-	-
LOSS FROM CONTINUING OPERATIONS	(146,528)	(3,332,850)
Net loss from discontinued operations (Note 4)	(384,345)	(392,177)
NET LOSS	$(530,873)	$(3,725,027)

Net loss attributable to common stockholders of GB Sciences, Inc. - basic and diluted
Continuing operations	$(146,528)	$(3,332,850)
Discontinued operations	(384,345)	(392,177)
Net loss	$(530,873)	$(3,725,027)

Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	317,621,942	285,190,729

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

			Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at March 31, 2020	275,541,602	$27,554	$97,271,157	$(97,387,205)	$(88,494)

Issuance of stock for debt conversion	4,000,000	400	159,600	-	160,000
Exercise of warrants for stock, net of issuance costs	35,798,809	3,580	964,443	-	968,023
Share based compensation expense	-	-	436,349	-	436,349
Beneficial conversion feature on notes payable	-	-	543,886	-	543,886
Compensation warrants	-	-	231,335	-	231,335
Inducement dividend from warrant exercises	-	-	2,774,000	(2,774,000)	-
Net loss	-	-		(3,725,027)	(3,725,027)
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Stock issued for warrant exercises, net of brokerage fees	2,095,333	210	56,184	-	56,394
Issuance of shares upon exercise of compensation warrants	7,601,813	760	75,308	-	76,068
Inducement dividend from warrant exercises	-	-	163,017	(163,017)	-
Share-based compensation expense	-	-	60,667	-	60,667
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Net loss	-	-	-	(530,873)	(530,873)
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(530,873)	$(3,725,027)
Loss from discontinued operations	(384,345)	(392,177)
Net loss from continuing operations	(146,528)	(3,332,850)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,488	47,353
Stock-based compensation	60,667	436,349
Compensation warrants	-	231,335
Amortization of debt discount and beneficial conversion feature	356,340	776,122
Debt default penalty	-	286,059
Loss on modification of line of credit	-	650,000
Gain on extinguishment	(22,405)	(467,872)
Gain on settlement of accounts payable	-	(422,414)
Loss on disposal of assets	15,639	-
Loss on impairment of note receivable	3,025,000	-
Gain on deconsolidation	(5,206,208)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	162,318	(237,475)
Accounts payable	821,253	(248,115)
Accrued expenses	(948,319)	166,828
Accrued interest	118,286	549,703
Indebtedness to related parties	(84,913)	(501,599)
Net cash used in operating activities of continuing operations	(1,778,382)	(2,066,576)
Net cash used in operating activities of discontinued operations	(87,772)	(118,644)
Net cash used in operating activities	(1,866,154)	(2,185,220)
INVESTING ACTIVITIES:
Proceeds from sale of Nevada Subsidiaries	1,648,772	-
Proceeds of note receivable	-	5,051,923
Acquisition of intangible assets	(200,000)	(292,675)
Net cash provided by investing activities of continuing operations	1,448,772	4,759,248
Net cash provided by/(used in) investing activities of discontinued operations	1,567	(103,729)
Net cash provided by investing activities	1,450,339	4,655,519
FINANCING ACTIVITIES:
Proceeds from warrant exercises	138,728	1,075,396
Proceeds from convertible notes payable	50,000	725,000
Proceeds from line of credit	-	375,000
Principal payment on notes payable	(575,000)	(3,156,014)
Principal payment on related party note	-	(151,923)
Brokerage fees from warrant exercises and stock issuances	(6,266)	(107,373)
Fees for issuance of convertible notes	-	(74,750)
Net cash used in financing activities of continuing operations	(392,538)	(1,314,664)
Net cash used in financing activities of discontinued operations	(103,387)	(161,768)
Net cash used in financing activities	(495,925)	(1,476,432)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(911,740)	993,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,145,633	151,766
CASH AND CASH EQUIVALENTS AT END OF YEAR	233,893	1,145,633
Less: cash and cash equivalents classified as discontinued operations	-	(352,593)
CASH AND CASH EQUIVALENTS AT END OF YEAR FROM CONTINUING OPERATIONS	$233,893	$793,040

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended March 31,
	2022	2021

Cash paid for interest	$-	$241,014
Cash paid for income tax	$-	$-

Noncash investing and financing transactions:
Note receivable from sale of Nevada Subsidiaries	$3,025,000	$-
Extinguishment of debt and accrued interest owed to purchasers of Nevada Subsidiaries and purchasers' affiliates	$2,612,854	$-
Extinguishment of accrued management fees payable to purchaser of Nevada Subsidiaries	$850,000	$-
Accrued liabilities forgiven in connection with Wellcana Note settlement	$-	$172,500
Depreciation capitalized in inventory (discontinued operations)	$349,015	$532,785
Accrued interest capitalized in convertible note principal	$-	$223,094
Patent acquisition costs capitalized in intangible assets	$347,617	$319,939
Stock options issued for preparing capitalized patent applications	$28,800	$168,000
Stock issued upon conversion of notes payable	$-	$160,000
Inducement dividend from warrant exercises	$163,017	$2,774,000
Beneficial conversion feature on notes payable	$-	$543,886

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 1 - Background and Nature of Operations

Business

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a phytomedical research and biopharmaceutical drug development company engaged in creating patented formulations of plant-inspired, complex therapeutic mixtures for the prescription drug market that target a variety of medical conditions. The Company is engaged in the research and development of plant-based medicines and plans to produce plant-inspired, complex therapeutic mixtures based on its portfolio of intellectual property.

The Company is engaged in the research and development of plant-based medicines, primarily cannabinoid-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary cannabinoid-containing formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes five USPTO issued patents, nine USPTO nonprovisional patent applications pending in the US, and one provisional patent application in the US. In addition to the USPTO patents and patent applications, the company has filed 35 patent applications internationally to protect its proprietary technology. We recently filed a provisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

 Recent Developments

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

Divestiture of Nevada Cannabis Operations

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $312,315 in consideration in the form of a $237,668 reduction to the outstanding principal and accrued interest balances of the 0% Note payable dated October 23, 2017 (Note 5), and extinguishment of accounts payable of $74,647, which were owed to an affiliate of the purchaser.

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

As consideration for the membership interests, the Company received cash payments of $1,648,772 (including $400,000 in advance payments received during the nine months ended December 31, 2021), the extinguishment $3,462,854 of debt and current liabilities owed to affiliates of the purchaser, and a $3,025,000 8% note receivable (Note 13).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 2 - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $104,580,122 at March 31, 2022. The Company had a working capital deficit of $3,607,638 as of March 31, 2022, compared to a working capital deficit of $5,054,593, net of working capital of $1,201,488 from discontinued operations at March 31, 2021. In addition, the Company has consumed cash in its operating activities of $1,866,154 including $87,772 used in discontinued operations for the year ended March 31, 2022, compared to $2,185,220 including $118,644 used in discontinued operations for the year ended March 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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
March 31, 2022 and 2021

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, collectibility of notes receivable, inventory valuation and standard cost allocations, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of the assets and liabilities of discontinued operations, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts in order to conform to the current period presentation. In particular, income taxes payable were reclassified from current liabilities from discontinued operations to income taxes payable from discontinued operations, to reflect that this liability, while related to discontinued operations, remains an obligation of GB Sciences, Inc. and was not deconsolidated upon the sale of the Nevada Subsidiaries on December 31, 2021 (Note 13). The reclassifications had no effect on the reported financial position, results of operations or cash flows of the Company.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at March 31, 2022 and 2021.

Indefinite and Definite-Lived Intangible Assets

Our indefinite-lived intangible assets primarily represent the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. Intangible assets also included the acquisition cost of a cannabis production license with an indefinite life as of March 31, 2021.

We amortize our finite-lived intangible assets, which consist of granted patents, over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

We review all of our intangible assets for impairment indicators throughout the year. Impairment testing for indefinite-lived intangible assets is performed at least annually and we perform testing for definite-lived intangible assets whenever impairment indicators are present. If we determine that the fair value is less than the carrying value of these assets during testing, we record impairment losses equal to the difference between the carrying value of the asset and the fair market value of the asset.

At March 31, 2022, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the years ended March 31, 2022 and 2021, was $61,105 and $34,555, respectively. The carrying amount of definite-lived intangible assets was $1,278,318 at March 31, 2022.

There were 18 United States patent applications that are pending as of March 31, 2022, and the corresponding patent assets are treated as indefinite-lived intangible assets. The carrying amount of the indefinite-lived patent assets was $928,667 at March 31, 2022. In addition, the Company had $15,089 of indefinite-lived trademark assets at March 31, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Operating Lease Right-of-Use Asset and Liability

The Company determines if an arrangement is a lease at inception and had lease agreements for office facilities, equipment, and other space and assets with non-cancelable lease terms which were primarily components of discontinued operations. Certain real estate and property leases, and various other operating leases are measured on the balance sheet with a lease liability and right-of-use asset ("ROU").

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

Long-Lived Assets

Property and equipment comprised a significant portion of our total assets from discontinued operations as of March 31, 2021. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

Research and Development Costs

Research and development costs are expensed as incurred. During the years ended March 31, 2022 and 2021, the Company recorded $821,321 and $352,274, respectively, in research and development expense, which is included in general and administrative expense in the Company's consolidated financial statements.

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
March 31, 2022 and 2021

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

Because the Company operated in the State-licensed cannabis industry until the December 31, 2021 disposition of the Nevada Subsidiaries (Note 13), revenue from those activities were subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operating loss carryforwards ("NOLs"). The unused NOLs will continue to carry forward and those that do not expire or become subject to other limitations may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the year. The Company had 118,594,624 and 164,049,941 potentially dilutive common shares at March 31, 2022 and 2021, respectively. Such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Standards Recently Adopted

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for The Company's fiscal year beginning April 1, 2022. The Company adopted the standard on April 1, 2022 and it did not have a material impact on its financial statements.

Standards Not Yet Adopted

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 4 - Discontinued Operations

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period, or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC in discontinued operations due to the sale of the Company's Nevada Subsidiaries (Note 13).

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets as of  March 31, 2022 and 2021 were as follows:

	March 31, 2022			March 31, 2021
	Continuing	Discontinued Nevada Subsidiaries	Total	Continuing	Discontinued Nevada Subsidiaries	Total
ASSETS
CURRENT ASSETS
Cash	$233,893	$-	$233,893	$793,040	$352,593	$1,145,633
Accounts receivable, net	-	-	-	-	400,175	400,175
Inventory, net	-	-	-	-	1,689,304	1,689,304
Prepaid and other current assets	93,933	-	93,933	256,251	52,492	308,743
TOTAL CURRENT ASSETS	327,826	-	327,826	1,049,291	2,494,564	3,543,855

Property and equipment, net	-	-	-	25,022	4,876,247	4,901,269
Intangible assets, net	2,222,074	-	2,222,074	1,706,762	571,264	2,278,026
Deposits and other noncurrent assets	-	-	-	-	82,904	82,904

TOTAL ASSETS	$2,549,900	$-	$2,549,900	$2,781,075	$8,024,979	$10,806,054

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,657,008	$-	$1,657,008	$1,412,459	$509,477	$1,921,936
Accrued interest	384,769	-	384,769	493,741	49,211	542,952
Accrued liabilities	9,627	-	9,627	957,946	105,421	1,063,367
Notes and convertible notes payable, net	987,565	-	987,565	3,594,804	485,000	4,079,804
Indebtedness to related parties	-	-	-	84,913	-	84,913
Income tax payable	896,495	-	896,495	761,509	-	761,509
Finance lease obligations, current	-	-	-	-	143,967	143,967
TOTAL CURRENT LIABILITIES	3,935,464	-	3,935,464	7,305,372	1,293,076	8,598,448

Convertible notes payable, net	397,308	-	397,308	292,410	-	292,410
Finance lease obligations, long term	-	-	-	-	3,389,124	3,389,124

TOTAL LIABILITIES	$4,332,772	$-	$4,332,772	$7,597,782	$4,682,200	$12,279,982

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations for the years ended  March 31, 2022 and 2021, were as follows:

	For the Year Ended March 31,			For the Year Ended March 31,
	2022			2021
	Continuing	Discontinued - Nevada	Total	Continuing	Discontinued - Nevada	Total
Sales revenue	$-	$3,369,812	$3,369,812	$-	$4,110,456	$4,110,456
Cost of goods sold	-	(3,072,622)	(3,072,622)	-	(3,506,722)	(3,506,722)
Gross profit (loss)	-	297,190	297,190	-	603,734	603,734
General and administrative expenses	1,868,734	264,515	2,133,249	2,001,617	276,986	2,278,603
LOSS FROM OPERATIONS	(1,868,734)	32,675	(1,836,059)	(2,001,617)	326,748	(1,674,869)
OTHER INCOME/(EXPENSE)
Gain on extinguishment	22,405	-	22,405	467,872	-	467,872
Gain on settlement of accounts payable	-	-	-	422,414	54,958	477,372
Gain on deconsolidation	5,206,208	-	5,206,208	-	-	-
Interest expense	(474,768)	(302,923)	(777,691)	(1,285,460)	(486,481)	(1,771,941)
Loss on modification of line of credit	-	-	-	(650,000)	-	(650,000)
Loss on impairment of note receivable	(3,025,000)	-	(3,025,000)	-	-	-
Debt default penalty	-	-	-	(286,059)	-	(286,059)
Loss on disposal	(15,639)	-	(15,639)	-	-	-
Other income	9,000	20,889	29,889	-	(118,875)	(118,875)
TOTAL OTHER INCOME/(EXPENSE)	1,722,206	(282,034)	1,440,172	(1,331,233)	(550,398)	(1,881,631)
NET LOSS BEFORE INCOME TAXES	(146,528)	(249,359)	(395,887)	(3,332,850)	(223,650)	(3,556,500)
Income tax expense	-	(134,986)	(134,986)	-	(168,527)	(168,527)
NET LOSS	$(146,528)	$(384,345)	$(530,873)	$(3,332,850)	$(392,177)	$(3,725,027)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Discontinued Operations - Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on aging and subsequent collections. There were no accounts receivable at March 31, 2022 due to the deconsolidation of the Nevada Subsidiaries (Note 13). Accounts receivable are included in current assets from discontinued operations in the Company's consolidated balance sheet at March 31, 2021.

Discontinued Operations - Inventory

We value inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Indirect costs, which primarily related to the lease and operation costs of the Teco Facility, are allocated based on square footage of the facility used in the production of inventory.

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress consisted of live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. There is no remaining inventory on the Company's consolidated balance sheet as of March 31, 2022, due to the sale and deconsolidation of the Nevada Subsidiairies (Note 13). Inventory is included in current assets from discontinued operations in the Company's consolidated balance sheet at March 31, 2021.

	March 31, 2022	March 31, 2021
Inventory (discontinued operations)
Raw materials	$-	$86,076
Work in progress	-	743,844
Finished goods	-	866,195
Subtotal	-	1,696,115
Allowance to reduce inventory to NRV	-	(6,811)
Total inventory (discontinued operations)	$-	$1,689,304

Discontinued Operations - Deposits and Noncurrent Assets

Deposits and noncurrent assets from discontinued operations were $82,904 at March 31, 2021. There were no deposits and noncurrent assets from discontinued operations at March 31, 2022, due to the deconsolidation of the Nevada Subsidiaries.  Deposits and noncurrent assets are included in long term assets from discontinued operations in the Company's consolidated balance sheet at March 31, 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

The Company's only remaining lease commitment was a finance lease for the Nevada Subsidiaries, which is classified as discontinued operations in the Company's consolidated balance sheet at March 31, 2021. This lease had a remaining non-cancelable term ending December 31, 2025 with an option to extend through December 31, 2030. The rate used to discount this lease was 11.5%.

Finance leases are included in property and equipment (long term assets from discontinued operations), finance lease obligations, short term (current liabilities from discontinued operations), and finance lease obligations, long term (long term liabilities from discontinued operations), on the balance sheet as of March 31, 2021.

The right-of-use asset and lease liability were deconsolidated at December 31, 2021 due to the close of the sale of the Nevada Subsidiaries. The lease costs included in discontinued operations for the years ended  March 31, 2022 and 2021 are set forth in the table below:

		March 31,
Lease costs (discontinued operations)	Classification on the Statements of Operations	2022	2021
Discontinued operations:
Finance leases - amortization of ROU assets	Loss from discontinued operations	$116,024	$154,699
Finance leases - interest on lease liabilities	Loss from discontinued operations	301,796	414,993
Operating leases	Loss from discontinued operations	-	3,243
Total lease cost, discontinued operations		$417,820	$572,935

Discontinued Operations - 8% Line of Credit dated November 27, 2019

In connection with the Binding Letter of Intent dated November 27, 2019 (Note 13), the Teco Subsidiaries entered into a promissory note and line of credit for up to $470,000 from the purchaser of the membership interests in the Teco Subsidiaries. The purpose of the line of credit was to supply working capital for the Teco Subsidiaries, and the note matures upon the close of the sale of the Teco Subsidiaries. The principal and accrued interest balances outstanding at the time of closing will be considered paid in full upon closing and will not reduce the purchase price received by GB Sciences. In total, the Teco Subsidiaries received $485,000 in advances under the line of credit, reflecting an informal agreement with the lender to increase the line of credit by $15,000. On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility, which provided that no further interest would accrue on the line of credit after November 30, 2020. The balance of the line of credit was $485,000 at  December 31, 2021 and accrued interest was $49,211, prior to deconsolidation. The note and related interest expense are included in current liabilities from discontinued operations and loss from discontinued operations on the Company's March 31, 2021 balance sheet.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") for the sale of its interest in GB Sciences Nopah, LLC. The Nopah sale was closed December 31, 2021 after successful transfer of the Nevada Medical Marijuana Cultivation Facility Registration Certificate on December 14, 2021 (Note 13). At close, the principal balance of the note was reduced from $369,445 to $190,272 and accounts payable totaling $74,647 to an affiliate of the purchaser were extinguished.

On March 4, 2022, the Company entered into the Second Promissory Note Modification Agreement, which reduced the total outstanding balance of principal and interest from $201,532 (at the time of the agreement) to $179,127 and modified the terms of the note to provide that the Company would make an immediate payment of $75,000, with $5,000 monthly payments thereafter until the note is repaid in full. The modification also provided that the note would bear interest at 8.0% per annum.

We evaluated the modification under the guidance in ASC 470-50 and determined that the modification represents an extinguishment because the change in the fair value of the note exceeded 10% of the carrying value of the note immediately prior to the modification. As a result, the Company recorded a gain on extinguishment of $22,405 equal to the change in the carrying value of the note resulting from the modification.

The Company made a $75,000 payment pursuant to the terms of the modification on March 4, 2022. At March 31, 2022, the outstanding balance of the note was $104,127 and accrued interest was $616.

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

On December 29, 2020, the Company entered into the Omnibus Amendment with the purchaser of the Teco Facility. The Omnibus Amendment reduced the amount of the note receivable that the Company was to receive from the sale of the Teco Facility by $975,000 (three times $325,000 in advances made under the July 24 Note) to $3,025,000. Any advances made to the Company under the July 24 Note in excess of $325,000 were to reduce the amount of cash received upon close of the sale of Teco one-for-one, i.e., such advances would be considered advance payments of the $4,000,000 cash purchase price. No interest would accrue after November 30, 2020. The Company also agreed that it would not repay the balances outstanding under the July 24 Note prior to the closing of the Teco sale. As a result of the Omnibus Amendment, the Company accrued a modification expense of $650,000 during the year ended March 31, 2021. Prior to December 31, 2021, the Company received $50,000 in additional advances above $325,000 during the fiscal year ended March 31, 2021, bringing the total balance to $1,025,000, and accrued interest was $12,510. Upon close of the Teco sale on December 31, 2021, the note and accrued interest balances were forgiven and the Company has no further obligations related to the line of credit  (Note 13).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Summary of Notes Payable

As of March 31, 2022, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2022
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended), current portion (Note 5)	$54,330	$-	$54,330
6% Convertible promissory notes payable (Note 6)	560,000	-	560,000
6% Convertible notes payable due January 18, 2022 (Note 6)	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	(1,765)	48,235
Total short-term notes and convertible notes payable	$989,330	$(1,765)	$987,565

6% Convertible promissory notes payable due September 30, 2023 (Note 6)	$197,000	$(26,254)	$170,746
6% Convertible note payable due December 31, 2023 (Note 6)	250,000	(73,235)	176,765
0% Note Payable dated October 23, 2017 (as amended), long term portion (Note 5)	49,797	-	49,797
Total long term convertible notes payable classified as continuing operations	$496,797	$(99,489)	$397,308

As of March 31, 2021, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2021
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (Note 5)	$369,445	$-	$369,445
8% Line of Credit dated November 27, 2019 (Note 5)	485,000	-	485,000
8% Line of Credit dated July 24, 2020 (Note 5)	1,025,000	-	1,025,000
6% Convertible promissory notes payable (Note 6)	1,060,000	-	1,060,000
8% Convertible Secured Promissory Note dated February 28, 2019, as amended (Note 6)	1,111,863	-	1,111,863
6% Convertible notes payable due January 18, 2022 (Note 6)	325,000	(296,504)	28,496
Total short-term notes and convertible notes payable	4,376,308	(296,504)	4,079,804
Less: Notes payable classified as discontinued operations	(485,000)	-	(485,000)
Total short term notes and convertible notes payable classified as continuing operations	$3,891,308	$(296,504)	$3,594,804

6% Convertible promissory notes payable due September 30, 2023 (Note 6)	$197,000	$(40,561)	$156,439
6% Convertible note payable due December 31, 2023 (Note 6)	250,000	(114,029)	135,971
Total long term convertible notes payable classified as continuing operations	$447,000	$(154,590)	$292,410

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $26,127 on the new notes during the year ended March 31, 2022, of which $14,306 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $56,152 at March 31, 2022, which includes $38,438 accrued prior to the extinguishments.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of  $560,000 remains outstanding plus accrued interest on all three notes totaling $286,119. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the notes was $57,846 during the year ended March 31, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

Upon close of the Teco sale on December 31, 2021, the note and accrued interest balances were extinguished in exchange for a reduction of 110% of the balances of accrued interest and principal outstanding to the $4 million cash payment (Note 13). The 10% increase to the balances owed under the note totaled $125,686, and the Company recorded that amount as a reduction of the gain on deconsolidation.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

On April 22, 2020, the Company failed to make payment of the principal and accrued interest due under the Iliad Note, resulting in a default. Upon the occurrence of the default, the principal and accrued interest balances outstanding increased by 10%. As the result of the default, Company recorded an expense of $9,559 related to a 10% increase in the accrued interest balance and $276,500 related to the 10% increase in the principal balance, totaling $286,059 which is recorded as debt default penalty on the statement of operations for the year ended March 31, 2021.

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

December 2020 $625,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between January 31, 2021 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the year ended March 31, 2022, the Company received $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs.

At March 31, 2022, notes with a carrying amount of $373,235 were included in short term notes and convertible notes payable, net of unamortized discounts of $1,765. Notes with a carrying amount of $176,765 were included in long term notes and convertible notes payable, net of unamortized discounts of $73,235. Interest expense related to the notes was $378,777 for the year ended March 31, 2022, which includes $342,033 from amortization of the note discounts.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 7 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset or, in the case of leasehold improvements amortized over the lesser of the useful life of the asset or the underlying lease term. We recorded depreciation expense of  $25,775 and $34,654 on a consolidated basis for the years ended year ended March 31, 2022 and 2021, respectively, net of depreciation capitalized in inventory of $349,015 and $532,785. Discontinued operations included $16,391 and $21,855 for the years ended  March 31, 2022 and 2021, respectively. At March 31, 2022, there was no remaining property and equipment as the result of the completed disposition of the Nevada Subsidiaries (Note 13).

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

The Company’s effective tax rate was 1.8% and-3.6% for the years ended March 31, 2022 and 2021, respectively.

Income tax expense was $134,986 for the year ended March 31, 2022, which includes $53,955 in penalties and $22,754 in accrued interest related to a $506,145 tax liability from the March 31, 2018 tax year, as well as a $178,727 tax liability from the March 31, 2021 tax tear. Income tax payable at  March 31, 2022 was $896,495 including accrued penalties and interest of $207,945. Income tax expense was $168,527 for the year ended March 31, 2021. This amount represents penalties and interest on the March 31, 2018 tax liability. Income tax payable was $592,982 as of March 31, 2021. Income tax expense and income tax payable are included in discontinued operations in the Company's financial statements for the years ended March 31, 2022 and 2021.

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

At  March 31, 2022 and 2021 respectively, the Company had net operating loss carryforwards (“NOLs”) for income tax purposes of $51,507,562 and $51,063,886. $34,481,122 of the Company's NOL carryforwards are expected to expire at various times from 2025 through 2039. $17,026,440 of the NOL carryforwards generated in tax years ending March 31, 2019 to present have no expiration date. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes included in discontinued operations is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2022	2021
Tax expense/(benefit) computed at U.S. statutory rates	$691,042	$(697,040)
Increases (decreases) in taxes resulting from:
IRC Section 280E	132,063	173,045
Other permanent items	5,526	14,407
Change in valuation allowance	579,861	26,720
Adjustments to valuation of deferred tax assets	(1,408,492)	603,319
Tax return true-up	58,277	-
Total provision for income taxes	58,277	120,451
Penalties and interest on prior year tax liabilities	76,709	48,076
Total income tax expense	$134,986	$168,527

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Stock based compensation	$3,144,084	$3,131,344
Net operating loss carryforward	10,816,588	10,460,788
Impairment of long-lived assets	-	975,461
Depreciation and Amortization expense	(1,369)	(458,938)
Other temporary items	(209,714)	220,795
Total deferred tax assets	13,749,589	14,329,450
Less valuation allowance	(13,749,589)	(14,329,450)
Net deferred tax asset	$-	$-

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of March 31, 2022, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction and other required state jurisdictions. The Company's periodic tax returns filed in 2019 and thereafter are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions.

Note 9 – Capital Transactions

Year Ended March 31, 2022

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. On July 18, 2021, the Company entered into an amendment to the Advisory Agreement extending the temporary decrease through September 30, 2021 and agreed that each exercising warrant holder will receive an equal number of replacement warrants to purchase one share of the Company's common stock at $0.10 for three years. During the year ended March 31, 2022, the Company received notice of the exercise of 2,095,333 warrants at $0.03 per share and received proceeds of $56,394, net of brokerage fees of $6,266. As the result of the exercises, the Company recorded an inducement dividend of $163,017, which includes $62,660 related to the intrinsic value of the exercised warrants at the dates of exercise and $100,357 related to the Black-Scholes fair value of the 2,088,667 replacement warrants issued to the exercising investors.

On March 1, 2022, the Company received notices for the exercise of 7,601,813 compensation warrants previously issued for services, at an exercise price of $0.01 per share, and received proceeds of $76,068.

During the year ended March 31, 2022, the Company issued 600,000 options to purchase one share of common stock at $0.05 per share for ten years to a researcher as compensation for drafting and filing six provisional USPTO patent applications related to the Company's PhAROS platform. The options were valued at $0.048 per share using the Black-Scholes model, and the Company recorded an addition of $28,800 to the related patent assets and equity.

During the year ended March 31, 2022, the Company recorded $60,667 expense related to unvested employee options issued in prior periods. Remaining unrecognized compensation expense related to the options was $17,333 at March 31, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Year Ended March 31, 2021

On April 1, 2020, the Company entered into the Advisory Agreement with its brokers and effected a temporary decrease in the exercise price of the Company's outstanding warrants to $0.03-$.05 per share. As a result of the price reduction, the Company received notice of the exercise of 35,798,809 warrants during the year ended  March 31, 2021, and received proceeds of $968,023, net of brokerage fees of $107,373. The Company recorded inducement dividends totaling $1,591,080 as the difference between the reduced exercise price of the warrants and the stock price on the date of exercise.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees (Note 10), for the years ended March 31, 2022 and 2021:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2020	84,538,161
Warrants issued	43,493,809	$0.10
Warrants exercised	(35,798,809)	0.03000.03535
Warrants expired/cancelled	(6,390,125)	0.6000.9090
Outstanding at March 31, 2021	85,843,036
Warrants issued	2,095,333	$0.10
Warrants exercised	(9,697,146)	$0.01- $0.03
Warrants expired/cancelled	(3,116,550)	$0.60
Outstanding at March 31, 2022	75,124,673

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

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

On September 17, 2021, the Board of Directors adopted the 2021 Equity Incentive Plan ("2021 Plan"), and the Company filed a Registration Statement with the SEC on Form S-8 to register 20,000,000 shares of common stock issuable under the 2021 Plan. All 20,000,000 shares registered under the 2021 Plan were available for issuance at March 31, 2022.

Compensation Expense

For the years ended March 31, 2022 and 2021, the Company recorded share-based compensation expense of $60,667 and $436,349, respectively, which includes $60,667 and $211,000, respectively, related to employee stock options and warrants. There was no expense for restricted stock. Unrecognized compensation cost for non-vested awards was $17,333 as of March 31, 2022.

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value:

	Year Ended
	March 31, 2022	March 31, 2021
Weighted-average volatility	131%	127%
Expected term (in years)	10%	10
Risk-free interest rate	1.42%	0.93%

Expected volatilities used for award valuation are based on historical volatility of the Company's common stock. The risk-free interest rate for periods equal to the expected term of an award is based on Federal Reserve yields for U.S. Treasury securities.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Stock Options

A summary of employee option activity, including warrants issued to employees, as of March 31, 2022 and 2021, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options and warrants	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2020	10,983,334	$0.28	6.02	$-
Granted	6,750,000	$0.05
Exercised	-
Forfeited	-
Outstanding at March 31, 2021	17,733,334	$0.11	6.80	$172,000
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2022	17,733,334	$0.11	5.80	$-
Fully vested and expected to vest at March 31, 2022	17,733,334	$0.11
Exercisable at March 31, 2022	15,566,668	$0.12

The table below sets forth nonemployee option activity for the years ended March 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2020	2,383,000	$0.27	6.75	$-
Granted	3,500,000	$0.05
Exercised	-
Forfeited	-
Outstanding at March 31, 2021	5,883,000	$0.14	8.11	$-
Granted	600,000	$0.05
Exercised	-
Forfeited	-
Outstanding at March 31, 2022	6,483,000	$0.13	7.31	$-
Fully vested and expected to vest at March 31, 2022	6,483,000	$0.13
Exercisable at March 31, 2022	6,483,000	$0.13

Restricted stock awards

No restricted stock awards were granted during the years ended March 31, 2022 and 2021.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 11 – Commitments and Contingencies

On April 11, 2022, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by an individual who alleges he was shot by a security guard at the Teco Facility in May of 2020. The alleged incident occurred after the claimant broke into the Teco Facility during closing hours. GB Sciences, Inc. and its former subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC, along with the security provider, Protective Force International, Inc., were named as defendants in the lawsuit. The Company holds a certificate of insurance with the insurer for Protective force International and believes it may have coverage under that policy in the event the Company is found liable for damages, however, the Company denies any liability and intends to vigorously defend the lawsuit. We are unable to make any determination at this time as to the likelihood or amount of damages.

On April 22, 2020, the Company failed to repay any of the outstanding balance of the Convertible Promissory Note Payable to Iliad Research and Trading, L.P., resulting in a default. On May 20, 2020, Iliad filed a lawsuit against the Company in the Third Judicial District Court of Salt Lake County in the State of Utah demanding repayment of the note. On July 14, 2020, the Court entered judgment in favor of Iliad in the amount of $3,264,594. The Company's obligation to Iliad was satisfied in full on December 16, 2020 upon payment of $3,006,015 pursuant to the Judgment Settlement Agreement (Note 6).

On April 22, 2020, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by a contractor who had been hired to perform architectural and design services. The lawsuit demanded payment of $73,050 for the services provided. On September 17, 2020, the Company entered into a Mutual Compromise, Settlement, and Release Agreement with the contractor and made payment of $25,000 in full satisfaction of the alleged debt and reduced the cost of the related fixed asset by $48,050.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 12 - Related Party Transactions

During the year ended March 31, 2022, the Company repaid its indebtedness to executive officers for unpaid compensation from prior year periods totaling $84,913. There was no remaining indebtedness to related parties at March 31, 2022.

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

In connection with the sale of membership interest in GB Sciences Louisiana, LLC, the Company issued a note payable in the amount of $151,923 to John Davis, the Company's former General Counsel and President of GB Sciences Louisiana, LLC, for unpaid compensation and bonuses. The note matured upon receipt of the first payment from the Wellcana Note Receivable. The principal balance of the note and accrued interest were repaid in full on August 4, 2020.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 13 - Sale of Membership Interests in Nevada Subsidiaries

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $312,315 in consideration in the form of a $237,668 reduction to the outstanding principal and accrued interest balances of the 0% Note payable dated October 23, 2017 (Note 5), and extinguishment of accounts payable of $74,647, which were owed to an affiliate of the purchaser.

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

As consideration for the membership interests, the Company received cash payments of $1,648,772 (including $400,000 in advance payments received during the nine months ended December 31, 2021), the extinguishment $3,462,854 of debt and current liabilities owed to affiliates of the purchaser (see Note 5 and Note 6), and a $3,025,000 8% note receivable.

As the result of sale of the Nevada Subsidiaries, the Company recorded a gain on deconsolidation of $5,206,208 on December 31, 2021, calculated as follows:

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

As the result of sale, the income, assets, and cash flows of GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC have been reclassified as discontinued operations for all periods presented in the Company's consolidated financial statements prior to the sale.

Note Receivable from Sale of Teco Subsidiaries

The $3,025,000 note receivable from the sale of the Teco Subsidiaries is payable as quarterly, interest only payments of $60,500 for the first year, followed by seven quarterly payments of interest and principal of $201,774 beginning March 31, 2023, with a final payment of principal and interest totaling $2,014,225 on December 31, 2024.

The note contains a provision that allows payments of principal and interest due prior to the maturity date to be postponed to the next quarterly payment date if cash flow from the operations of the facility is insufficient to cover the amount of the payment. Several days prior to the first interest payment due date of April 1, 2022, AJE Management, LLC notified the Company that it would be postponing the payment of interest of $60,500 due on April 1, 2022 due to insufficient cash flow to make the payment. AJE Management, LLC has also notified us that it will be unable to make the interest payment due July 1, 2022 due to insufficient cash flow. As a result, the Company reevaluated the factors relating to the collectibility of the note and determined that an impairment charge in the amount of $3,025,000, equal to the full balance of the note, was warranted as there is substantial uncertainty around the collectibility of the note, and we are unable to make an appropriate estimate of the amount of payments, if any, the Company will ultimately receive. The impairment charge is included on the Company's Statement of Operations as loss on impairment of note receivable.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 and 2021

Note 14 – Concentrations

We held no cash deposits in excess of FDIC limits as of March 31, 2022 and $513,901 in excess of FDIC limits at March 31, 2021. All of the Company's sales for the year ended March 31, 2022 related to the Nevada Subsidiaries, which were deconsolidated effective December 31, 2021 (Note 13).

Note 15 – Subsequent Events

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. As of the date of this report, the Company has received $125,000 under the private placement and issued 4,166,667 shares of its common stock and 4,166,667 warrants to purchase one share of the Company's common stock at $0.10 for five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2022 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2022. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Management’s Remediation Initiatives

As a result of findings, we have begun to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we have been evaluating possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. However, due to a lack of resources it may not be possible to timely remediate the deficiencies. We anticipate our initiative will be at least partially implemented by March 31, 2023.  Additionally, we plan to test the updated controls in order to remediate the deficiencies by March 31, 2023.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of GB Sciences, their ages as of June 30, 2022, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	74	President, Chief Executive Officer, and Chairman of the Board of Directors
Dr. Andrea Small-Howard	53	Chief Science Officer and Director
Ed DeFrank	55	Director
Zach Swarts	34	Chief Financial Officer

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

Family Relationships

None.

Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. The audit committee is comprised of John Poss, and Andrea Small-Howard. No member of the Audit Committee is independent under the rules governing OTC Market. Andrea Small-Howard is the chair of the audit committee. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist the Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter is filed herewith as Exhibit 10.7.

Audit Committee Financial Expert

As of the date of filling of this Form 10-K, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). The compensation committee is comprised of John Poss and Ed DeFrank, of whom Ed DeFrank is independent under the rules of the Securities and Exchange Commission standards. Ed DeFrank is designated the chairperson of the committee. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce a report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise the Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter is filed herewith as Exhibit 10.8.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, and Chief Financial Officer for all services rendered to us in all capacities during each of the years ended March 31, 2022 and 2021.

Summary Compensation Table

				Stock	Option
				Awards	Awards
Name and Position	Year	Salary	Bonus	(1)	(2)	Total
John Poss, President, CEO and Chairman of the Board	2022	$69,068	$33,748	$-	$-	$102,816
	2021	74,500	-	-	19,000	93,500
Dr. Andrea Small-Howard, CSO and Director	2022	177,846	-	-	-	177,846
	2021	99,000	-	-	67,000	166,000
Zach Swarts, CFO	2022	128,250	-	-	-	128,250
	2021	127,500	-	-	43,000	170,500

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

Employment Agreements

John Poss, Chief Executive Officer, President, and Chairman of the Board of Directors

On August 10, 2015, Mr. Poss, entered into an employment agreement with the Company. The term of employment is one-year subject to automatic extensions for additional one-year periods unless either party chooses to terminate such employment. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Mr. Poss is entitled to three months' severance if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or a subsequent year of employment. No severance payments are due in the case of a termination for cause. Similar severance provisions apply to a termination by Mr. Poss for good reason but not to a termination by Mr. Poss without good reason. Mr. Poss received a monthly salary of $10,000 per month per the agreement. In addition, in August 2015, the Company issued 600,000 options to Mr. Poss under our 2014 Equity Incentive Plan. The options are exercisable upon vesting for a period of 10 years from issuance for the purchase of shares of our common stock at a price of $0.30 per share. The options issue pursuant to the agreement have all vested.

Pursuant to the appointment of Mr. Poss as the Company's President, Chief Executive Officer and Board Member, the Company entered into an Amended and Restated Employment Agreement, effective June 1, 2016.  The agreement will end on May 1, 2017, which end date can be extended upon the mutual agreement of the parties.  Under the agreement Mr. Poss received an annual salary of not less than $120,000 and quarterly bonuses equal to the value of 125,000 shares of the Company’s common stock.  Bonuses are payable in S-8 stock or cash in the discretion of the Company.  Under the agreement, Mr. Poss also received options to acquire 1.4 million shares of the Company's common stock subject to certain vesting requirements.  The option strike price is the market value of the stock on the date the options were granted. All of the related options are fully vested.

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

Dr. Andrea Small-Howard, PhD, MBA, Chief Science Officer and Director

On June 19, 2014, Dr. Andrea Small-Howard, Chief Science Officer, entered into a three-year employment agreement with the Company. Dr. Small-Howard received a salary at the annual rate of $78,000 and 450,000 shares of restricted common stock that vests over the three-year term of employment. The stock is restricted as defined by the Rules and Regulations promulgated under the Securities Act of 1933, as amended. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Dr. Small-Howard is entitled any unpaid base salary accrued through the effective date of termination notice and pay in a lump sum of an amount equal to the product of the sum of the executive’s-based salary plus the amount of the highest annual bonus or other incentive compensation payment therefore made by the Company to the executive, multiplied by one. In the event of a Change of Control, as such term is defined in the 2014 Equity Incentive Plan, all of the restricted stock granted to Dr. Small-Howard vested immediately. Dr. Small-Howard also received 500,000 of stock options not in connection with her employment agreement, of which 100,000 vested immediately and the remainder vested over three years.

Effective on June 1, 2016, the Company amended its employment agreement with Dr. Small-Howard.  Pursuant to the amendment, Ms. Small-Howard surrendered a stock award for 450,000 shares of common stock in exchange for warrants to purchase 1.2 million common shares at the strike price of $0.30 per share.

Effective July 1, 2020, all employees agreed to temporary voluntary pay reductions and Dr. Small-Howard's salary was decreased to $5,000 per month. On November 12, 2020, the Company and Dr. Small-Howard entered into an Indemnification Agreement. Beginning February 1, 2021, the Board of directors approved an increase of Dr. Small-Howard's monthly salary to $12,000. The board of directors granted Dr. Small-Howard a discretionary award of 500,000 warrants to purchase one share of the Company's common stock at $0.04 per share for a period of ten years, with immediate vesting, on December 7, 2020. On December 15, 2020, Dr. Small-Howard was granted a discretionary award of 1,000,000 options to purchase one share of the Company's common stock at $0.05 per share for a period of ten years, vesting over a two-year period, and 1,000,000 existing options and 1,200,000 existing warrants held by Dr. Small-Howard were re-priced to $0.05 per share.

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

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2022:

Name	Number of shares underlying exercisable options/warrants (2)		Number of shares underlying unexercisable options/warrants	Option exercise price ($)	Option expiration date	Market value of shares not vested (1)
John Poss	600,000		-	$ 0.05	8/10/2025	-
	1,400,000		-	$ 0.05	6/1/2023	-
	1,500,000		-	$ 0.05	11/26/2027	-
	500,000	(4)	-	$ 0.04	12/7/2030	-
Andrea Small-Howard	500,000		-	$ 0.05	3/27/2025	-
	1,200,000	(3)	-	$ 0.05	6/1/2026	-
	500,000		-	$ 0.05	11/26/2027	-
	666,666		333,334	$ 0.05	12/15/2030	$ 9,387
	500,000	(4)	-	$ 0.04	12/7/2030	-
Zach Swarts	150,000		-	$ 0.05	10/1/2027	-
	333,333		166,667	$ 0.05	12/15/2030	$ 4,694
	500,000	(4)	-	$ 0.04	12/7/2030	-
Ed DeFrank	333,333		166,667	$ 0.05	12/15/2030	$ 4,694
	500,000	(4)	-	$ 0.04	12/7/2030	-

(1) Represents the Black-Scholes fair value of unvested awards as of the grant date.

(2) These options and warrants were vested at March 31, 2022.

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

Percentage ownership in the following table is based on 329,204,224 shares of common stock outstanding as of the date of this report. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	No. of Shares		Percentage of Total Shares
Name of Beneficial Owner (1)	Owned		Owned
Officers and Directors
John Poss	4,225,000	(2)	1.27%
Dr. Andrea Small-Howard	3,482,666	(3)	*(10)
Zach Swarts	983,333	(4)	*(10)
Gary Henrie	833,333	(5)	*(10)
Ed DeFrank	833,333	(6)	*(10)
Directors and officers as a group (four) persons	10,357,665		3.05%
5% Holders:
Robert Moody, Jr.	25,544,985	(7)	7.43%
Lawrence B. Ordower	26,226,560	(8)	7.77%
David Ruggieri	24,455,950	(9)	7.18%

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

(3) Includes (a) 116,000 shares of common stock currently owned of record by Dr. Small-Howard, (b) options to purchase 1,666,666 shares of common stock and warrants to purchase 1,200,000 shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter, and (c) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(4) Includes (a) options to purchase 483,333 shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter and (b) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(5) Includes (a) 333,333 options to purchase shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter and (b) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(6) Includes (a) 333,333 options to purchase shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter and (b) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(7) Address is Robert Moody Jr, 2302 Post Office Street, Suite 601, Galveston, TX  77550. The total consists of 7,762,500 common shares, 8,002,500 shares that may be acquired upon the exercise of warrants, and 9,779,985 shares that may be acquired upon the exercise of convertible notes.

(8) Address is Lawrence B. Ordower, 25 East Washington Street, Suite 1400, Chicago, IL  60602. The total consists of 13,488,560 common shares and 12,738,000 shares of common stock issuable upon exercise of warrants.

(9) Address is David Ruggieri, 1107 West Marion Ave, Unit 116, Punta Gorda, FL  33950. The total consists of 9,016,800 common shares, 9,029,500 shares of common stock issuable upon exercise of warrants, and 6,409,150 shares that may be acquired upon the exercise of convertible notes.

(10) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2022, the Company had one independent director serving on the board of directors. The definition the Company uses to determine whether a director is independent are the rules governing the OTC market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Assurance Dimensions, Inc., Margate, FL, Auditor Firm ID: 5036

	Fiscal 2022	Fiscal 2021
Audit Fees(1)	$65,141	$65,000
Audit-Related Fees(2)	3,000	1,500
Tax Fees(3)	-	-
Subtotal	68,141	66,500
All other Fees(4)	-	-
Total	$68,141	$66,500

(1) Audit Fees – Audit fees billed to the Company in FY 2022 and 2021 include fees billed by Assurance Dimensions, Inc. for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees – Fees billed by Assurance Dimensions, Inc. for providing auditor's consent.

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

Report of Independent Registered Public Accounting Firm – Assurance Dimensions, Inc.

Financial Statements:

Consolidated Balances Sheets as of March 31, 2022 and 2021

Consolidated Statements of Operations – Years ended March 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended March 31, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended March 31, 2022 and 2021

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
3.2

Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Form S-1/A filed with the Commission on October 6, 2014 and Exhibit 3.2 to Form 10-K filed with the Commission on June 27, 2014)

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 filed with the Commission on February 12, 2002)
4.6	Description of Registrant's Securities
10.1	2005 Restricted Stock Plan (Incorporated by reference to Annex A to Schedule 14A filed with the Commission on June 14, 2005)
10.2	2007 Restricted Stock Plan (Incorporated by reference to Exhibit 4.2 to Form S-8/POS filed with the Commission on February 8, 2008)
10.3	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form S-1/A No. 333-198967 filed with the Commission on December 23, 2014)
10.4	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to Form S-8 filed with the Commission on September 17, 2021)
10.5	Amended Employment Agreement between Registrant and John Poss dated June 1, 2016 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed with the Commission on July 14, 2016)
10.6	Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 1, 2016 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed with the Commission on July 14, 2016)
10.7	Audit Committee Charter (Incorporated by reference to Exhibit 10.25 to Form 10-K filed with the Commission on July 14, 2016)
10.8	Compensation Committee Charter (Incorporated by reference to Exhibit 10.26 to Form 10-K filed with the Commission on July 14, 2016)

10.9	Indemnification Agreement between Registrant and Edmond A. DeFrank dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.10	Indemnification Agreement between Registrant and John Poss dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.11	Indemnification Agreement between Registrant and Andrea Small-Howard dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.12	Indemnification Agreement between Registrant and Zach Swarts dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.13	Promissory Note dated December 31, 2021 between AJE Management, LLC and Registrant (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Commission on February 2, 2022).
10.14	Second Promissory Note Modification Agreement between Registrant and 483 Management, LLC dated March 4, 2022
10.15	Promissory Note dated December 31, 2021 made by AJE Management, LLC in favor of Registrant
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Las Vegas, NV on June 30, 2022.

GB Sciences, Inc.

By:	/s/ John Poss
Name: John Poss
Title: Chief Executive Officer

GB Sciences, Inc.

By:	/s/ Zach Swarts
Name: Zach Swarts
Title: Chief Financial Officer