Form 10-Q
period 2022-06-30
GB SCIENCES INC
filed 2022-08-11
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 330,205,891 shares of common stock, par value $0.0001 per share, outstanding as of  August 11, 2022.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of March 31,
	2022	2022
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$53,960	$233,893
Prepaid expenses and other current assets	56,413	93,933
TOTAL CURRENT ASSETS	110,373	327,826
Intangible assets, net of accumulated amortization of $124,288 and $104,201 at June 30, 2022 and March 31, 2022, respectively	2,230,222	2,222,074
TOTAL ASSETS	$2,340,595	$2,549,900
CURRENT LIABILITIES:
Accounts payable	$1,767,826	$1,657,008
Accrued interest	405,254	384,769
Accrued liabilities	48,772	9,627
Notes and convertible notes payable and line of credit, net of unamortized discount of $0 and $1,765 at June 30, 2022 and March 31, 2022, respectively	989,845	987,565
Income taxes payable from discontinued operations	896,495	896,495
TOTAL CURRENT LIABILITIES	4,108,192	3,935,464
Notes and convertible notes payable, net of unamortized discount of $85,279 and $99,489 at June 30, 2022 and March 31, 2022, respectively	398,114	397,308
TOTAL LIABILITIES	4,506,306	4,332,772
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY/(DEFICIT):
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 329,205,891 and 325,037,557 outstanding at June 30, 2022 and March 31, 2022, respectively	32,921	32,504
Additional paid-in capital	102,879,579	102,764,746
Accumulated deficit	(105,078,211)	(104,580,122)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(2,165,711)	(1,782,872)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,340,595	$2,549,900

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,

	2022	2021

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
General and administrative expenses	459,517	493,405
LOSS FROM OPERATIONS	(459,517)	(493,405)
OTHER EXPENSE
Interest expense	(38,572)	(65,254)
Total other expense	(38,572)	(65,254)
LOSS BEFORE INCOME TAXES	(498,089)	(558,659)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(498,089)	(558,659)
Loss from discontinued operations	-	(73,758)
NET LOSS	$(498,089)	$(632,417)

Net loss attributable to common stockholders of GB Sciences, Inc. - basic and diluted
Continuing operations	$(498,089)	$(558,659)
Discontinued operations	-	(73,758)
Net loss	$(498,089)	$(632,417)

Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$-	$(0.00)
Net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	325,743,436	315,675,539

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(498,089)	$(632,417)
Loss from discontinued operations	-	(73,758)
Net loss from continuing operations	(498,089)	(558,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,086	17,354
Stock-based compensation	6,500	19,500
Amortization of debt discount and beneficial conversion feature	15,976	37,849
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,520	(39,830)
Accounts payable	66,334	(10,304)
Accrued expenses	39,145	(126,943)
Accrued interest	20,485	27,404
Net cash used in operating activities of continuing operations	(292,043)	(633,629)
Net cash used in operating activities of discontinued operations	-	(2,954)
Net cash used in operating activities	(292,043)	(636,583)
INVESTING ACTIVITIES:
Proceeds from sale of Nevada subsidiaries	-	200,000
Acquisition of intangible assets	-	(50,000)
Net cash provided by investing activities of continuing operations	-	150,000
Net cash provided by investing activities of discontinued operations	-	7,435
Net cash provided by investing activities	-	157,435
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	-	62,660
Gross proceeds from issuing common stock	125,000	-
Principal payment on notes and convertible notes payable	(12,890)	-
Net cash provided by financing activities of continuing operations	112,110	62,660
Net cash used in financing activities of discontinued operations	-	(33,478)
Net cash provided by financing activities	112,110	29,182
Net change in cash and cash equivalents	(179,933)	(449,966)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,893	1,145,633
CASH AND CASH EQUIVALENTS AT END OF PERIOD	53,960	695,667
Less: cash and cash equivalents classified as discontinued operations	-	(112,696)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$53,960	$582,971

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Three Months Ended June 30,
	2022	2021
Cash paid for interest	$2,111	$241,014
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Depreciation capitalized in inventory (discontinued operations)	$-	$134,511
Patent drafting and filing costs capitalized in intangible assets	$28,234	$55,385
Accrued brokerage fees for common stock issuances and warrant exercises	$16,250	$6,266
Induced dividend from warrant exercises	$-	$163,016

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended June 30, 2022 and 2021

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Stock issued for cash, net of offering costs	4,168,334	417	108,333	-	108,750
Share based compensation expense	-	-	6,500	-	6,500
Net loss	-	-	-	(498,089)	(498,089)
Balance at June 30, 2022	329,205,891	$32,921	$102,879,579	$(105,078,211)	$(2,165,711)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Exercise of warrants for stock, net of issuance costs	2,088,667	209	56,185	-	56,394
Share based compensation expense	-	-	19,500	-	19,500
Inducement dividend from warrant exercises	-	-	163,016	(163,016)	-
Net loss	-	-	-	(632,417)	(632,417)
Balance at June 30, 2021	317,429,078	$31,743	$102,619,471	$(104,681,665)	$(2,030,451)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. The balance sheet at  March 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2022.

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
June 30, 2022
(unaudited)

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

Reclassifications

No reclassifications to the comparative period amounts were necessary in order to conform to the current period presentation.

Discontinued Operations

See Note 3.

Inventory

We value our inventory at the lower of the actual cost of our inventory, as determined using the first-in, first-out method, or its current estimated market value. We periodically review our physical inventory for excess, obsolete, and potentially impaired items and reserve accordingly. Our reserve estimate for excess and obsolete inventory is based on expected future use. Indirect costs, which primarily relate to the lease and operation costs of the Teco Facility and are included in discontinued operations as of June 30, 2021, are allocated based on square footage of the facility used in the production of inventory. There is no remaining inventory on the Company's unaudited condensed consolidated balance sheet as of June 30, 2022, due to the sale and deconsolidation of the Nevada Subsidiaries (Note 8).

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

At June 30, 2022, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the three months ended June 30, 2022 and 2021, was $20,086 and $14,226, respectively. The carrying amount of definite-lived intangible assets was $1,277,380 at June 30, 2022.

There were 18 United States patent applications that are pending as of June 30, 2022, and the corresponding patent assets are treated as indefinite-lived intangible assets. The carrying amount of the indefinite-lived patent assets was $935,776 at June 30, 2022. In addition, the Company had $17,066 of indefinite-lived trademark assets at June 30, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The Company’s only material revenue source was part of discontinued operations prior to the sale of the Nevada Subsidiaries (Note 8), and was derived from sales of distinct physical goods. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers contained only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 123,013,087 and 160,314,865 potentially dilutive common shares, related to convertible debt, warrants, and stock options, at  June 30, 2022 and June 30, 2021, respectively; however, those shares were not included in the computation of diluted net loss per share for the three months ended June 30, 2022 and 2021, as their inclusion would have been antidilutive.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,078,211 at June 30, 2022. The Company had a working capital deficit of $3,997,819 at June 30, 2022, compared to a deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $292,043 for the three months ended June 30, 2022, compared to $636,583 used in operating activities, including $2,954 used in discontinued operations for the three months ended June 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

Note 3 – Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a separate major line of business or geographical area that can be clearly distinguished for operational and financial reporting purposes. The Company has included its subsidiaries GB Sciences Nevada, LLC, GB Sciences Las Vegas, LLC, and GB Sciences Nopah, LLC (the "Nevada Subsidiaries") in discontinued operations due to the sale of the Company's Nevada cultivation and extraction facilities. The assets and liabilities of the Nevada Subsidiaries were deconsolidated at December 31, 2021 due to the completion of the sale on that date (Note 8).

There were no assets and liabilities associated with discontinued operations as of June 30, 2022 and  March 31, 2022. The revenues and expenses associated with discontinued operations included in our unaudited condensed consolidated statement of operations for the three months ended June 30, 2021 were as follows:

	For the Three Months Ended June 30,
	2022			2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$-	$-	$-	$1,342,586	$1,342,586
Cost of goods sold	-	-	-	-	(1,219,041)	(1,219,041)
Gross profit	-	-	-	-	123,545	123,545
General and administrative expenses	459,517	-	459,517	493,405	84,078	577,483
INCOME/(LOSS) FROM OPERATIONS	(459,517)	-	(459,517)	(493,405)	39,467	(453,938)
OTHER EXPENSE
Interest expense	(38,572)	-	(38,572)	(65,254)	(102,331)	(167,585)
Other income	-	-	-	-	20,889	20,889
Total other expense	(38,572)	-	(38,572)	(65,254)	(81,442)	(146,696)
LOSS BEFORE INCOME TAXES	(498,089)	-	(498,089)	(558,659)	(41,975)	(600,634)
Income tax expense	-	-	-	-	(31,783)	(31,783)
NET LOSS	$(498,089)	$-	$(498,089)	$(558,659)	$(73,758)	$(632,417)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

Note 4  – Notes and Convertible Notes Payable

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

At June 30, 2022, the outstanding balance of the note was $91,238, and accrued interest was $420. The company made payments totaling $15,000 during the three months ended June 30, 2022, of which $2,110 represented interest payments, and $12,890 was applied to the principal balance of the note.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $6,883 on the new notes during the three months ended June 30, 2022, of which $3,936 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $59,099 and the remaining unamortized discount was $22,318 at June 30, 2022.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of  $560,000 remains outstanding plus accrued interest on all three notes totaling $294,497. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $8,377 for the three months ended June 30, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

December 2020 $625,000 6% Convertible Note Offering

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes matured between January 31, 2022 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes.

At June 30, 2022, notes with a carrying amount of $375,000 were included in short term notes and convertible notes payable, net of unamortized discounts of $0. Notes with a carrying amount of $187,039 were included in long term notes and convertible notes payable, net of unamortized discounts of $62,961. Interest expense related to the notes was $21,397 for the three months ended June 30, 2022, which includes $12,039 from amortization of the note discounts.

Summary of Notes and Convertible Notes Payable

As of June 30, 2022, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of June 30, 2022
	Face Value	Discount	Carrying Value
8% Note Payable dated October 23, 2017 (as amended), current portion	$54,845	$-	$54,845
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
Total short-term notes and convertible notes payable	$989,845	$-	$989,845

6% Convertible promissory notes payable due September 30, 2023	$197,000	$(22,318)	$174,682
6% Convertible note payable due December 31, 2023	250,000	(62,961)	187,039
8% Note Payable dated October 23, 2017 (as amended), long term portion	36,393	-	36,393
Total long term convertible notes payable classified as continuing operations	$483,393	$(85,279)	$398,114

Note 5 – Capital Transactions

Sale of Common Stock and Warrants

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. During the three months ended June 30, 2022, the Company received $108,750 under the private placement, net of brokerage fees of $16,250, and issued 4,168,334 shares of its common stock and 4,168,334 warrants to purchase one share of the Company's common stock at $0.10 for five years.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

Note 6 – Commitments and Contingencies

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

Note 7 – Related Party Transactions

There were no transactions with related parties during the three months ended June 30, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)

Note 8 – Sale of Membership Interests in Nevada Subsidiaries

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

The note contains a provision that allows payments of principal and interest due prior to the maturity date to be postponed to the next quarterly payment date if cash flow from the operations of the facility is insufficient to cover the amount of the payment. Several days prior to the first interest payment due date of April 1, 2022, AJE Management, LLC notified the Company that it would be postponing the payment of interest of $60,500 due on April 1, 2022 due to insufficient cash flow to make the payment. AJE Management, LLC was also unable to make the interest payment due July 1, 2022 due to insufficient cash flow. As a result, the Company reevaluated the factors relating to the collectibility of the note and recorded a valuation allowance in the amount of $3,025,000 at March 31, 2022, equal to the full balance of the note, as there is substantial uncertainty around the collectibility of the note, and we are unable to make an appropriate estimate of the amount of payments, if any, the Company will ultimately receive.

Note 9 – Subsequent Events

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. Subsequent to June 30, 2022, the Company received $26,100 under the private placement, net of $3,900 in brokerage fees, and issued 1,000,000 shares of its common stock and 1,000,000 warrants to purchase one share of the Company's common stock at $0.10 for five years.

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

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $300,000 as a reduction to the balance of the 0% Note payable dated October 23, 2017 and accounts payable of $74,647, which were owed to an affiliate of the purchaser.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended
	June 30,
	2022	2021

General and administrative expenses	$459,517	$493,405
LOSS FROM OPERATIONS	(459,517)	(493,405)
OTHER EXPENSE
Interest expense	(38,572)	(65,254)
LOSS BEFORE INCOME TAXES	(498,089)	(558,659)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	$(498,089)	$(558,659)

Comparison of the Three and Three Months Ended June 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses decreased by $33,888 to $459,517 for the three months ended June 30, 2022, compared to $493,405 for the three months ended June 30, 2021. The decrease primarily relates primarily to a reduction in payroll and related expense of $31,000. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $(26,682) to $38,572 for the three months ended June 30, 2022, compared to $65,254 in the prior year quarter. The decrease is attributable to reduced amortization expense from debt discounts during the current year period as the result of amortization of discounts on outstanding debt.

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

At  June 30, 2022, cash was $53,960, other current assets excluding cash were $56,413, and our working capital deficit was $3,997,819. Current liabilities were $4,108,192 and consisted principally of $1,767,826 in accounts payable, $454,026 in accrued liabilities, $989,845 in notes and convertible notes payable, and and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $896,495.

At March 31, 2022, cash was $233,893, other current assets excluding cash were $93,933, and our working capital deficit was $3,607,638. Current liabilities were $3,935,464, which consisted principally of $1,657,008 in accounts payable, $394,396 in accrued liabilities, $987,565 in notes and convertible notes payable, and an income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $896,495.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $292,043 for the three months ended June 30, 2022, compared to cash used of $636,583, net of $2,954 used by operating activities of discontinued operations for the three months ended June 30, 2021. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2022, no cash was provided or used by investing activities. During the three months ended June 30, 2021, cash provided by investing activities was $157,435, which consists of $200,000 in proceeds from a note receivable, offset by $50,000 paid to acquire intangible assets and $7,435 provided by investing activities of discontinued operations.

Financing Activities

During the three months ended June 30, 2022, cash flows provided by financing activities totaled $112,110, including $125,000 in gross proceeds from sales of the Company's common stock in a private placement, offset by $12,890 of principal payments on a note payable. Cash provided by financing activities for the three months ended June 30, 2021 included $62,660 gross proceeds from warrant exercises and was offset by $33,478 used in discontinued operations.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,078,211 at June 30, 2022. The Company had a working capital deficit of $3,997,819 at June 30, 2022, compared to a deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $292,043 for the three months ended June 30, 2022, compared to $636,583 used in operating activities, including $2,954 used in discontinued operations for the three months ended June 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2022.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2022, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2022, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

No new items to disclose.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC.

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

GB SCIENCES, INC.

Date: August 11, 2022	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

Date: August 11, 2022	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)