Form 10-Q
period 2022-09-30
GB SCIENCES INC
filed 2022-11-09
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 378,205,894 shares of common stock, par value $0.0001 per share, outstanding as of  November 9, 2022.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of March 31,
	2022	2022
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$657,754	$233,893
Prepaid expenses and other current assets	220,727	93,933
TOTAL CURRENT ASSETS	878,481	327,826
Intangible assets, net of accumulated amortization of $144,694 and $104,201 at September 30, 2022 and March 31, 2022, respectively	2,238,971	2,222,074
TOTAL ASSETS	$3,117,452	$2,549,900
CURRENT LIABILITIES:
Accounts payable	$1,581,823	$1,657,008
Accrued interest	425,915	384,769
Accrued liabilities	17,071	9,627
Notes and convertible notes payable and line of credit, net of unamortized discount of $18,176 and $1,765 at September 30, 2022 and March 31, 2022, respectively	1,169,919	987,565
Income taxes payable	896,495	896,495
TOTAL CURRENT LIABILITIES	4,091,223	3,935,464
Notes and convertible notes payable, net of unamortized discount of $52,529 and $99,489 at September 30, 2022 and March 31, 2022, respectively	219,597	397,308
TOTAL LIABILITIES	4,310,820	4,332,772
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY/(DEFICIT):
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 378,205,894 and 325,037,557 outstanding at September 30, 2022 and March 31, 2022, respectively	37,821	32,504
Additional paid-in capital	104,160,079	102,764,746
Accumulated deficit	(105,391,268)	(104,580,122)
TOTAL STOCKHOLDERS' DEFICIT	(1,193,368)	(1,782,872)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,117,452	$2,549,900

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2022	2021	2022	2021

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	275,839	411,545	735,357	904,951
LOSS FROM OPERATIONS	(275,839)	(411,545)	(735,357)	(904,951)
OTHER INCOME/(EXPENSE)
Interest expense	(37,218)	(95,244)	(75,789)	(160,498)
Other income	-	9,000	-	9,000
Total other expense	(37,218)	(86,244)	(75,789)	(151,498)
LOSS BEFORE INCOME TAXES	(313,057)	(497,789)	(811,146)	(1,056,449)
Income tax expense	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(313,057)	(497,789)	(811,146)	(1,056,449)
Loss from discontinued operations	-	(58,067)	-	(131,823)
NET LOSS	$(313,057)	$(555,856)	$(811,146)	$(1,188,272)

Net loss attributable to common stockholders of GB Sciences, Inc. - basic and diluted
Continuing operations	$(313,057)	$(497,789)	$(811,146)	$(1,056,449)
Discontinued operations	$-	$(58,067)	$-	$(131,823)
Net loss	$(313,057)	$(555,856)	$(811,146)	$(1,188,272)

Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$-	$(0.00)	$-	$(0.00)
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	346,269,298	317,429,078	336,062,449	316,557,100

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(811,146)	$(1,188,272)
Loss from discontinued operations	-	(131,823)
Net loss from continuing operations	(811,146)	(1,056,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,492	35,085
Stock-based compensation	13,000	39,000
Amortization of debt discount and beneficial conversion feature	30,548	104,499
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(126,794)	36,010
Accounts payable	(102,254)	(30,120)
Accrued expenses	7,444	27,414
Accrued interest	41,146	55,857
Net cash used in operating activities of continuing operations	(907,564)	(788,704)
Net cash provided by operating activities of discontinued operations	-	16,243
Net cash used in operating activities	(907,564)	(772,461)
INVESTING ACTIVITIES:
Proceeds from sale of Nevada subsidiaries	-	200,000
Acquisition of intangible assets	(30,320)	(100,000)
Net cash provided by/(used in) investing activities of continuing operations	(30,320)	100,000
Net cash provided by investing activities of discontinued operations	-	1,502
Net cash provided by/(used in) investing activities	(30,320)	101,502
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	-	62,660
Proceeds from issuing convertible note	-	50,000
Gross proceeds from issuing common stock	1,595,000	-
Brokerage fees for common stock sales	(207,350)	-
Principal payment on notes and convertible notes payable	(25,905)	-
Net cash provided by financing activities of continuing operations	1,361,745	112,660
Net cash used in financing activities of discontinued operations	-	(67,931)
Net cash provided by financing activities	1,361,745	44,729
Net change in cash and cash equivalents	423,861	(626,230)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,893	1,145,633
CASH AND CASH EQUIVALENTS AT END OF PERIOD	657,754	519,403
Less: cash and cash equivalents classified as discontinued operations	-	(124,078)
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$657,754	$395,325

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Six Months Ended September 30,
	2022	2021
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Compensation warrants issued to brokers in private placement	$145,150	$-
Depreciation capitalized in inventory (discontinued operations)	$-	$213,425
Accrued patent drafting and filing costs capitalized in intangible assets	$27,069	$189,880
Accrued brokerage fees for convertible notes and warrant exercises	$-	$12,776
Stock options issued as compensation for drafting and filing patent applications	$-	$28,800
Induced dividend from warrant exercises	$-	$163,017

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended September 30, 2022 and 2021

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2022	329,205,891	$32,921	$102,879,579	$(105,078,211)	$(2,165,711)

Stock issued for cash, net of offering costs	49,000,003	4,900	1,274,000	-	1,278,900
Share based compensation expense	-	-	6,500	-	6,500
Net loss	-	-	-	(313,057)	(313,057)
Balance at September 30, 2022	378,205,894	$37,821	$104,160,079	$(105,391,268)	$(1,193,368)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2021	317,429,078	$31,743	$102,619,471	$(104,681,665)	$(2,030,451)

Share based compensation expense	-	-	19,501	-	19,501
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Net loss	-	-	-	(555,856)	(555,856)
Balance at September 30, 2021	317,429,078	$31,743	$102,667,772	$(105,237,521)	$(2,538,006)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Six Months Ended September 30, 2022 and 2021

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Stock issued for cash, net of offering costs	53,168,337	5,317	1,382,333	-	1,387,650
Share based compensation expense	-	-	13,000	-	13,000
Net loss	-	-	-	(811,146)	(811,146)
Balance at September 30, 2022	378,205,894	$37,821	$104,160,079	$(105,391,268)	$(1,193,368)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Exercise of warrants for stock, net of issuance costs	2,088,667	209	56,185	-	56,394
Share based compensation expense	-	-	39,000	-	39,000
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Inducement dividend from warrant exercises	-	-	163,017	(163,017)	-
Net loss	-	-	-	(1,188,272)	(1,188,272)
Balance at September 30, 2021	317,429,078	$31,743	$102,667,772	$(105,237,521)	$(2,538,006)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
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

See Note 3.

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

At September 30, 2022, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the six months ended September 30, 2022 and 2021, was $40,492 and $28,829, respectively. The carrying amount of definite-lived intangible assets was $1,277,608 at September 30, 2022.

There were 18 United States patent applications that are pending as of September 30, 2022, and the corresponding patent assets are treated as indefinite-lived intangible assets. The carrying amount of the indefinite-lived patent assets was $943,667 at September 30, 2022. In addition, the Company had $17,696 of indefinite-lived trademark assets at September 30, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
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

Because the Company previously operated in the State-licensed cannabis industry through its now-deconsolidated Nevada Subsidiaries, gross profits from those subsidiaries was subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company was allowed to deduct expenses that were directly related to the production of its products, i.e. cost of goods sold, but was allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operating loss carryforwards ("NOLs"). The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 172,235,838 and 162,197,658 potentially dilutive common shares, related to convertible debt, warrants, and stock options, at  September 30, 2022 and September 30, 2021, respectively; however, those shares were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2022 and 2021, as their inclusion would have been antidilutive.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,391,268 at September 30, 2022. The Company had a working capital deficit of $3,212,742 at September 30, 2022, compared to a deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $907,564 for the six months ended September 30, 2022, compared to $772,461 used in operating activities, net of $16,243 provided by discontinued operations for the six months ended September 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through debt financings, a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

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
September 30, 2022
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

There were no assets and liabilities associated with discontinued operations as of September 30, 2022 and  March 31, 2022. The revenues and expenses associated with discontinued operations included in our unaudited condensed consolidated statement of operations for the three and six months ended September 30, 2021 were as follows:

	For the Three Months Ended September 30,
	2022			2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$-	$-	$-	$1,215,995	$1,215,995
Cost of goods sold	-	-	-	-	(1,020,913)	(1,020,913)
Gross profit	-	-	-	-	195,082	195,082
General and administrative expenses	275,839	-	275,839	411,545	108,790	520,335
INCOME/(LOSS) FROM OPERATIONS	(275,839)	-	(275,839)	(411,545)	86,292	(325,253)
OTHER INCOME/(EXPENSE)
Interest expense	(37,218)	-	(37,218)	(95,244)	(100,911)	(196,155)
Other income	-	-	-	9,000	-	9,000
Total other expense	(37,218)	-	(37,218)	(86,244)	(100,911)	(187,155)
LOSS BEFORE INCOME TAXES	(313,057)	-	(313,057)	(497,789)	(14,619)	(512,408)
Income tax expense	-	-	-	-	(43,448)	(43,448)
NET LOSS	$(313,057)	$-	$(313,057)	$(497,789)	$(58,067)	$(555,856)

	For the Six Months Ended September 30,
	2022			2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$-	$-	$-	$2,558,581	$2,558,581
Cost of goods sold	-	-	-	-	(2,239,954)	(2,239,954)
Gross profit	-	-	-	-	318,627	318,627
General and administrative expenses	735,357	-	735,357	904,951	192,868	1,097,819
INCOME/(LOSS) FROM OPERATIONS	(735,357)	-	(735,357)	(904,951)	125,759	(779,192)
OTHER INCOME/(EXPENSE)
Interest expense	(75,789)	-	(75,789)	(160,498)	(203,242)	(363,740)
Other income	-	-	-	9,000	20,891	29,891
Total other expense	(75,789)	-	(75,789)	(151,498)	(182,351)	(333,849)
LOSS BEFORE INCOME TAXES	(811,146)	-	(811,146)	(1,056,449)	(56,592)	(1,113,041)
Income tax expense	-	-	-	-	(75,231)	(75,231)
NET LOSS	$(811,146)	$-	$(811,146)	$(1,056,449)	$(131,823)	$(1,188,272)

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

At September 30, 2022, the outstanding balance of the note was $78,221, and accrued interest was $189. The Company made payments totaling $15,000 during the six months ended September 30, 2022, of which $1,984 represented interest payments, and $13,016 was applied to the principal balance of the note.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $6,883 on the new notes during the six months ended September 30, 2022, of which $3,936 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $59,099 and the remaining unamortized discount was $22,318 at September 30, 2022.

Three convertible notes totaling $1,060,000 held by the same investor remained outstanding during the year ended March 31, 2022. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor ($500k Notes"), and one convertible note in the amount of  $560,000 ("$560k Note") remained outstanding plus accrued interest on all three notes totaling $294,497. The notes do not provide for a default penalty or penalty interest rate. On September 28, 2022, the Company entered into the $560,000 Note Extension Agreement ("$560k Extension") with the investor. The $560k Extension provides that the due date of the $560,000 Note is extended to October 1, 2023, and the interest rate of the $560k Note is increased to 8% per annum beginning October 1, 2022. In addition, the Company agreed to make immediate payment of the outstanding accrued interest balance of $129,534 on the $500k Notes. The Company made the payment of $129,534 on October 5, 2022 and no principal or accrued interest balances remain outstanding on the $500k Notes.

At September 30, 2022, the accrued interest balance outstanding on the $560k Note due October 1, 2023 was $173,432. Interest expense was $16,846 for the six months ended September 30, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

At September 30, 2022, a $300,000 note ("$300k Note") and a $25,000 note ("$25k Note") due January 18, 2022, and a $50,000 note due July 1, 2022 ("$50k Note") have passed their original maturity dates. On September 28, 2022, the Company entered into the $300,000 Note Extension Agreement ("$300k Extension") with the holder of the $300k Note, which extends the maturity date of that note to October 1, 2023 and increases the interest rate to 8% per annum beginning October 1, 2022. The $25k Note and $50k Note remain in default and the Company intends to negotiate terms of an extension with the note holders. The notes do not provide for a default penalty or a penalty interest rate.

At September 30, 2022, notes with a carrying amount of $375,000 were included in short term notes and convertible notes payable, net of unamortized discounts of $0. Notes with a carrying amount of $197,471 were included in long term notes and convertible notes payable, net of unamortized discounts of $52,529. Interest expense related to the notes was $41,273 for the six months ended September 30, 2022, which includes $28,785 from amortization of the note discounts.

Summary of Notes and Convertible Notes Payable

As of September 30, 2022, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of September 30, 2022
	Face Value	Discount	Carrying Value
8% Note Payable dated October 23, 2017 (as amended), current portion	$56,095	$-	$56,095
8% Convertible promissory note payable due October 1, 2023	560,000	-	560,000
8% Convertible note payable due October 1, 2023	300,000	-	300,000
6% Convertible notes payable due January 18, 2022	25,000	-	25,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(18,176)	178,824
Total short-term notes and convertible notes payable	$1,188,095	$(18,176)	$1,169,919

6% Convertible note payable due December 31, 2023	$250,000	$(52,529)	$197,471
8% Note Payable dated October 23, 2017 (as amended), long term portion	22,126	-	22,126
Total long term convertible notes payable classified as continuing operations	$272,126	$(52,529)	$219,597

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)

Note 5 – Capital Transactions

Sale of Common Stock and Warrants

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. On September 9, 2022, the Company entered into the Amendment to the Placement Agent's Agreement which extended the placement to November 30, 2022 and increased the amount to $2,000,000, all other terms remaining the same.  During the six months ended September 30, 2022, the Company received $1,387,650 under the private placement, net of brokerage fees of $207,350, and issued 53,168,337 shares of its common stock and 53,168,337 warrants to purchase one share of the Company's common stock at $0.10 for five years.

As the result of the units sold to date under the private placement, the Company will issue its brokers 5,316,834 compensation warrants to purchase one share of the Company's common stock at $0.03 per share for a period of five years. The Company valued the compensation warrants at $0.0273 using the Black-Scholes model.

Employee Option Grant

On August 25, 2022, the Board of Directors approved a commitment to grant options to a total of seven persons which include the officers and directors of the Company, who will be instrumental in obtaining an up-listing of the common shares of the Company onto the NASDAQ Stock Market.  The Options will be granted to the employees on the effective date of the up-listing (the “Effective Date”), and will equal options sufficient to purchase 13% of the issued and outstanding common shares of the Company on a fully diluted basis, as of the Effective Date.  The exercise price of one Option will equal 80% of the value of one share of common stock on the Effective Date. The options will be accounted for once the performance condition (the up-listing) is probable.

Note 6 – Commitments and Contingencies

On April 11, 2022, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by an individual who alleges he was shot by a security guard at the Teco Facility in May of 2020. The alleged incident occurred after the claimant broke into the Teco Facility during closing hours. GB Sciences, Inc. and its former subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC, along with the security provider, Protective Force International, Inc. ("PFI"), were named as defendants in the lawsuit. The Company denies any liability and intends to vigorously defend the lawsuit. The Company holds a certificate of insurance with the insurer for PFI and the insurer accepted the Company's defense tender on September 28, 2022. The insurance policy covers up to $1,000,000 for each occurrence. We are unable to make any determination at this time as to the likelihood or amount of damages.

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

Note 7 – Related Party Transactions

There were no transactions with related parties during the six months ended September 30, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

Note 9 – Subsequent Events

On October 5, 2022, the Company made an interest payment of $129,534 as payment in full of the remaining accrued interest balances on the $500k Notes (see Note 4).

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

General and administrative expenses	$275,839	$411,545	$735,357	$904,951
LOSS FROM OPERATIONS	(275,839)	(411,545)	(735,357)	(904,951)
OTHER INCOME/(EXPENSE)
Interest and other income, net	(37,218)	(86,244)	(75,789)	(151,498)
LOSS BEFORE INCOME TAXES	(313,057)	(497,789)	(811,146)	(1,056,449)
Income tax expense	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	$(313,057)	$(497,789)	$(811,146)	$(1,056,449)

Comparison of the Three and Six Months Ended September 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses decreased by $135,706 to $275,839 for the three months ended September 30, 2022, compared to $411,545 for the three months ended September 30, 2021, and decreased by $169,594 to $735,357 for the six months ended September 30, 2022 compared to $904,951 for the six months ended September 30, 2021. The decrease is attributable primarily to the completion of a research contract with Michigan State University for which the Company had recorded expense of $100,690 in the prior six month period. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest and Other Income

Interest expense decreased by $58,026 to $37,218 for the three months ended September 30, 2022, compared to $95,244 in the prior year quarter. Other income was $9,000 in the prior year quarter. For the six months ended September 30, 2022, interest expense decreased by $84,709 to $75,789 compared to $160,498 in the six months ended September 30, 2021, and other income was $9,000 for the prior year six months.

The decrease in both periods is attributable to less debt outstanding as the result of the repayment of $500,000 debt principal during the March 31, 2022 quarter and a decrease in amortization expense from debt discounts during the current year period as the result of prior amortization of discounts on outstanding debt.

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

At  September 30, 2022, cash was $657,754, other current assets excluding cash were $220,727, and our working capital deficit was $3,212,742. Current liabilities were $4,091,223 and consisted principally of $1,581,823 in accounts payable, $442,986 in accrued liabilities, $1,169,919 in notes and convertible notes payable, and and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $896,495.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $907,564 for the six months ended September 30, 2022, compared to cash used of $772,461, net of $16,243 provided by operating activities of discontinued operations for the six months ended September 30, 2021. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2022, $30,320 was used in investing activities for the acquisition of intangible assets. During the six months ended September 30, 2021, cash provided by investing activities was $101,502, which consists of $200,000 in proceeds from the sale of the Nevada Subsidiaries, offset by $100,000 paid to acquire intangible assets and $1,502 provided by investing activities of discontinued operations.

Financing Activities

During the six months ended September 30, 2022, cash flows provided by financing activities totaled $1,361,745, including $1,595,000 in gross proceeds from sales of the Company's common stock in a private placement, offset by $207,350 in brokerage fees and $25,905 of principal payments on a note payable. Cash provided by financing activities for the six months ended September 30, 2021 included $62,660 proceeds from warrant exercises and $50,000 proceeds from a convertible note, offset by $67,931 used in discontinued operations.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,391,268 at September 30, 2022. The Company had a working capital deficit of $3,212,742 at September 30, 2022, compared to a deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $907,564 for the six months ended September 30, 2022, compared to $772,461 used in operating activities, net of $16,243 provided by discontinued operations for the six months ended September 30, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through debt financings, a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2022, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2022, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
10.1	$300,000 Note Extension Agreement between Registrant and Dickinson Hughes, LLC
10.2	$560,000 Note Extension Agreement between Registrant and Robert Moody, Jr.
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GB SCIENCES, INC.

Date: November 8, 2022	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

Date: November 8, 2022	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)