Form 10-Q
period 2022-12-31
GB SCIENCES INC
filed 2023-02-03
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________________

FORM 10-Q

__________________________

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 000-55462

GB SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or organization)	59-3733133 (IRS Employer I.D. No.)

9205 W. Russell Road, Suite 240

Las Vegas, Nevada 89148

Phone: (866) 721-0297

(Address and telephone number of

principal executive offices)

3550 W. Teco Ave., Las Vegas, NV 89118

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

There were 379,205,894 shares of common stock, par value $0.0001 per share, outstanding as of  February 3, 2023.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of March 31,
	2022	2022
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$274,038	$233,893
Prepaid expenses and other current assets	159,185	93,933
TOTAL CURRENT ASSETS	433,223	327,826
Intangible assets, net of accumulated amortization of $165,861 and $104,201 at December 31, 2022 and March 31, 2022, respectively	2,358,703	2,222,074
TOTAL ASSETS	$2,791,926	$2,549,900
CURRENT LIABILITIES:
Accounts payable	$1,751,820	$1,657,008
Accrued interest	322,140	384,769
Accrued liabilities	37,950	9,627
Notes and convertible notes payable and line of credit, net of unamortized discount of $55,915 and $1,765 at December 31, 2022 and March 31, 2022, respectively	1,387,682	987,565
Income taxes payable	896,495	896,495
TOTAL CURRENT LIABILITIES	4,396,087	3,935,464
Notes and convertible notes payable, net of unamortized discount of $0 and $99,489 at December 31, 2022 and March 31, 2022, respectively	7,546	397,308
TOTAL LIABILITIES	4,403,633	4,332,772
Commitments and contingencies (Note 6)
STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 379,205,894 and 325,037,557 outstanding at December 31, 2022 and March 31, 2022, respectively	37,921	32,504
Additional paid-in capital	104,190,412	102,764,746
Accumulated deficit	(105,840,040)	(104,580,122)
TOTAL STOCKHOLDERS' DEFICIT	(1,611,707)	(1,782,872)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,791,926	$2,549,900

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,

	2022	2021	2022	2021

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	407,302	512,788	1,142,658	1,417,738
LOSS FROM OPERATIONS	(407,302)	(512,788)	(1,142,658)	(1,417,738)
OTHER INCOME/(EXPENSE)
Interest expense	(41,470)	(159,478)	(117,260)	(319,976)
Gain on deconsolidation	-	5,206,208	-	5,206,208
Other expense	-	(15,639)	-	(6,639)
Total other income/(expense)	(41,470)	5,031,091	(117,260)	4,879,593
GAIN/(LOSS) BEFORE INCOME TAXES	(448,772)	4,518,303	(1,259,918)	3,461,855
Income tax expense	-	-	-	-
GAIN/(LOSS) FROM CONTINUING OPERATIONS	(448,772)	4,518,303	(1,259,918)	3,461,855
Loss from discontinued operations	-	(192,766)	-	(324,590)
NET INCOME/(LOSS)	$(448,772)	$4,325,537	$(1,259,918)	$3,137,265

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - basic
Continuing operations	$(448,772)	$4,518,303	$(1,259,918)	$3,461,855
Discontinued operations	$-	$(192,766)	$-	$(324,590)
Net income/(loss)	$(448,772)	$4,325,537	$(1,259,918)	$3,137,265

Net income/(loss) attributable to common stockholders of GB Sciences, Inc. - diluted
Continuing operations	$(448,772)	$4,358,861	$(1,259,918)	$3,347,016
Discontinued operations	$-	$(192,766)	$-	$(324,590)
Net income/(loss)	$(448,772)	$4,166,095	$(1,259,918)	$3,022,426

Net income/(loss) per common share – basic
Continuing operations	$(0.00)	$0.01	$(0.00)	$0.01
Discontinued operations	$-	$(0.00)	$-	$(0.00)
Net income/(loss)	$(0.00)	$0.01	$(0.00)	$0.01

Net income/(loss) per common share – diluted
Continuing operations	$(0.00)	$0.01	$(0.00)	$0.01
Discontinued operations	$-	$(0.00)	$-	$(0.00)
Net income/(loss)	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average common shares outstanding - basic	378,912,416	317,435,744	350,397,710	316,853,591
Weighted average common shares outstanding - diluted	378,912,416	342,320,490	350,397,710	343,464,913

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net (loss)/income	$(1,259,918)	$3,137,265
Loss from discontinued operations	-	(324,590)
Net (loss)/income from continuing operations	(1,259,918)	3,461,855
Adjustments to reconcile net loss/(income) to net cash used in operating activities:
Depreciation and amortization	61,660	53,424
Stock-based compensation	17,333	54,167
Amortization of debt discount and beneficial conversion feature	45,339	227,537
Gain on deconsolidation	-	(5,206,208)
Loss on disposal	-	15,639
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,252)	143,904
Accounts payable	(71,827)	899,415
Accrued expenses	28,323	(855,172)
Accrued interest	(62,629)	92,296
Net cash used in operating activities of continuing operations	(1,306,971)	(1,113,143)
Net cash used in operating activities of discontinued operations	-	(87,772)
Net cash used in operating activities	(1,306,971)	(1,200,915)
INVESTING ACTIVITIES:
Proceeds from sale of Nevada subsidiaries	-	1,648,772
Acquisition of intangible assets	(31,650)	(100,000)
Net cash provided by/(used in) investing activities of continuing operations	(31,650)	1,548,772
Net cash provided by investing activities of discontinued operations	-	1,567
Net cash provided by/(used in) investing activities	(31,650)	1,550,339
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	-	62,660
Proceeds from issuing convertible note	-	50,000
Gross proceeds from issuing common stock	1,625,000	-
Brokerage fees for common stock sales	(211,250)	-
Principal payment on notes and convertible notes payable	(34,984)	-
Net cash provided by financing activities of continuing operations	1,378,766	112,660
Net cash used in financing activities of discontinued operations	-	(103,387)
Net cash provided by financing activities	1,378,766	9,273
Net change in cash and cash equivalents	40,145	358,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,893	1,145,633
CASH AND CASH EQUIVALENTS AT END OF PERIOD	274,038	1,504,330
Less: cash and cash equivalents classified as discontinued operations	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD FROM CONTINUING OPERATIONS	$274,038	$1,504,330

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash paid for interest	$134,550	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Compensation warrants issued to brokers in private placement	$147,879	$-
Depreciation capitalized in inventory (discontinued operations)	$-	$349,015
Accrued patent drafting and filing costs capitalized in intangible assets	$166,639	$342,086
Note receivable from sale of Nevada subsidiaries	$-	$3,025,000
Extinguishment of debt and accrued interest owed to the purchasers of Nevada subsidiaries and purchasers' affiliates	$-	$2,612,854
Extinguishment of accrued management fees payable to purchaser of Nevada subsidiaries	$-	$850,000
Stock options issued as compensation for drafting and filing patent applications	$-	$28,800
Induced dividend from warrant exercises	$-	$163,017

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Three Months Ended December 31, 2022 and 2021

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2022	378,205,894	$37,821	$104,160,079	$(105,391,268)	$(1,193,368)

Stock issued for cash, net of offering costs	1,000,000	100	26,000	-	26,100
Share based compensation expense	-	-	4,333	-	4,333
Net loss	-	-	-	(448,772)	(448,772)
Balance at December 31, 2022	379,205,894	$37,921	$104,190,412	$(105,840,040)	$(1,611,707)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2021	317,429,078	$31,743	$102,667,772	$(105,237,521)	$(2,538,006)

Adjustment to prior period warrant exercise	6,666	1	(1)	-	-
Share based compensation expense	-	-	15,167	-	15,167
Net income	-	-	-	4,325,537	4,325,537
Balance at December 31, 2021	317,435,744	$31,744	$102,682,938	$(100,911,984)	$1,802,698

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

 For the Nine Months Ended December 31, 2022 and 2021

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Stock issued for cash, net of offering costs	54,168,337	5,417	1,408,333	-	1,413,750
Share based compensation expense	-	-	17,333	-	17,333
Net loss	-	-	-	(1,259,918)	(1,259,918)
Balance at December 31, 2022	379,205,894	$37,921	$104,190,412	$(105,840,040)	$(1,611,707)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Exercise of warrants for stock, net of issuance costs	2,095,333	210	56,184	-	56,394
Share based compensation expense	-	-	54,167	-	54,167
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Inducement dividend from warrant exercises	-	-	163,017	(163,017)	-
Net income	-	-	-	3,137,265	3,137,265
Balance at December 31, 2021	317,435,744	$31,744	$102,682,938	$(100,911,984)	$1,802,698

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

Principles of Consolidation

We prepare our consolidated interim financial statements in accordance with generally accepted accounting principles (GAAP) for the United States of America. Our consolidated financial statements include all operating divisions and majority-owned subsidiaries, reported as a single operating segment, for which we maintain controlling interests. Intercompany accounts and transactions have been eliminated in consolidation. All subsidiaries were wholly owned by the Company for the periods presented.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

At December 31, 2022, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the nine months ended December 31, 2022 and 2021, was $61,660 and $28,829, respectively. The carrying amount of finite-lived intangible assets was $1,324,785 at December 31, 2022.

There were 18 United States patent applications that are pending as of December 31, 2022, and the corresponding patent assets are treated as indefinite-lived intangible assets. The carrying amount of the indefinite-lived patent assets was $1,010,471 at December 31, 2022. In addition, the Company had $23,447 of indefinite-lived trademark assets at December 31, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
December 31, 2022
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

Earnings and loss per Share

The Company’s basic earnings and loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 173,786,468 and 131,059,194 potentially dilutive common shares, related to convertible debt, warrants, and stock options, at  December 31, 2022 and December 31, 2021, respectively; however, those shares were not included in the computation of diluted net loss per share for the nine months ended December 31, 2022, as their inclusion would have been antidilutive. Of the potentially dilutive shares at December 31, 2021, 106,174,448 and 104,447,872 were not included in the computation of  diluted EPS for the three and nine months ended December 31, 2021, respectively, as their inclusion would have been antidilutive. The computation of diluted EPS for the three and nine months ended December 31, 2021 is as follows:

	For the Three Months Ended December 31, 2021
Diluted EPS Computation	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income from continuing operations available to common stockholders	$4,518,303	-	$-
Plus: Income impact of assumed conversions
Interest expense on convertible notes payable	(159,442)	-	-
Effect of assumed conversions	(159,442)	-	-
Income from continuing operations plus assumed conversions	4,358,861	-	-
Net loss from discontinued operations available to common stockholders	(192,766)	-	-
Net income available to common stockholders	$4,166,095	-	$-

Weighted-average common shares outstanding	-	317,435,744	-
Plus: incremental shares from assumed conversions
Warrants	-	6,174,746	-
Convertible notes payable	-	18,710,000	-
Dilutive potential common shares	-	24,884,746	-
Adjusted weighted-average shares	-	342,320,490	-

Diluted EPS
Net income from continuing operations	$4,358,861	342,320,490	$0.01
Net loss from discontinued operations	$(192,766)	342,320,490	$(0.00)
Net income	$4,166,095	342,320,490	$0.01

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(unaudited)

	For the Nine Months Ended December 31, 2021
Diluted EPS Computation	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income from continuing operations available to common stockholders	$3,461,855	-	$-
Plus: Income impact of assumed conversions
Interest expense on convertible notes payable	(114,839)	-	-
Effect of assumed conversions	(114,839)	-	-
Income from continuing operations plus assumed conversions	3,347,016	-	-
Net loss from discontinued operations available to common stockholders	(324,590)	-	-
Net income available to common stockholders	$3,022,426	-	$-

Weighted-average common shares outstanding	-	316,853,591	-
Plus: incremental shares from assumed conversions
Warrants	-	7,695,439	-
Options	-	205,882	-
Convertible notes payable	-	18,710,000	-
Dilutive potential common shares	-	26,611,322	-
Adjusted weighted-average shares	-	343,464,913	-

Diluted EPS
Net income from continuing operations	$3,347,016	343,464,913	$0.01
Net loss from discontinued operations	$(324,590)	343,464,913	$(0.00)
Net income	$3,022,426	343,464,913	$0.01

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

Standards Not Yet Adopted

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The Company will adopt this ASU for the fiscal year beginning April 1, 2023 and does not expect a material impact on its financial statements.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(unaudited)

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,840,040 at December 31, 2022. The Company had a working capital deficit of $3,962,864 at December 31, 2022, compared to a deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $1,306,971 for the nine months ended December 31, 2022, compared to $1,200,915 used in operating activities, including $87,772 used in discontinued operations for the nine months ended December 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
December 31, 2022
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

There were no assets and liabilities associated with discontinued operations as of December 31, 2022 and  March 31, 2022. The revenues and expenses associated with discontinued operations included in our unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2021 were as follows:

	For the Three Months Ended December 31,
	2022			2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$-	$-	$-	$811,231	$811,231
Cost of goods sold	-	-	-	-	(832,668)	(832,668)
Gross loss	-	-	-	-	(21,437)	(21,437)
General and administrative expenses	407,302	-	407,302	512,788	71,648	584,436
LOSS FROM OPERATIONS	(407,302)	-	(407,302)	(512,788)	(93,085)	(605,873)
OTHER INCOME/(EXPENSE)
Interest expense	(41,470)	-	(41,470)	(159,478)	(99,681)	(259,159)
Gain on deconsolidation	-	-	-	5,206,208	-	5,206,208
Other expense	-	-	-	(15,639)	-	(15,639)
Total other income/(expense)	(41,470)	-	(41,470)	5,031,091	(99,681)	4,931,410
GAIN/(LOSS) BEFORE INCOME TAXES	(448,772)	-	(448,772)	4,518,303	(192,766)	4,325,537
Income tax expense	-	-	-	-	-	-
NET INCOME/(LOSS)	$(448,772)	$-	$(448,772)	$4,518,303	$(192,766)	$4,325,537

	For the Nine Months Ended December 31,
	2022			2021
	Continuing	Discontinued	Total	Continuing	Discontinued	Total
Sales revenue	$-	$-	$-	$-	$3,369,812	$3,369,812
Cost of goods sold	-	-	-	-	(3,072,622)	(3,072,622)
Gross profit	-	-	-	-	297,190	297,190
General and administrative expenses	1,142,658	-	1,142,658	1,417,738	264,515	1,682,253
INCOME/(LOSS) FROM OPERATIONS	(1,142,658)	-	(1,142,658)	(1,417,738)	32,675	(1,385,063)
OTHER INCOME/(EXPENSE)
Interest expense	(117,260)	-	(117,260)	(319,976)	(302,924)	(622,900)
Gain on deconsolidation	-	-	-	5,206,208	-	5,206,208
Other income/(expense)	-	-	-	(6,639)	20,890	14,251
Total other income/(expense)	(117,260)	-	(117,260)	4,879,593	(282,034)	4,597,559
GAIN/(LOSS) BEFORE INCOME TAXES	(1,259,918)	-	(1,259,918)	3,461,855	(249,359)	3,212,496
Income tax expense	-	-	-	-	(75,231)	(75,231)
NET INCOME/(LOSS)	$(1,259,918)	$-	$(1,259,918)	$3,461,855	$(324,590)	$3,137,265

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

At December 31, 2022, the outstanding balance of the note was $69,143, and accrued interest was $712. The Company made regular payments totaling $40,000 during the nine months ended December 31, 2022, of which $5,016 represented interest payments, and $34,984 was applied to the principal balance of the note.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $21,295 on the new notes during the nine months ended December 31, 2022, of which $12,389 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $65,058 and the remaining unamortized discount was $13,865 at December 31, 2022.

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

At December 31, 2022, the accrued interest balance outstanding on the $560k Note due October 1, 2023 was $184,723. Interest expense was $28,138 for the nine months ended December 31, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

A $300,000 note ("$300k Note"), a $25,000 note ("$25k Note") due January 18, 2022, and a $50,000 note due July 1, 2022 ("$50k Note") have passed their original maturity dates. On September 28, 2022, the Company entered into the $300,000 Note Extension Agreement ("$300k Extension") with the holder of the $300k Note, which extends the maturity date of that note to October 1, 2023 and increases the interest rate to 8% per annum beginning October 1, 2022. The $25k Note and $50k Note remain in default and the Company intends to negotiate terms of an extension with the note holders. The notes do not provide for a default penalty or a penalty interest rate.

At December 31, 2022, notes with a carrying amount of $582,950 were included in short term notes and convertible notes payable, net of unamortized discounts of $42,050. Interest expense related to the notes was $62,715 for the nine months ended December 31, 2022, which includes $32,949 from amortization of the note discounts.

Summary of Notes and Convertible Notes Payable

As of December 31, 2022, the following notes payable were recorded in the Company’s consolidated balance sheet:

	As of December 31, 2022
	Face Value	Discount	Carrying Value
8% Note Payable dated October 23, 2017 (as amended), current portion	$61,597	$-	$61,597
8% Convertible promissory note payable due October 1, 2023	560,000	-	560,000
8% Convertible note payable due October 1, 2023	300,000	-	300,000
6% Convertible notes payable due January 18, 2022	25,000	-	25,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(13,865)	183,135
6% Convertible note payable due December 31, 2023	250,000	(42,050)	207,950
Total short-term notes and convertible notes payable	$1,443,597	$(55,915)	$1,387,682

8% Note Payable dated October 23, 2017 (as amended), long term portion	7,546	-	7,546
Total long term convertible notes payable classified as continuing operations	$7,546	$-	$7,546

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(unaudited)

Note 5 – Capital Transactions

Sale of Common Stock and Warrants

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. On September 9, 2022, the Company entered into the Amendment to the Placement Agent's Agreement which extended the placement to November 30, 2022 and increased the amount to $2,000,000, all other terms remaining the same.  During the nine months ended December 31, 2022, the Company received $1,413,750 under the private placement, net of brokerage fees of $211,250, and issued 54,168,337 shares of its common stock and 54,168,337 warrants to purchase one share of the Company's common stock at $0.10 for five years.

As the result of the units sold to date under the private placement, the Company will issue its brokers 5,416,834 compensation warrants to purchase one share of the Company's common stock at $0.03 per share for a period of five years. The Company valued the compensation warrants at $0.0273 or $147,879 using the Black-Scholes model.

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

None.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

None.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

General and administrative expenses	$407,302	$512,788	$1,142,658	$1,417,738
LOSS FROM OPERATIONS	(407,302)	(512,788)	(1,142,658)	(1,417,738)
OTHER INCOME/(EXPENSE)
Interest expense	(41,470)	(159,478)	(117,260)	(319,976)
Gain on deconsolidation	-	5,206,208	-	5,206,208
Other expense	-	(15,639)	-	(6,639)
GAIN/(LOSS) BEFORE INCOME TAXES	(448,772)	4,518,303	(1,259,918)	3,461,855
Income tax expense	-	-	-	-
GAIN/(LOSS) FROM CONTINUING OPERATIONS	$(448,772)	$4,518,303	$(1,259,918)	$3,461,855

Comparison of the Three and Nine Months Ended December 31, 2022 and 2021

General and Administrative Expenses

General and administrative expenses decreased by $105,486 to $407,302 for the three months ended December 31, 2022, compared to $512,788 for the three months ended December 31, 2021, and decreased by $275,080 to $1,142,658 for the nine months ended December 31, 2022 compared to $1,417,738 for the nine months ended December 31, 2021. The decrease is attributable in part to the completion of a research contract with Michigan State University for which the Company had recorded expense of $100,690 in the prior nine month period. In addition, the Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest and Other Income

Interest expense decreased by $118,008 to $41,470 for the three months ended December 31, 2022, compared to $159,478 in the prior year quarter. Other expense was $15,639 in the prior year quarter. For the nine months ended December 31, 2022, interest expense decreased by $202,716 to $117,260 compared to $319,976 in the nine months ended December 31, 2021, and other expense was $6,639 for the prior year nine months.

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

At  December 31, 2022, cash was $274,038, other current assets excluding cash were $159,185, and our working capital deficit was $3,962,864. Current liabilities were $4,396,087 and consisted principally of $1,751,820 in accounts payable, $360,090 in accrued liabilities, $1,387,682 in notes and convertible notes payable, and and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $896,495.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $1,306,971 for the nine months ended December 31, 2022, compared to cash used of $1,200,915, including $87,772 used in operating activities of discontinued operations for the nine months ended December 31, 2021. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2022, $31,650 was used in investing activities for the acquisition of intangible assets. During the nine months ended December 31, 2021, cash provided by investing activities was $1,550,339, which consists of $1,648,772 in proceeds from the sale of the Nevada Subsidiaries, offset by $100,000 paid to acquire intangible assets and $1,567 provided by investing activities of discontinued operations.

Financing Activities

During the nine months ended December 31, 2022, cash flows provided by financing activities totaled $1,378,766, including $1,625,000 in gross proceeds from sales of the Company's common stock in a private placement, offset by $207,350 in brokerage fees and $34,984 of principal payments on a note payable. Cash provided by financing activities for the nine months ended December 31, 2021 included $62,660 proceeds from warrant exercises and $50,000 proceeds from a convertible note, offset by $103,387 used in discontinued operations.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $105,840,040 at December 31, 2022. The Company had a working capital deficit of $3,962,864 at December 31, 2022, compared to a deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $1,306,971 for the nine months ended December 31, 2022, compared to $1,200,915 used in operating activities, including $87,772 used in discontinued operations for the nine months ended December 31, 2021. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2022, the disclosure controls and procedures were not effective due to material weaknesses as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2022, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

GB SCIENCES, INC.

Date: February 3, 2023	By:	/s/ John Poss
John Poss, Chief Executive Officer (Principal Executive Officer)

GB SCIENCES, INC.

Date: February 3, 2023	By:	/s/ Zach Swarts
Zach Swarts, Chief Financial Officer (Principal Financial Officer)