Form 10-K
period 2023-03-31
GB SCIENCES INC
filed 2023-07-14
CIK 1165320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 2022, was approximately $11.3 million.

Total shares outstanding on July 14, 2023, were 381,872,561

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six U.S. and five foreign patents issued, one US and three foreign patents allowed, as well as 18 U.S. and 55 foreign patent-pending applications.

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

Several more of GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On December 1, 2022, the Israeli (IL) Patent was allowed, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease.

GBSGB’s intellectual property covers a range of over 65 medical conditions, from which five drug development programs are in the preclinical stage of drug development including our formulations for Parkinson’s disease ("PD"), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. The Company’s primary focus is on preparing its lead program for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Depending on the results of ongoing preclinical studies, the Company intends to move forward with clinical trials for its chronic pain and COVID-related cytokine release syndrome therapies after PD. The Company’s formulations for chronic pain, anxiety, and depression are currently in preclinical animal studies with researchers at the National Research Council Canada. The Company recently received proof-of-concept data supporting its kava-inspired anxiety formulations. The Company also has positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii. The Company runs a lean drug development program through GBSGB and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Our productive research and development network includes distinguished universities, hospitals, and Contract Research Organizations.

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

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000. Effective August 15, 2019, Shareholders of the Company approved an increase in authorized capital shares from 400,000,000 to 600,000,000. Effective March 09, 2023, Shareholders of the Company approved an increase in authorized capital shares from 600,000,000 to 950,000,000.

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

Recently, the Company has received positive preclinical results supporting the efficacy of its proprietary kava-based formulas designed for the treatment of anxiety, which were obtained as a part of its on-going preclinical study of kava-inspired formulations for the treatment of anxiety or depression. The Company is addressing the growing need for anxiety and depression medications with non-psychedelic kava-based formulations. As mental health disorders increasingly impact global populations, Gb Sciences is developing psychotropic but non-psychedelic treatments for anxiety and depression that compete with the emerging billion-dollar psychedelic companies. Gb Sciences’ psychotropic kava-inspired formulas enhance mood, but they do not have potentially unwanted psychedelic side-effects. The National Research Council of Canada (“NRC”) has been testing the Company’s proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety. For these novel psychotropic drug candidates, the Company used their AI-enabled PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Company’s novel psychotropic formulations have been tested in preclinical trials at the Zebrafish Toxicology, Genomics and Neurobiology Lab at the NRC, led by Dr. Lee Ellis, Research Officer and Team Lead. The ongoing work between the NRC and the Company has produced strong and applicable data for the evaluation of its therapies, and this trial could provide novel treatment options for patients with depression and anxiety.

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

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

Several more of GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On December 1, 2022, the Israeli (IL) Patent was allowed, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease.

Drug Development Progress

The Company has made significant strides in the past year with respect to both its drug discovery research and product development programs. The Company, through GBSGB, has five preclinical phase product development programs and is aggressively preparing its lead formulations for the treatment of Parkinson’s disease for a first-in-human clinical trial. Our lead program in Parkinson’s disease is being prepared for a first-in-human trial through the following essential steps: a) creating clinical prototypes by combining our proprietary Parkinson’s formulas with a convenient oral delivery system; b) performing a dose response study in rodents to establish the correct range of active ingredients for our first-in-human trial; c) performing necessary ADMET (Absorption, Distribution, Metabolism, Excretion, and Toxicology) tests on the clinical prototypes; and d) selecting a Contract Research Organization (CRO) to prepare an Investigational New Drug (IND) application to the US FDA to begin our first-in-human trial. In addition to our work in preparing the Parkinson’s formulation for a First-in-Human trial, the Company’s chronic pain, anxiety, and depression formulations are currently in preclinical animal studies with Dr. Lee Ellis of the National Research Council ("NRC") Canada in Halifax, Nova Scotia. Based on our positive preclinical, proof-of-concept data supporting our minimum essential mixtures for the treatment of Cytokine Release Syndrome in COVID-19 (COVID-CRS) and other severe hyperinflammatory conditions, the Company’s lead COVID-CRS candidates will be optimized in late-stage preclinical studies with Dr. Norbert Kaminski at Michigan State University.

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

This year, we have successfully created clinical prototypes of our top three performing cannabinoid-containing Parkinson’s formulations with Catalent Pharma based on incorporating our proprietary cannabinoid formulations for Parkinson’s disease into Catalent Pharma’s proprietary Zydis® delivery system. Catalent Pharma’s Zydis® delivery system is an Orally Disintegrating Tablet format (“ODT”) that should be ideal for delivering our cannabinoid-ratio controlled formulations to Parkinson’s patients. More than 50% of Parkinson’s patients have trouble swallowing, but the Zydis® format delivers the active ingredients into the mouth by dispersion without needing water or the ability to swallow. To ready the Company’s Parkinson’s disease therapies for a First-in-Human trial, the initial clinical prototypes of our Defined Cannabinoid Ratio (DCR)-MEM have been formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet technology and they are being evaluated in stability and functional testing. As mentioned above, the ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. Previously, the Company has completed two proof-of-concept studies for its MEM. Now, the Company has completed a Feasibility Study that has produced the clinical prototypes for its DCR-MEM. The Company selected Catalent for the delivery of their PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel therapeutic mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of the Company's proprietary APIs.

Additionally, the Company has successfully completed our required dose response study in a rodent model of Parkinson’s disease, which will help us to establish the correct dosing for our first-in-human trial. The University of Lethbridge completed this study in February of 2023, and the final report has recently been delivered to us for our usage. Prior to filing our IND application, we must conduct ADMET testing on the clinical prototypes of our Parkinson’s medication being formulated for us by Catalent Pharma. The Company has identified a Contract Research Organization that will perform the ADMET testing. In the IND application for our novel Parkinson’s disease therapy, the ADMET testing data will be combined with the Chemistry Manufacturing and Controls (CMC) data prepared by Catalent Pharma and our proof-of-concept data (National Research Council Canada). In the near future, we expect to announce the selection of the Contract Research Organization that will write the IND-application and run the first-in-human trials for our novel treatment for the motor symptoms of Parkinson’s disease.

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

The Company received positive proof-of-concept data from a human immune cell model supporting the efficacy of their proprietary MEM designed for the suppression of COVID-related, cytokine release syndromes (CRS) while preserving key anti-viral immune responses. Based on this new positive proof-of-concept data, GBSGB converted their provisional patent application entitled, “CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS” to a nonprovisional patent application. The best performing MEM will be further developed in preparation for clinical studies to evaluate their anti-inflammatory potential in the treatment of severely ill COVID-19 patients contending with Cytokine Release Syndrome (CRS) and associated hyperinflammatory conditions, such as macrophage activation syndrome (MAS) and acute respiratory distress syndrome (ARDS). CRS, MAS, and ARDS are the leading causes of deaths in COVID-19 patients. The Company’s proof-of-concept study was performed at Michigan State University using a state-of-the-science human immune model. In the Company’s proof-of-concept study, immune cells from human donors were co-cultured together in one of four treatment groups: untreated (no inflammatory stimulus), inflammatory stimulus, control (inflammatory stimulus + vehicle from cannabinoid mixtures), or pre-treatment with the cannabinoid mixture + inflammatory stimulus. Then a panel of cytokines and inflammatory markers was measured from each of these treatment groups from different immune cell types within the co-cultured cells at four time points to determine whether the Company’s MEMs were able to alter the levels of pro-inflammatory cytokines or other inflammatory agents. The Company’s COVID-CRS formulations showed potential for the selective inhibition of pro-inflammatory processes in response to viral- and bacterial-triggered hyperinflammation in a human immune cell model. These positive proof-of-concept results support the potential for some of these mixtures to accomplish our therapeutic goals, but, ultimately, clinical trial results will determine whether they are efficacious. The Company’s plant-based drug discovery platform is advancing biopharmaceutical research at a time when thousands are dying from COVID-19. The next step is to further develop our plant-inspired drugs and eventually bring them to human trials so that the use of well-defined cannabinoid mixtures in clinical practice can become a reality.

As mentioned above, the Company has announced that our kava-inspired formulas for anxiety have achieved statistically significant efficacy in animal proof-of-concept studies. Gb Sciences is now preparing its non-psychedelic, kava-based anxiety formulations to treat the growing global need for anxiety and depression relief. The NRC of Canada has tested our proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety in preclinical animal studies. The Company has leveraged its patent-pending PhAROS™ (Phytomedical Analytics for Research Optimization at Scale) platform to identify these combinations of plant compounds for novel drug candidates to treat depression and anxiety. These are the company’s first non-cannabis formulations to achieve proof-of-concept efficacy in preclinical studies. For these novel psychotropic drug candidates, the Company used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Global Anxiety Disorder and Depression Treatment Market size is forecast to reach USD 19.81 Billion by 2028 according to Reports & Data.

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

In the past year GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On December 1, 2022, the Israeli (IL) Patent was allowed, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease.

In 2021, our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform that were filed in July of 2021 and in October of 2021. The Company, through GBSGB, also filed for protection of new PhAROS™ discovered, non-cannabis formulations in July of 2021. In September of 2021, the Company filed a patent application for the Company’s improved DCR-MEM formulations for our PD therapeutic program. These new patent applications expanded upon the solid foundation of intellectual property developed over the past six years. In 2020, the three patents which protect formulations for the Company’s lead therapeutic programs were issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using GBSGB’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease. This was an important milestone in the development of these vitally important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications.

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

Six USPTO & Five International Patents Issued; One USPTO & Three International Patents Allowed*

*Notice of Allowances received which confirms patent protection on claim set

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES (002 Patent Family)

U.S. Patent Number: US10653640B2	Issued: May 19, 2020
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Chinese Patent Number: CN109963595B	Issued: Feb 3, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Japanese Patent Number: JP7225103B2	Issued: April 25, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.

On May 19, 2020, U.S. Patent protection was granted for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On February 3, 2023, the Chinese Patent was issued for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. These patents claim benefit of U.S. Patent Application No. 62/406,764 that was originally filed October 11, 2016.

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1 (005 Patent Family)

U.S. Patent Number US10709670B2	Issued: July 14, 2020
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard, et al.
US Patent Application: US20200390721A1	Allowed: March 9, 2023
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard et al.

As of July 14, 2020, GbS’ Myrcene-Containing Complex Mixtures (MCCM) are protected in the US for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On March 9, 2023, the Notice of Allowance was received for GbS’ U.S. Patent Application No. 16/878,295, which was filed as a Continuation of Review of US Patent Application No. 15/986,316 (originally filed on May 22, 2018). The Notice of Allowance on the Continued Review Application protects the use of GbS’ MCCM in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. These patents claim benefit of U.S. Patent Application No. 62/509,546 that was originally filed May 22, 2017.

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS (003 Patent Family)

U.S. Patent Number US10,857,107B2	Issued: December 8, 2020
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
IL Patent Number: IL268211B	Allowed: December 1, 2022
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
AU Patent Number: AU2018215200B2	Allowed: December 15, 2022
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
JP Patent Number: JP7225104B2	Allowed: February 20, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.

On December 8, 2020, U.S. Patent protection was granted for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On December 1, 2022, the Israeli (IL) Patent was allowed, protecting GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On December 15, 2022, the Australian (AU) Patent was allowed, protecting GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). These patents claim benefit of U.S. Patent Application No. 62/453,161 originally filed February 1, 2017.

Title: TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES (006 Patent Family)

U.S. Patent Number US11260044B2	Issued: May 1, 2022
Expiration date: May 22, 2039	Inventors: Andrea Small-Howard, et al.

U.S. Patent coverage was granted for CBGA-containing mixtures used for the treatment of TRPV1-associated heart disease, renal cystitis, and hearing loss. This patent claims benefit of U.S. Patent Application Nos. 62/674,843 filed May 22, 2018; 62/769,743 filed November 20, 2018; and 62/849,719 filed May 17, 2019.

Title: METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY (050 Patent Family)

U.S. Patent Number: US9084786B2	Issued: July 21, 2015
U.S. Patent Number: US10137123B2	Issued: November 27, 2018
European Union Patent Number: EP2635281B1	Issued: March 14, 2018
Hong Kong Patent Number: HK14102182.8B1	Issued: March 14, 2018
Inventor: Alexander Stokes	Assignee: University of Hawai’i

GbS has sublicensed these two issued USPTO patents and two issued international patents for the prevention and treatment of heart failure due to cardiac hypertrophy through therapeutic regulation of TRPV1 from Makai Biotechnology, LLC.

Title: METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION (008 Patent Family)

Spanish Patent: ES2582287                                              Issued: September 29, 2017

Expiration: February 9, 2035

Inventors: Martin Banderas, Lucia; Fernandez Arevalo, Mercedes; Berrocoso, Dominguez, Esther; and Mico Segura, Juan Antonio

Assignees: Universidad de Sevilla, Universidad de Cadiz, and Centro de Investigacion Biomedica En Red

Exclusive worldwide license held by GbS Global Biopharma, Inc. Claims benefit of Spanish Patent Application no. P201500129 (Pub. No. ES 2582287).

GbS holds the exclusive worldwide rights to commercialize the issued Spanish patent-protected, cannabinoid-containing, time-released, oral nanoparticles for the treatment of neuropathic pain.

Issued Patents

In addition to the issued patents listed above, GBSGB's intellectual property portfolio includes a total of ten USPTO and thirty-five international patents pending:

Title	Jurisdiction	Application Number	Other International Applications Filed	Continuation of
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES	US	USPTO 16/844,713 PCT/US2017/055989	AU, CA, CN, EP, HK, IL, JP	US15/729,565 CN202310039015.8A JP2023058599A
MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1	US	USPTO 16/878,295 PCT/US2018/033956	AU, CA, CN, EP, HK, IL, JP	US15/986,316 US16/878,295
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS	US	USPTO 17/065,400 PCT/US2018/016296	AU, CA, CN, EP, HK, IL, JP	US15/885,620
TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES	US	USPTO 16/420,004 PCT/US2019/033618	AU, CA, CN, EP, HK, IL, JP	US17/576,485
THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS	US	USPTO 16/686,069 PCT/ES2019/070765	AU, CA, CN, EP, HK, IL, JP
TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1	US	USPTO 16/914,205 PCT/US2020/039989	AU, CA, CN, EP, HK, IL, JP
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS	US	USPTO 17/406,035 PCT/US2021/046584	AU, CA, CN, EP, HK, IL, JP
IN SILICO META-PHARMACOPEIA ASSEMBLY FROM NON-WESTERN MEDICAL SYSTEMS USING ADVANCED DATA ANALYTIC TECHNIQUES TO IDENTIFY AND DESIGN PHYTOTHERAPEUTIC STRATEGIES	US	USPTO 17/501,498 PCT/US2021/055056	CA, EP, HK, KR

METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY	US/EU	EPO 3,348,267	IN, CN
METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION	WIPO/PCT	WIPO 2016/128591 PCT/ES2016/000016	US, EU, CA
CANNABINOID-CONTAINING FORMULATIONS FOR PARKINSONIAN MOVEMENT DISORDERS	US	USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS FOR THE IDENTIFICATION OF NOVEL THERAPEUTIC APPROACHES TO MIGRAINE USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	USPTO 63/221,334 (provisional)
METHOD AND COMPOSITIONS FOR THE PHYTOMEDICAL COMPONENT SUPPLY CHAIN DECISION SUPPORT USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES INCLUDING OPIOID-ALTERNATIVE STRATEGIES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES TARGETED TO SPECIFIC PAIN SUBTYPES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS DEVELOPMENT OF NOVEL THERAPEUTICS BASED ON PIPER SPECIE-CONTAINING PHYTOMEDICINES FOR ANXIETY AND ASSOCIATED DISORDERS USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056

METHODS AND COMPOSITIONS FOR DECONVOLUTION OF COMPLEX PHYTOMEDICAL FORMULAE FOR CANCER TO IDENTIFY TARGETED STRATEGIES FOR CANCER PAIN AND CYTOTOXIC THERAPEUTIC CANDIDATES USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM

	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
NANOPARTICLE FORMULATIONS FOR TREATING PAIN	US	63/374,581 (provisional)
FORMULATIONS FOR TREATING CYTOKINE RELEASE SYNDROME	US	63/374,583 (provisional)
FORMULATIONS FOR TREATING ANXIETY	US	63/374,584 (provisional)

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

The University of Lethbridge: Our research partners bring expertise in studying neurodegenerative diseases using animal models and “Home Cage Small World” assessments using cameras and Artificial Intelligence-to assess efficacy of our proprietary Minimum Essential Mixtures for the treatment of Parkinson’s disease symptoms. Our colleagues at the University of Lethbridge have recently finished the dose-response study for our Company’s cannabinoid-containing Parkinson’s disease therapies.

The University of Seville: Bringing their novel expertise to the development and functional testing of time-released and disease-targeted nanoparticles of cannabis-based minimum essential mixtures for oral administration. These specialized nanoparticles are being used for the precise and time-released delivery of several of our therapies, including the Company’s chronic pain MEMs used in the preclinical animal testing performed at the NRC Canada. The University of Seville has completed functional testing on nanoparticles containing myrcene, nerolidol, and beta-caryophyllene for our chronic pain MEMs. In cell-based assays, the effectiveness and kinetics of the nanoparticle-forms of these terpenes were compared with the “naked” terpenes both individually and in mixtures. In all cases, the effectiveness of the nanoparticles was superior to the naked terpenes, however, the mixtures were dramatically more effective than the individuals. Recently, our partners at the University of Seville have completed the formulation of new cannabis-based ingredients for inclusion into the oral, time-released nanoparticle format for the completion of our maximally effective MEMs for chronic pain. The results from Seville are very promising, and these nanoparticles have entered the animal testing phase at the NRC of Canada in Halifax.

The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Three animal-phase studies are being performed by Dr. Lee Ellis’ group at the NRC of Canada. 1) Chronic Pain: The Company has re-started a safety and efficacy study in animals for our Chronic Pain (CP) formulas. The midterm results for these preclinical pain studies were promising, but the study was significantly delayed by the COVID pandemic. 2) Anxiety: We recently announced the positive performance of our plant-inspired formulas in an animal model of anxiety. 3) Depression: Minimum essential mixtures of plant-based ingredients from kava and the related Piper plant family are being evaluated now.

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

We rely and expect to continue to rely on third parties for the production, distribution, shipping and storage of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

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

Employees

As of March 31, 2023, we had three employees.

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

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can obtain and/or maintain relationships with strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flows.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges and uncertainties, the value of your investment could be significantly reduced or completely lost.

Our independent auditors’ report for the fiscal years ended March 31, 2023 and 2022 have expressed doubts about our ability to continue as a going concern;

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended March 31, 2023 and 2022 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our intellectual properties and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2023 and 2022, we had net losses of $4,125,194 and $530,873, respectively, and we had an accumulated deficit of $108,705,315 and $104,580,122, respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

Accordingly, there is a significant risk that we will never be able to generate a return on our investment, and we could lose our entire investment in GBS Global Biopharma, Inc. Either of such events, would have a material adverse effect on our business prospects and equity value.

There has been limited study on the effects of cannabinoids and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabinoid-based active ingredients.

Many of the Company's products involve the use of complex mixtures of cannabinoids. Research regarding the medical benefits, viability, safety, efficacy and dosing of cannabinoids remains in relatively early stages. There have been few clinical trials on the benefits of cannabinoids conducted, but the number of trials is growing.

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

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. Therefore, a range of activities including cultivation and the personal use of cannabis is prohibited and is a criminal offense. Unless and until Congress amends the CSA with respect to medical cannabis, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

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

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. The production and distribution of Schedule One narcotics is subject to Internal Revenue Code Section 280E, which prohibits the Company from deducting any ordinary and necessary business expenses from taxable gross profit related to the sale of cannabis products. Without the deduction of business expenses, the Company owes income taxes in the amount of $958,455, including accrued penalties and interest, despite having generated net losses and substantial net operating loss carryforwards. The Company does not currently have sufficient resources to pay those taxes, and if we are unable to pay those taxes we may be subject to penalties and IRS enforcement action.

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

Our previous participation in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against the Company. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our ability to move forward with our business plan.

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

The industry in which we operate is subject to intense and increasing competition. Some of our competitors have greater capital resources, facilities and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share in the future from products we are attempting to develop. There are no assurances that competition in our respective industries will not lead to reduced prices for our potential products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

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

As of March 31, 2023, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2023, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our Articles of Incorporation authorize the issuance of up to 950,000,000 shares with a par value of $0.0001 per share. As of March 31, 2023, we had 381,872,561 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

We are a public company and must meet the expenses associated with the maintenance of a public company.

We are a public company and are required to file annual, quarterly, and periodic reports with the United States Securities and Exchange Commission as required by the Securities Exchange Act of 1934. Our annual and quarterly reports must contain financial statements that are audited and/or reviewed by an independent accounting firm licensed with the Public Company Accounting Oversight Board. The preparation of such reports also incur other bookkeeping, accounting and legal expense.

As noted, meeting the filing requirements of the Securities Exchange Act of 1934 requires paying applicable professionals significant amounts of money. In the event the Company is not able to meet its filing requirements with the Securities and Exchange Commission, it will put a chill on the trading of our common stock in the over-the-counter markets and investors in our stock will have a more difficult time liquidating their investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

The company does not own or lease any physical premises. Our executive officers and employees work remotely in a "virtual office" setting, and our mailing address is 9205 W. Russell Road, Suite 240 Las Vegas, Nevada 89148.

ITEM 3. LEGAL PROCEEDINGS

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

Fiscal Year 2023	High ($)	Low ($)
Fourth Quarter	$0.02	$0.02
Third Quarter	0.03	0.02
Second Quarter	0.03	0.02
First Quarter	0.04	0.02

Fiscal Year 2022
Fourth Quarter	$0.04	$0.02
Third Quarter	0.04	0.02
Second Quarter	0.06	0.03
First Quarter	0.07	0.04

As of July 14, 2023, there were 201 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

On May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. On September 9, 2022, the Company entered into the Amendment to the Placement Agent's Agreement which extended the placement to November 30, 2022 and increased the amount to $2,000,000, all other terms remaining the same.  During the year ended March 31, 2023, the Company received $1,705,000 under the private placement, net of brokerage fees of $221,650, for proceeds of $1,483,350, and issued 56,835,004 shares of its common stock and 56,835,004 warrants to purchase one share of the Company's common stock at $0.10 for five years.

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

Executive Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “GBLX”, “we”, “us”, or “our”) is a plant-inspired, biopharmaceutical research and development company creating patented, disease-targeted formulations of cannabis- and other plant-inspired therapeutic mixtures for the prescription drug market through its wholly owned Canadian subsidiary, GbS Global Biopharma, Inc. (“GBSGB”).

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six U.S. and five foreign patents issued, one US and three foreign patents allowed, as well as 18 U.S. and 55 foreign patent-pending applications.

Several of GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed this year in different countries, expanding our patent protections as follows. On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

On December 1, 2022, the Israeli (IL) Patent was allowed, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease.

GBSGB’s intellectual property covers a range of over 65 medical conditions, from which five drug development programs are in the preclinical stage of drug development including our formulations for Parkinson’s disease ("PD"), chronic pain, COVID-related cytokine release syndrome, depression/anxiety, and cardiovascular therapeutic programs. The Company’s primary focus is on preparing its lead program for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Depending on the results of ongoing preclinical studies, the Company intends to move forward with clinical trials for its chronic pain and COVID-related cytokine release syndrome therapies after PD. The Company’s formulations for chronic pain, anxiety, and depression are currently in preclinical animal studies with researchers at the National Research Council of Canada. The Company recently received proof-of-concept data supporting its kava-inspired anxiety formulations. The Company also has positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii. The Company runs a lean drug development program through GBSGB and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Our productive research and development network includes distinguished universities, hospitals, and Contract Research Organizations.

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

Intellectual Property Portfolio

In the past year, GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On December 1, 2022, the Israeli (IL) Patent was allowed, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease.

In 2021, our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform that were filed in July of 2021 and in October of 2021. The Company, through GBSGB, also filed for protection of new PhAROS™ discovered, non-cannabis formulations in July of 2021. In September of 2021, the Company filed a patent application for the Company’s improved DCR-MEM formulations for our PD therapeutic program. These new patent applications expanded upon the solid foundation of intellectual property developed over the past six years.

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

Results of Operations

The following table sets forth certain of our Statement of Operations data:

	For the Years Ended
	March 31,
	2023	2022

SALES REVENUE	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT (LOSS)	-	-
GENERAL AND ADMINISTRATIVE EXPENSES	1,672,281	1,868,734
LOSS FROM OPERATIONS	(1,672,281)	(1,868,734)
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	22,405
Gain on deconsolidation	-	5,206,208
Interest expense	(178,652)	(474,768)
Loss on impairment of note receivable	-	(3,025,000)
Loss on impairment of capitalized patent costs	(2,374,261)	-
Loss on disposal	-	(15,639)
Other income	100,000	9,000
Total other income/(expense)	(2,452,913)	1,722,206
LOSS BEFORE INCOME TAXES	(4,125,194)	(146,528)
Income tax expense	-	-
LOSS FROM CONTINUING OPERATIONS	(4,125,194)	(146,528)
Net loss from discontinued operations	-	(384,345)
NET LOSS	$(4,125,194)	$(530,873)

General and Administrative Expenses. General and administrative expense decreased $196,453 to $1,672,281 for the year ended March 31, 2023 as compared to $1,868,734 for the same period last year. The decrease is attributable primarily to reduced compensation paid to executives and board members. The Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company’s intellectual property portfolio.

Gain on extinguishment of debt. The Company recorded a gain on extinguishment for the years ended March 31, 2023 and 2022, of $0 and $22,405, respectively. The gain in the 2022 period was recorded in connection with the Second Promissory Note Modification agreement with 483 Management, LLC while no comparable expense was recorded in the 2023 period.

Gain on deconsolidation. During the year ended March 31, 2023, the Company recorded no gain on deconsolidation. The Company recorded a gain on deconsolidation of $5,206,208 related to the sale of its membership interests in the Nevada Subsidiaries during the year ended March 31, 2022.

Interest Expense. Interest for the year ended March 31, 2023 was $178,652, compared to $474,768 for the year ended March 31, 2022 a decrease of $296,116. The decrease is primarily attributable to decreased amortization of debt discount and beneficial conversion feature in the 2023 period of $63,769 as compared to $356,340 in the 2022 period a decrease of $292,571.

Loss on impairment of note receivable. During the year ended March 31, 2023, the Company did not record an impairment of note receivable. During the year ended March 31, 2022, the Company recorded an impairment charge of $3,025,000 related to the $3,025,000 note receivable from AJE Management LLC received from the sale of the Nevada Subsidiaries. The impairment charge was deemed necessary due to the note maker's failure to pay the interest payment due on April 1, 2022 and anticipated failure to make the payment due July 1, 2022, under a contractual provision that allows the deferral of payments to the next quarterly payment date in the event that cash flow from the Teco Facility is insufficient to make that quarter's payment.

Loss on impairment of capitalized patent costs. During the year ended March 31, 2023, the Company recorded an impairment charge of $2,374,261 as compared to no impairment being recorded in the 2022 period. Impairment recorded in the 2023 period relates to impairment recorded against capitalized costs resulting from managements analysis of patent costs in connection with ASC 350-30-35.

Other income (loss). During the year ended March 31, 2023, the Company recorded other income of $100,000 vs $9,000 in the 2022 period. The Income in the 2023 period relates to the receipt of $100,000 from the makers of a note receivable due and payable to the Company. The note receivable was fully allowed for as of March 31, 2022 and therefore the receipt of cash from the payor has been classified as other income.

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

At March 31, 2023, the Company had a cash balance of $109,912, other current assets excluding cash were $199,592, and our working capital deficit was $4,450,202. Current liabilities were $4,759,706, which consisted principally of $935,000 in notes and convertible notes payable, $1,982,740 in accounts payable, $422,434 in accrued liabilities, and $958,455 income taxes payable from discontinued operations. At March 31, 2022, the Company had a cash balance of $233,893, other current assets excluding cash were $93,933, and our working capital deficit was $3,607,638. Current liabilities were $3,935,464, which consisted principally of $987,565 in notes and convertible notes payable, $1,657,008 in accounts payable, $394,396 in accrued liabilities, and $896,495 of income taxes payable from discontinued operations.

Sources and Uses of Cash

Operating Activities

Cash used in operations was $1,526,861 for the year ended March 31, 2023, compared to cash used of $1,866,154 including $87,772 used in discontinued operations for the year ended March 31, 2022. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

Cash flows used in investing activities were $31,650 for the year ended March 31, 2023, compared to cash flows provided by investing activities of $1,450,339, including $1,567 provided by discontinued operations for the year ended March 31, 2022.  Cash used in investing activities for the year ended March 31, 2023 consists of $31,650 paid to our attorneys to file patent applications.  Cash provided by investing activities consists of $1,648,772 proceeds from the sale of the Nevada Subsidiaries, offset by $200,000 paid to our attorneys to file patent applications.

Financing Activities

Cash provided by financing activities of continuing operations for the year ended March 31, 2023 of $1,434,530 was due to proceeds received from the sale of common stock of $1,705,000, offset by financing fees for the issuance of convertible notes of $221,651, and principal payments on notes payable of $52,565.  For the year ended March 31, 2022, cash used in financing activities was $495,925, including $103,387 used in discontinued operations. Cash used in financing activities of continuing operations for the year ended March 31, 2022 consisted of $575,000 used for principal payments on notes payable and $6,266 paid for brokerage fees from warrant exercises, offset by  $138,728 proceeds from warrant exercises and $50,000 proceeds from a convertible note payable.

0% Note Payable dated October 23, 2017

On October 23, 2017, the Company amended the existing Nevada Medical Marijuana Production License Agreement (“Amended Production License Agreement”). Per the terms of the Amended Production License Agreement, GB Sciences purchased the remaining percentage of the production license resulting in 100% ownership of the license. GB Sciences also received 100% ownership of the cultivation license included in the original Nevada Medical Marijuana Production License Agreement. In exchange, GB Sciences made one-time payment of $500,000 and issued a 0% Promissory Note in the amount of $700,000 payable in equal monthly payments over a three-year period commencing on January 1, 2018. The present value of the note was $521,067 on the date of its issuance based on an imputed interest rate of 20.3% and the Company recorded a discount on notes payable of $178,933 related to the difference between the face value and present value of the note.

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

During the year ended March 31, 2023, the Company made payments totaling $48,820. At March 31, 2023, the outstanding balance of the note was $55,307 and accrued interest was $691.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $28,599 on the notes during the year ended March 31, 2023, of which $16,779 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $67,972 at March 31, 2023.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest on all three notes totaling $195,770. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the notes was $39,185 during the year ended March 31, 2023.

December 2020 $625,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between July 1, 2022 and October 1, 2023, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the year ended March 31, 2023, the Company did not receive funds related to this note offering. During the year ended March 31, 2022, the Company received $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs.

At March 31, 2023, notes with a carrying amount of $1,396,077 were included in short term notes and convertible notes payable, net of unamortized discounts of $41,230. Interest expense related to the notes was $83,737 for the year ended March 31, 2023, which includes $43,245 from amortization of the note discounts.

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

Critical Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, collectability of notes receivable, inventory valuation and standard cost allocations, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of the assets and liabilities of discontinued operations, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

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

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective for the Company's fiscal year beginning April 1, 2023. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors
GB Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GB Sciences, Inc. (the Company) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended March 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $4,125,194 and cash used in operations of $1,526,861 for the year ended March 31, 2023. In addition, the Company had an accumulated deficit of $108,705,315 and working capital deficit of $4,450,202 at March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Description of the matter and considerations leading to the matter:

The Company is required to test the carrying amount of its indefinite-lived intangible assets at least annually, or more frequently upon the occurrence of certain events. The Company is also required to assess the recovery of its long-lived intangible assets, whenever certain events occur or circumstances change that may be indicators of impairment. For the year ended March 31, 2023, the Company recorded an impairment expense of $2,374,261 related to its intangible assets specifically capitalized patent costs.

Description of how the matter was addressed:

The primary procedures we performed to address this critical audit matter included obtaining and evaluating management’s assessment of impairment and validating the key considerations noted in the analysis such as declining cash flows from financing activities, changes in key management and postponing research and development activities.  In addition, we performed inquiries with management to gain an understanding of the changes that have occurred in the entity which lead to the impairment conclusion.

Conclusion:

Based on the procedures performed, we concluded management’s assessment of impairment was reasonable and the related expense recorded was appropriate for the year ended March 31, 2023.

We have served as the Company’s auditor since 2020.

Margate, Florida July 14, 2023

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate,  FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$109,912	$233,893
Prepaid expenses and other current assets	199,592	93,933
TOTAL CURRENT ASSETS	309,504	327,826

Intangible assets, net of accumulated amortization and impairment of $2,390,297 and $104,201 at March 31, 2023 and 2022, respectively	42,819	2,222,074
TOTAL ASSETS	$352,323	$2,549,900

CURRENT LIABILITIES:
Accounts payable	$1,861,829	$1,657,008
Accounts payable related party	120,911	-
Accrued interest	346,806	384,769
Accrued liabilities	75,628	9,627
Notes and convertible notes payable, net of unamortized discount of $41,230 and $1,765 at March 31, 2023 and 2022, respectively	1,396,077	987,565
Income tax payable	958,455	896,495
TOTAL CURRENT LIABILITIES	4,759,706	3,935,464

Convertible notes payable, net of unamortized discount of $0 and $99,489 at March 31, 2023 and 2022, respectively	-	397,308
TOTAL LIABILITIES	4,759,706	4,332,772
Commitments and contingencies (Note 11)

STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 381,872,561 and 325,037,557 outstanding at March 31, 2023 and 2022, respectively	38,187	32,504
Additional paid-in capital	104,259,745	102,764,746
Accumulated deficit	(108,705,315)	(104,580,122)
TOTAL STOCKHOLDERS' DEFICIT	(4,407,383)	(1,782,872)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$352,323	$2,549,900

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2023	2022

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
General and administrative expenses	1,672,281	1,868,734
LOSS FROM OPERATIONS	(1,672,281)	(1,868,734)
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	22,405
Gain on deconsolidation	-	5,206,208
Interest expense	(178,652)	(474,768)
Loss on impairment of note receivable	-	(3,025,000)
Loss on impairment of capitalized patent costs	(2,374,261)	-
Loss on disposal	-	(15,639)
Other income	100,000	9,000
Total other income/(expense)	(2,452,913)	1,722,206
LOSS BEFORE INCOME TAXES	(4,125,194)	(146,528)
Income tax expense (Note 8)	-	-
LOSS FROM CONTINUING OPERATIONS	(4,125,194)	(146,528)
Net loss from discontinued operations (Note 4)	-	(384,345)
NET LOSS	$(4,125,194)	$(530,873)

Net loss attributable to common stockholders of GB Sciences, Inc. - basic and diluted
Continuing operations	$(4,125,194)	$(146,528)
Discontinued operations	-	(384,345)
Net loss	$(4,125,194)	$(530,873)

Net loss per common share – basic and diluted
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	$-	$(0.00)
Net loss	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	357,721,189	317,621,942

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended March 31, 2023 and 2022

			Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at March 31, 2021	315,340,411	$31,534	$102,380,770	$(103,886,232)	$(1,473,928)

Stock issued for warrant exercises, net of brokerage fees	2,095,333	210	56,184	-	56,394
Issuance of shares upon exercise of compensation warrants	7,601,813	760	75,308	-	76,068
Inducement dividend from warrant exercises	-	-	163,017	(163,017)	-
Share-based compensation expense	-	-	60,667	-	60,667
Stock options issued as compensation for drafting and filing patents	-	-	28,800	-	28,800
Net loss	-	-	-	(530,873)	(530,873)
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Share-based compensation expense	-	-	17,333	-	17,333
Stock issued in private placement, net of brokerage fees	56,835,004	5,683	1,477,666	-	1,483,350
Net loss	-	-	-	(4,125,194)	(4,125,194)
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(4,125,194)	$(530,873)
Loss from discontinued operations	-	(384,345)
Net loss from continuing operations	(4,125,194)	(146,528)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,660	70,488
Stock-based compensation	17,333	60,667
Amortization of debt discount and beneficial conversion feature	60,024	356,340
Gain on extinguishment	-	(22,405)
Loss on disposal of assets	-	15,639
Loss on impairment of note receivable	-	3,025,000
Loss on impairment of capitalized patent costs	2,374,261	-
Gain on deconsolidation	-	(5,206,208)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(105,659)	162,318
Accounts payable	(20,195)	821,253
Accrued liabilities	66,001	(948,319)
Accrued interest	(37,963)	118,286
Accrued income taxes	61,960	-
Indebtedness to related parties	120,911	(84,913)
Net cash used in operating activities of continuing operations	(1,526,861)	(1,778,382)
Net cash used in operating activities of discontinued operations	-	(87,772)
Net cash used in operating activities	(1,526,861)	(1,866,154)
INVESTING ACTIVITIES:
Proceeds from sale of Nevada Subsidiaries	-	1,648,772
Cash paid for capitalized patent costs	(31,650)	(200,000)
Net cash provided by/(used in) investing activities of continuing operations	(31,650)	1,448,772
Net cash provided by/(used in) investing activities of discontinued operations	-	1,567
Net cash provided by/(used in) investing activities	(31,650)	1,450,339
FINANCING ACTIVITIES:
Proceeds from warrant exercises	-	138,728
Proceeds from convertible notes payable	-	50,000
Gross proceeds from sale of common stock, net of brokerage fees	1,483,350	-
Principal payment on notes payable	(48,820)	(575,000)
Net cash provided by/(used in) financing activities of continuing operations	1,434,530	(392,538)
Net cash used in financing activities of discontinued operations	-	(103,387)
Net cash provided by/(used in) financing activities	1,434,530	(495,925)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(123,981)	(911,740)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	233,893	1,145,633
CASH AND CASH EQUIVALENTS AT END OF YEAR	109,912	233,893
Less: cash and cash equivalents classified as discontinued operations	-	-
CASH AND CASH EQUIVALENTS AT END OF YEAR FROM CONTINUING OPERATIONS	$109,912	$233,893

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended March 31,
	2023	2022

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Noncash investing and financing transactions:
Noncash additions for capitalized patent costs	$246,132	$-
Note receivable from sale of Nevada Subsidiaries	$-	$3,025,000
Extinguishment of debt and accrued interest owed to purchasers of Nevada Subsidiaries and purchasers' affiliates	$-	$2,612,854
Extinguishment of accrued management fees payable to purchaser of Nevada Subsidiaries	$-	$850,000
Depreciation capitalized in inventory (discontinued operations)	$-	$349,015
Patent acquisition costs capitalized in intangible assets	$-	$347,617
Stock options issued for preparing capitalized patent applications	$-	$28,800
Inducement dividend from warrant exercises	$-	$163,017

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The Company is engaged in the research and development of plant-based medicines, primarily cannabinoid-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary cannabinoid-containing formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. GBSGB’s intellectual property covers a range of medical conditions and several programs are in the pre-clinical animal stage of development including Parkinson’s disease, neuropathic pain, and cardiovascular therapeutic programs. GBSGB runs a lean drug development program and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). GBSGB’s intellectual property portfolio includes six USPTO issued patents, 18 USPTO nonprovisional patent applications pending in the US, and one provisional patent application in the US. In addition to the USPTO patents and patent applications, the company has filed 55 patent applications internationally to protect its proprietary technology. We recently filed a provisional USPTO patent application to further protect aspects of our proprietary drug discovery engine, “Phytomedical Analytics for Research Optimization at Scale," or PhAROS™.

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

Effective April 8, 2018, Shareholders of the Company approved the change in corporate domicile from the State of Delaware to the State of Nevada and increase in the number of authorized capital shares from 250,000,000 to 400,000,000. Effective August 15, 2019, Shareholders of the Company approved an increase in authorized capital shares from 400,000,000 to 600,000,000. Effective March 09, 2023, Shareholders of the Company approved an increase in authorized capital shares from 600,000,000 to 950,000,000.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Recent Developments

Intellectual Property Portfolio

In the past year GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On December 1, 2022, the Israeli (IL) Patent was allowed, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was allowed, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease.

In 2021, our growing intellectual property portfolio was augmented with additional patent-protections for our PhAROS™ drug discovery platform that were filed in October of 2021. The Company, through GBSGB, also filed for protection of new PhAROS™ discovered, non-cannabis formulations in July of 2021. In September of 2021, the Company filed a patent application for the Company’s improved DCR-MEM formulations for our PD therapeutic program. These new patent applications expanded upon the solid foundation of intellectual property developed over the Company’s history.

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

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 2 - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $108,705,315 at March 31, 2023. The Company had a working capital deficit of $4,450,202 as of March 31, 2023, compared to a working capital deficit of $3,607,638 at March 31, 2022. In addition, the Company has consumed cash in its operating activities of $1,526,861 for the year ended March 31, 2023, compared to $1,866,154 including $87,772 used in discontinued operations for the year ended March 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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

March 31, 2023 and 2022

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, collectability of notes receivable, inventory valuation and standard cost allocations, valuation of initial right-of-use assets and corresponding lease liabilities, valuation of beneficial conversion features in convertible debt, valuation of the assets and liabilities of discontinued operations, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at March 31, 2023 and 2022.

Indefinite and Definite-Lived Intangible Assets

Capitalized costs related to our indefinite-lived intangible assets consisted primarily of the value of our patents pending and includes the costs paid to draft and file patent applications. Upon issuance of the patents, the indefinite-lived intangible assets will have finite lives. Intangible assets also historically included the acquisition cost of a cannabis production license with an indefinite life.

We historically amortized our finite-lived intangible assets, which consisted of granted patents, over their estimated useful lives using the straight-line method, and we periodically evaluate the remaining useful lives of our finite-lived intangible assets to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

As of March 31, 2023, we recorded a loss on impairment related to the capitalized patent costs of $2,374,261. The Company has recorded an impairment of it’s capitalized patent costs based on the relevant facts and circumstances that existed as of March 31, 2023 in accordance with ASC 350-30-35. Due to liquidity constraints the Company deemed that the likelihood of realizing value from previously capitalized patent costs was questionable, as a result the associated patents were impaired.

At March 31, 2023, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the years ended March 31, 2023 and 2022, was $61,660 and $70,488, respectively. The carrying amount of definite-lived intangible assets was $42,819 at March 31, 2023.

There were 10 United States patent applications that are pending as of March 31, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at March 31, 2023. The carrying amount of the indefinite-lived patent assets was $0 at March 31, 2023.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

At March 31, 2023 and March 31, 2022, the Company had no lease agreements in effect, pursuant to the discontinued operations recorded during the year ended March 31, 2022.

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

At March 31, 2023 and March 31, 2022, the Company had no Property and Equipment, pursuant to the discontinued operations recorded during the year ended March 31, 2022.

Long-Lived Assets

Property and equipment comprised a significant portion of our total assets from discontinued operations. We evaluate the carrying value of property and equipment if impairment indicators are present or if other circumstances indicate that impairment may exist under authoritative guidance. The annual testing date is March 31. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of property and equipment are prepared. If the projections indicate that the carrying value of the property and equipment are not recoverable, we reduce the carrying values to fair value. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

Research and Development Costs

Research and development costs are expensed as incurred. During the years ended March 31, 2023 and 2022, the Company recorded $490,291 and $821,321, respectively, in research and development expense, which is included in general and administrative expense in the Company's consolidated financial statements.

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

March 31, 2023 and 2022

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the year. The Company had 167,252,135 and 118,594,624 potentially dilutive common shares at March 31, 2023 and 2022, respectively. Such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

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

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective for the Company's fiscal year beginning April 1, 2023. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The assets and liabilities associated with discontinued operations included in our consolidated balance sheets as of  March 31, 2023 and 2022 were as follows:

	March 31, 2023			March 31, 2022
	Continuing	Discontinued Nevada Subsidiaries	Total	Continuing	Discontinued Nevada Subsidiaries	Total
ASSETS
CURRENT ASSETS
Cash	$109,912	$-	$109,912	$233,893	$-	$233,893
Prepaid and other current assets	199,592	-	199,592	93,933	-	93,933
TOTAL CURRENT ASSETS	309,504	-	309,504	327,826	-	327,826

Intangible assets, net	42,819	-	42,819	2,222,074	-	2,222,074

TOTAL ASSETS	$352,323	$-	$352,323	$2,549,900	$-	$2,549,900

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,982,740	$-	$1,982,740	$1,657,008	$-	$1,657,008
Accrued interest	346,806	-	346,806	384,769	-	384,769
Accrued liabilities	75,628	-	75,628	9,627	-	9,627
Notes and convertible notes payable, net	935,000	-	935,000	987,565	-	987,565
Convertible notes payable, net	461,077	-	461,077	-	-	-
Income tax payable	958,455	-	958,455	896,495	-	896,495
TOTAL CURRENT LIABILITIES	4,759,706	-	4,759,706	3,935,464	-	3,935,464

Convertible notes payable, net	-	-	-	397,308	-	397,308

TOTAL LIABILITIES	$4,759,706	$-	$4,759,706	$4,332,772	$-	$4,332,772

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

The revenues and expenses associated with discontinued operations included in our consolidated statements of operations for the years ended  March 31, 2023 and 2022, were as follows:

	2023			2022
	Continuing	Discontinued - Nevada	Total	Continuing	Discontinued - Nevada	Total
Sales revenue	$-	$-	$-	$-	$3,369,812	$3,369,812
Cost of goods sold	-	-	-	-	(3,072,622)	(3,072,622)
Gross profit (loss)	-	-	-	-	297,190	297,190
General and administrative expenses	1,672,281	-	1,672,281	1,868,734	264,515	2,133,249
LOSS FROM OPERATIONS	(1,672,281)	-	(1,672,281)	(1,868,734)	32,675	(1,836,059)
OTHER INCOME/(EXPENSE)
Gain on extinguishment	-	-	-	22,405	-	22,405
Gain on deconsolidation	-	-	-	5,206,208	-	5,206,208
Interest expense	(178,652)	-	(178,652)	(474,768)	(302,923)	(777,691)
Loss on impairment of note receivable	-	-	-	(3,025,000)	-	(3,025,000)
Loss on impairment of capitalized patent costs	(2,374,261)	-	(2,374,261)	-	-	-
Loss on disposal	-	-	-	(15,639)	-	(15,639)
Other income	100,000	-	100,000	9,000	20,889	29,889
TOTAL OTHER INCOME/(EXPENSE)	(2,452,913)	-	(2,452,913)	1,722,206	(282,034)	1,440,172
NET LOSS BEFORE INCOME TAXES	(4,125,194)	-	(4,125,194)	(146,528)	(249,359)	(395,887)
Income tax expense	-	-	-	-	(134,986)	(134,986)
NET LOSS	$(4,125,194)	$-	$(4,125,194)	$(146,528)	$(384,345)	$(530,873)

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Discontinued Operations - Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on aging and subsequent collections. There were no accounts receivable at March 31, 2023 and March 31, 2022 due to the deconsolidation of the Nevada Subsidiaries (Note 13).

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

Raw materials consist of supplies, materials, and consumables used in the cultivation and extraction processes. Work-in-progress consisted of live plants and cannabis in the drying, curing, and trimming processes. Finished goods includes completed cannabis flower, trim, and extracts in bulk and packaged forms. There is no remaining inventory on the Company's consolidated balance sheet as of March 31, 2023 and March 31, 2022, due to the sale and deconsolidation of the Nevada Subsidiairies (Note 13).

Discontinued Operations - Deposits and Noncurrent Assets

There were no deposits and noncurrent assets from discontinued operations at March 31, 2023 and 2022, due to the deconsolidation of the Nevada Subsidiaries.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The right-of-use asset and lease liability were deconsolidated at December 31, 2021 due to the close of the sale of the Nevada Subsidiaries. The lease costs included in discontinued operations for the years ended  March 31, 2023 and 2022 are set forth in the table below:

		March 31,
Lease costs (discontinued operations)	Classification on the Statements of Operations	2023	2022
Discontinued operations:
Finance leases - amortization of ROU assets	Loss from discontinued operations	$-	$116,024
Finance leases - interest on lease liabilities	Loss from discontinued operations	-	301,796
Operating leases	Loss from discontinued operations	-	-
Total lease cost, discontinued operations		$-	$417,820

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

March 31, 2023 and 2022

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

We evaluated the modification under the guidance in ASC 470-50 and determined that the modification represents an extinguishment because the change in the fair value of the note exceeded 10% of the carrying value of the note immediately prior to the modification. As a result, the Company recorded a gain on extinguishment for the year ended March 31, 2022, of $22,405 equal to the change in the carrying value of the note resulting from the modification.

During the year ended March 31, 2023, the Company made payments totaling $48,820. At March 31, 2023, the outstanding balance of the note was $55,307 and accrued interest was $691.

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

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Summary of Notes Payable and Convertible Notes Payable

As of March 31, 2023, the following notes payable and convertible notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2023
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended), current portion (Note 5)	$-	$-	$-
6% Convertible promissory notes payable (Note 6)	560,000	-	560,000
6% Convertible notes payable due January 18, 2022 (Note 6)	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023 (Note 6)	197,000	(9,475)	187,525
6% Convertible note payable due December 31, 2023 (Note 6)	250,000	(31,755)	218,245
0% Note Payable dated October 23, 2017 (as amended), long term portion (Note 5)	55,307	-	55,307
Total short-term notes and convertible notes payable	$1,437,307	$(41,230)	$1,396,077

As of March 31, 2022, the following notes payable and convertible notes payable were recorded in the Company’s consolidated balance sheet:

	As of March 31, 2022
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended), current portion (Note 5)	$54,330	$-	$54,330
6% Convertible promissory notes payable (Note 6)	560,000	-	560,000
6% Convertible notes payable due January 18, 2022 (Note 6)	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	(1,765)	48,235
Total short-term notes and convertible notes payable	$989,330	$(1,765)	$987,565

6% Convertible promissory notes payable due September 30, 2023 (Note 6)	$197,000	$(26,254)	$170,746
6% Convertible note payable due December 31, 2023 (Note 6)	250,000	(73,235)	176,765
0% Note Payable dated October 23, 2017 (as amended), long term portion (Note 5)	49,797	-	49,797
Total long term convertible notes payable classified as continuing operations	$496,797	$(99,489)	$397,308

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remains outstanding. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $28,599 on the notes during the year ended March 31, 2023, of which $16,779 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $67,972 at March 31, 2023.

Three convertible notes totaling $1,060,000 held by the same investor are past maturity and are currently in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of  $560,000 remains outstanding plus accrued interest on all three notes totaling $195,770. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the notes was $39,185 during the year ended March 31, 2023.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

December 2020 $625,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. To date, the Company has issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between January 31, 2022 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the year ended March 31, 2022, the Company received $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs.

At March 31, 2023, notes with a carrying amount of $1,396,077 were included in short term notes and convertible notes payable, net of unamortized discounts of $41,230. Interest expense related to the notes was $83,737 for the year ended March 31, 2023, which includes $43,245 from amortization of the note discounts.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 7 - Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the asset or, in the case of leasehold improvements amortized over the lesser of the useful life of the asset or the underlying lease term. At March 31, 2023 and March 31, 2022, there was no remaining property and equipment as the result of the completed disposition of the Nevada Subsidiaries (Note 13).

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 8 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction. The Company operates in the state of Nevada, which does not levy income tax. The Company has analyzed filing positions for all open tax years in the federal jurisdiction where it is required to file income tax returns. The Company identified its federal tax return as its “major” tax jurisdiction, as defined under generally accepted accounting principles.

The Company’s effective tax rate was 0% and 1.8% for the years ended March 31, 2023 and 2022, respectively.

A net income tax expense of $61,960 was recorded for the year ended March 31, 2023, which is comprised of $41,313 in penalties and $20,647 in accrued interest related to a $506,145 tax liability from the March 31, 2018 tax year, as well as a $178,727 tax liability from the March 31, 2021 tax year. Income tax payable at  March 31, 2023 was $958,455 which includes cumulative accrued penalties and interest of $273,594. Income tax expense and income tax payable are included in discontinued operations in the Company's financial statements for the years ended March 31, 2022.

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

At  March 31, 2023 and 2022 respectively, the Company had net operating loss carryforwards (“NOLs”) for income tax purposes of $51,260,036 and $52,067,273. $34,481,122 of the Company's NOL carryforwards are expected to expire at various times from 2025 through 2039. $17,026,440 of the NOL carryforwards generated in tax years ending March 31, 2019 to present have no expiration date. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

The provision for income taxes included in discontinued operations is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2023	2022
Tax expense/(benefit) computed at U.S. statutory rates	$(182,405)	$691,042
Increases (decreases) in taxes resulting from:
IRC Section 280E	-	132,063
Other permanent items	9,246	5,526
Change in valuation allowance	(756,430)	579,861
Adjustments to valuation of deferred tax assets	929,589	(1,408,492)
Tax return true-up	-	58,277
Total provision for income taxes	-	58,277
Penalties and interest on prior year tax liabilities	61,960	76,709
Total income tax expense	61,960	$134,986

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Stock based compensation	$3,147,724	$3,144,084
Net operating loss carryforward	10,934,127	10,816,588
Impairment of long-lived assets	635,250	-
Depreciation and Amortization expense	(1,369)	(1,369)
Other temporary items	(209,714)	(209,714)
Total deferred tax assets	14,506,018	13,749,589
Less valuation allowance	(14,506,018)	(13,749,589)
Net deferred tax asset	$-	$-

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of March 31, 2023, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

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

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 9 – Capital Transactions

Year Ended March 31, 2023

Sale of Common Stock and Warrants

On  May 9, 2022 the Company entered into a Placement Agent's Agreement with its brokers for the private placement of up to $565,000 in units at a price of $0.03 per unit. For each unit purchased, the investor will receive one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at a price of $0.10 for a period of five years. On  September 9, 2022, the Company entered into the Amendment to the Placement Agent's Agreement which extended the placement to  November 30, 2022 and increased the amount to $2,000,000, all other terms remaining the same.  During the year ended  March 31, 2023, the Company received $1,483,350 under the private placement, net of brokerage fees of $221,650, and issued 56,835,004 shares of its common stock and 56,835,004 warrants to purchase one share of the Company's common stock at $0.10 for five years.

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

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees (Note 10), for the years ended March 31, 2023 and 2022:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2021	85,843,036
Warrants issued	2,095,333			0.10
Warrants exercised	(9,697,146)	$0.01	-	$0.03
Warrants expired/cancelled	(3,116,550)			0.60
Outstanding at March 31, 2022	75,124,673
Warrants issued	56,835,004			0.10
Warrants exercised	-
Warrants expired/cancelled)	(9,201,000)	$0.08	-	$0.10
Outstanding at March 31, 2023	122,758,677

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

On September 17, 2021, the Board of Directors adopted the 2021 Equity Incentive Plan ("2021 Plan"), and the Company filed a Registration Statement with the SEC on Form S-8 to register 20,000,000 shares of common stock issuable under the 2021 Plan. All 20,000,000 shares registered under the 2021 Plan were available for issuance at March 31, 2023.

Compensation Expense

For the years ended March 31, 2023 and 2022, the Company recorded share-based compensation expense of $17,333 and $60,667, respectively, which includes $17,333 and $60,667, respectively, related to employee stock options and warrants. There was no expense for restricted stock. Unrecognized compensation cost for non-vested awards was $0 as of March 31, 2023.

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value:

	Year Ended
	March 31, 2023	March 31, 2022
Weighted-average volatility	-%	131%
Expected term (in years)	-%	10%
Risk-free interest rate	-%	1.42%

Expected volatilities used for award valuation are based on historical volatility of the Company's common stock. The risk-free interest rate for periods equal to the expected term of an award is based on Federal Reserve yields for U.S. Treasury securities.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Stock Options

A summary of employee option activity, including warrants issued to employees, as of March 31, 2023 and 2022, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options and warrants	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2021	17,733,334	$0.11	6.80	$172,000
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2022	17,733,334	$0.11	5.80	$-
Fully vested and expected to vest at March 31, 2022	17,733,334	$0.11
Exercisable at March 31, 2022	15,566,668	$0.12
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2023	17,733,334	$0.11	4.80	$-
Fully vested and expected to vest at March 31, 2023	17,733,334	$0.11
Exercisable at March 31, 2023	17,733,334	$0.11

The table below sets forth nonemployee option activity for the years ended March 31, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2021	5,883,000	$0.14	8.11	$-
Granted	600,000	$0.05
Exercised	-
Forfeited	-
Outstanding at March 31, 2022	6,483,000	$0.13	7.31	$-
Fully vested and expected to vest at March 31, 2022	6,483,000	$0.13
Exercisable at March 31, 2022	6,483,000	$0.13
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2023	6,483,000	$0.13	6.31	$-
Fully vested and expected to vest at March 31, 2023	6,483,000	$0.13
Exercisable at March 31, 2023	6,483,000	$0.13

Restricted stock awards

No restricted stock awards were granted during the years ended March 31, 2023 and 2022.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The Company is currently involved in projects for which the Company has contracts with vendors and for which the Company has been invoiced approximately $235,000. Work on these projects will not commence until 2024, the Company has not accrued for these amounts.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 12 - Related Party Transactions

As of March 31, 2023, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company. Amounts owing are for marketing services provided and have been recorded as a component of general and administrative expense.

As of March 31, 2023, $12,095 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

During the year ended March 31, 2022, the Company repaid its indebtedness to executive officers for unpaid compensation from prior year periods totaling $84,913. There was no remaining indebtedness to related parties at March 31, 2022.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

Note Receivable from Sale of Teco Subsidiaries

The $3,025,000 note receivable from the sale of the Teco Subsidiaries was initially payable as quarterly, interest only payments of $60,500 for the first year, followed by seven quarterly payments of interest and principal of $201,774 beginning March 31, 2023, with a final payment of principal and interest totaling $2,014,225 on December 31, 2024.

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

The note contains a provision that allows payments of principal and interest due prior to the maturity date to be postponed to the next quarterly payment date if cash flow from the operations of the facility is insufficient to cover the amount of the payment. Several days prior to the first interest payment due date of April 1, 2022, AJE Management, LLC notified the Company that it would be postponing the payment of interest of $60,500 due on April 1, 2022 due to insufficient cash flow to make the payment. AJE Management, LLC has also notified us that it will be unable to make the interest payment due July 1, 2022 due to insufficient cash flow. As a result, the Company reevaluated the factors relating to the collectability of the note and determined that an impairment charge in the amount of $3,025,000, equal to the full balance of the note, was warranted as there is substantial uncertainty around the collectability of the note, and we are unable to make an appropriate estimate of the amount of payments, if any, the Company will ultimately receive. The impairment charge is included on the Company's Statement of Operations as loss on impairment of note receivable.

On March 27, 2023, the Company and AJE Management entered into agreement whereby a payment in the amount $100,000 paid on or about the date of the agreement (“initial principal payment”) shall have been deemed to reduce the principal amount of the note by an additional $504,167, resulting in an ending note receivable balance of $2,520,833. The Company recorded $100,000 of other income as the note had previously been fully reserved.

Further in connection with the execution of the March 27, 2023 agreement all parties to the note agreed that after the initial principal payment, additional payments made on or prior to September 30, 2023, shall reduce the amounts outstanding under the note such that for each $1.00 paid to Payee, (i) the principal amount of the Note shall be reduced by $5.0416, and (ii) Maker shall be deemed to have repaid all interest that has accrued on such principal amount from the date of the Note to the date of such payment. For purpose of clarity, it is hereby acknowledged and agreed, that the payment of the Initial Principal Payment together with additional payments in the aggregate amount of $500,000, made by Maker to Payee on or prior to September 30, 2023, shall satisfy all of Maker’s obligations under the Note. To the extent any amounts remain outstanding under the Note after September 30, 2023, all payments made by Maker to Payee under the Note following September 30, 2023 shall be applied to repay the Note in accordance with its terms without regard to this Agreement.

Note 14 – Subsequent Events

Subsequent to March 31, 2023, the Company raised $150,000 through the issuance of three convertible notes payable. The notes bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $0.03 per share, the notes mature between June and July 2026.

Subsequent to March 31, 2023 the Company received $80,025 related to the exercise of warrants. The exercise of the warrants will result on the issuance of 8,002,500 common shares. The shares have not yet been issued by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e)€ and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2023 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2023. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2023, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of GB Sciences, their ages as of July 14, 2023, and the positions currently held by each are as follows:

Name	Age	Position
John Poss	75	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors
Dr. Andrea Small-Howard	54	President, Chief Science Officer and Director
Ed DeFrank	56	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

John Poss, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board

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

On April 14, 2023, the Company’s board of directors elected John Poss the Interim CFO of the Company. Mr. Poss is currently the CEO of the Company, a position he has held since April 29, 2016. Mr. Poss also serves as Chairman of the board of directors. Mr. Poss has served as the CFO of the Company in the past from August 2015 through August 2016.

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

Dr. Andrea Small-Howard has more than 25 years of research experience; as well as executive experience in the biopharmaceutical industry supervising research and development, manufacturing, and quality control divisions in both the US and China. In her biotechnology career, Dr. Small-Howard has taken novel biological products from ideation through commercialization. Dr. Small-Howard has been named an inventor on more than sixty patent applications and taken the lead in obtaining regulatory approvals from the U.S. Food and Drug Administration ("US FDA") and numerous international regulatory agencies. Dr. Small-Howard also created commercialization strategies, advised on distribution relationships, led branding committees, and supervised marketing materials. In one instance, Dr. Small-Howard designed a commercialization strategy for an in-licensed cervical cancer test. To that end, she developed technical product files in Korea with the original manufacturer, sourced US raw materials, hired contract manufacturers, created the US prototypes, and prepared regulatory filings. As VP of Scientific Oversight at Radient Pharmaceuticals Corp., she provided strategic product development and regulatory oversight across multiple international business divisions.

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

Zach Swarts, Chief Financial Officer, Treasurer

Mr. Swarts was appointed as the Company's CFO on April 16, 2021, and as Treasurer on June 9, 2021, after serving as Interim CFO since September 5, 2019.  He began employment with GB Sciences in October 2017 and served as Director of Finance and Accounting prior to his appointment as Interim CFO. Prior to joining GB Sciences, Mr. Swarts worked for a local public accounting firm as Manager of the litigation support department from April 2016 to October 2017. He has provided forensic accounting, expert witness, business valuation, and consulting services to clients in a wide variety of industries. From January 2013 to April 2016, he worked as an auditor in the Las Vegas office of Ernst & Young LLP. His clients consisted primarily of SEC filers in the highly regulated gaming industry. He is a Certified Public Accountant licensed in the State of Nevada.  On April 14, 2023, Mr. Swarts resigned his position as Chief Financial Officer. Also on April 14, 2023, the Company’s board of directors elected John Poss the Interim CFO of the Company. Mr. Poss is currently the CEO of the Company, a position he has held since April 29, 2016. Mr. Poss also serves as Chairman of the board of directors. Mr. Poss has served as the CFO of the Company in the past from August 2015 through August 2016.

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

Code of Ethics

We adopted the GB Sciences, Inc. Code of Ethics for the CEO and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to Chief Executive Officer, Chief Financial Officer, Chief Science Officer and other finance organization employees. A copy of the finance code of ethics may be obtained from the Company, free of charge, upon written request delivered to GB Sciences, Inc. 9205 W. Russell Road, Suite 240, Las Vegas Nevada 89148. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to the Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, and Chief Financial Officer for all services rendered to us in all capacities during each of the years ended March 31, 2023 and 2022.

Summary Compensation Table

				Stock	Option
				Awards	Awards
Name and Position	Year	Salary	Bonus	(1)	(2)	Total
John Poss, CEO and Chairman of the Board	2023	$60,000	$-	$-	$-	$60,000
	2022	69,068	33,748	-	-	102,816

Dr. Andrea Small-Howard, President, CSO and Director	2023	138,000	-	-	-	138,000
	2022	177,846	-	-		177,846

Zach Swarts, CFO	2023	120,000	-	-	-	120,000
	2022	128,250	-	-	-	128,250

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

Employment Agreements

John Poss, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors

On August 10, 2015, Mr. Poss, entered into an employment agreement with the Company. The term of employment is one-year subject to automatic extensions for additional one-year periods unless either party chooses to terminate such employment. The Company may terminate the Employment Agreement at any time with or without cause. If the Company terminates the Employment Agreement without cause, Mr. Poss is entitled to three months' severance if the termination takes place during the first year of employment, four months' severance if the termination takes place during the second year of employment and six months' severance if the termination takes place during the third year or a subsequent year of employment. No severance payments are due in the case of a termination for cause. Similar severance provisions apply to a termination by Mr. Poss for good reason but not to a termination by Mr. Poss without good reason. Mr. Poss received a monthly salary of $10,000 per month per the agreement. In addition, in August 2015, the Company issued 600,000 options to Mr. Poss under our 2014 Equity Incentive Plan. The options are exercisable upon vesting for a period of 10 years from issuance for the purchase of shares of our common stock at a price of $0.30 per share. The options issued pursuant to the agreement have all vested.

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

Dr. Andrea Small-Howard, PhD, MBA, President, Chief Science Officer and Director

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

Zach Swarts, Chief Financial Officer and Treasurer (resigned)

The Company and Mr. Swarts have not entered into a written employment agreement. On November 12, 2020, the Company and Mr. Swarts entered into an Indemnification Agreement. Beginning with his appointment as Interim CFO in September 2019, Mr. Swarts was paid a salary of $160,000 per year. Effective July 1, 2020, all employees agreed to temporary voluntary pay reductions and Mr. Swarts' salary was decreased to $5,000 per month. Beginning October 1, 2021, the board of directors approved an increase of Mr. Swarts' monthly salary to $10,000. The board of directors granted Mr. Swarts a discretionary award of 500,000 warrants to purchase one share of the Company's common stock at $0.04 per share for a period of ten years, with immediate vesting, on December 7, 2020. On December 15, 2020, Mr. Swarts was granted a discretionary award of 500,000 options to purchase one share of the Company's common stock at $0.05 per share for a period of ten years, vesting over a two-year period, and 150,000 existing options held by Mr. Swarts were re-priced to $0.05 per share. On April 14, 2023, Mr. Swarts resigned his position as Chief Financial Officer.

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2023:

Name	Number of shares underlying exercisable options/warrants (2)		Number of shares underlying unexercisable options/warrants	Option exercise price ($)	Option expiration date	Market value of shares not vested (1)
John Poss	600,000		-	$0.05	8/10/2025	-
	1,400,000		-	$0.05	6/1/2023	-
	1,500,000		-	$0.05	11/26/2027	-
	500,000	(4)	-	$0.04	12/7/2030	-
Andrea Small-Howard	500,000		-	$0.05	3/27/2025	-
	1,200,000	(3)	-	$0.05	6/1/2026	-
	500,000		-	$0.05	11/26/2027	-
	1,000,000		-	$0.05	12/15/2030	-
	500,000	(4)	-	$0.04	12/7/2030	-
Zach Swarts	150,000		-	$0.05	10/1/2027	-
	500,000		-	$0.05	12/15/2030	-
	500,000	(4)	-	$0.04	12/7/2030	-
Ed DeFrank	500,000		-	$0.05	12/15/2030	-
	500,000	(4)	-	$0.04	12/7/2030	-

(1) Represents the Black-Scholes fair value of unvested awards as of the grant date.

(2) These options and warrants were vested at March 31, 2023.

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

Percentage ownership in the following table is based on 381,872,561 shares of common stock outstanding as of the date of this report. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	No. of Shares		Percentage of Total Shares
Name of Beneficial Owner (1)	Owned		Owned
Officers and Directors
John Poss	4,225,000	(2)	1.09%
Dr. Andrea Small-Howard	3,482,666	(3)	* (10)
Zach Swarts	983,333	(4)	* (10)
Gary Henrie	833,333	(5)	* (10)
Ed DeFrank	833,333	(6)	* (10)
Directors and officers as a group (four) persons	10,357,665		2.64%
5% Holders:
Robert Moody, Jr.	25,544,985	(7)	7.43%
Lawrence B. Ordower	26,226,560	(8)	7.77%
David Ruggieri	24,455,950	(9)	7.18%

(1) Unless otherwise noted, the address of each person listed is GB Sciences, Inc. 9205 W. Russell Road, Suite 240 Las Vegas Nevada 89148.

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

(10) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2023, the Company had one independent director serving on the board of directors. The definition the Company uses to determine whether a director is independent are the rules governing the OTC market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Assurance Dimensions, Inc., Margate, FL, Auditor Firm ID: 5036

	Fiscal 2023	Fiscal 2022
Audit Fees(1)	$67,000	$65,141
Audit-Related Fees(2)	-	3,000
Tax Fees(3)	-	-
Subtotal	67,000	68,141
All other Fees(4)	-	-
Total	$67,000	$68,141

(1) Audit Fees – Audit fees billed to the Company in FY 2023 and 2022 include fees billed by Assurance Dimensions, Inc. for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

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

Report of Independent Registered Public Accounting Firm – Assurance Dimensions, Inc.

Financial Statements:

Consolidated Balances Sheets as of March 31, 2023 and 2022

Consolidated Statements of Operations – Years ended March 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended March 31, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended March 31, 2023 and 2022

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

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Amendment to Articles of Incorporation
3.6	Bylaws (Incorporated by reference to an exhibit to Form SB-2 filed with the Commission on February 12, 2002)
4.6	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the Commission on June 30, 2022)
10.1	2005 Restricted Stock Plan (Incorporated by reference to Annex A to Schedule 14A filed with the Commission on June 14, 2005)
10.2	2007 Restricted Stock Plan (Incorporated by reference to Exhibit 4.2 to Form S-8/POS filed with the Commission on February 8, 2008)
10.3	2014 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form S-1/A No. 333-198967 filed with the Commission on December 23, 2014)
10.4	2021 Equity Incentive Plan (Incorporated by reference to Exhibit 4.4 to Form S-8 filed with the Commission on September 17, 2021)
10.5	Amended Employment Agreement between Registrant and John Poss dated June 1, 2016 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed with the Commission on July 14, 2016)
10.6	Amended Employment Agreement between Registrant and Andrea Small-Howard dated June 1, 2016 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed with the Commission on July 14, 2016)
10.7	Audit Committee Charter (Incorporated by reference to Exhibit 10.25 to Form 10-K filed with the Commission on July 14, 2016)
10.8	Compensation Committee Charter (Incorporated by reference to Exhibit 10.26 to Form 10-K filed with the Commission on July 14, 2016)

10.9	Indemnification Agreement between Registrant and Edmond A. DeFrank dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.10	Indemnification Agreement between Registrant and John Poss dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.11	Indemnification Agreement between Registrant and Andrea Small-Howard dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.12	Indemnification Agreement between Registrant and Zach Swarts dated November 16, 2020 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed with the Commission on July 6, 2021).
10.13	Promissory Note dated December 31, 2021 between AJE Management, LLC and Registrant (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed with the Commission on February 2, 2022).
10.14

Second Promissory Note Modification Agreement between Registrant and 483 Management, LLC dated March 4, 2022 (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the Commission on June 30, 2022)

10.15

Promissory Note dated December 31, 2021 made by AJE Management, LLC  in favor of Registrant (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the Commission on June 30, 2022)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
21.1	List of Subsidiaries (Incorporated by reference to exhibit 21.1 to form 10K filed with the commission on June 30, 2022)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB Sciences, Inc.
(Registrant)

Dated: July 14, 2023	By:	/s/ John Poss
John Poss
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Poss
Dated: July 14, 2023	John Poss
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ Dr. Andrea Small-Howard
Dated: July 14, 2023	Dr. Andrea Small-Howard
President and Director