Form 10-Q
period 2023-06-30
GB SCIENCES INC
filed 2023-08-14
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 381,872,561 shares of common stock, par value $0.0001 per share, outstanding as of August 14, 2023.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,	As of March 31,
	2023	2023
CURRENT ASSETS:	(unaudited)
Cash and cash equivalents	$29,611	$109,912
Prepaid expenses and other current assets	199,592	199,592
TOTAL CURRENT ASSETS	229,203	309,504
Intangible assets, net of accumulated amortization and impairment of $2,433,116 and $2,390,297 at June 30, 2023 and March 31, 2023, respectively	-	42,819
TOTAL ASSETS	$229,203	$352,323
CURRENT LIABILITIES:
Accounts payable	$1,946,026	$1,861,829
Accounts payable related party	120,911	120,911
Accrued interest	372,535	346,806
Accrued liabilities	75,628	75,628
Notes and convertible notes payable and line of credit, net of unamortized discount of $26,155 and $41,230 at June 30, 2023 and March 31, 2023, respectively	1,411,152	1,396,077
Income taxes payable	958,455	958,455
TOTAL CURRENT LIABILITIES	4,884,707	4,759,706
Long-term convertible notes payable	25,000	-
TOTAL LIABILITIES	4,909,707	4,759,706
Commitments and contingencies (Note 5)
STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 381,872,561 and 381,872,561 outstanding at June 30, 2023 and March 31, 2023, respectively	38,187	38,187
Additional paid-in capital	104,259,745	104,259,745
Accumulated deficit	(108,978,436)	(108,705,315)
TOTAL STOCKHOLDERS' DEFICIT	(4,680,504)	(4,407,383)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$229,203	$352,323

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,

	2023	2022

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
General and administrative expenses	265,122	459,517
LOSS FROM OPERATIONS	(265,122)	(459,517)
OTHER INCOME (EXPENSE)
Interest expense	(40,804)	(38,572)
Loss on impairment of capitalized patent and trademark costs	(42,195)	-
Other income	75,000	-
Total other expense	(7,999)	(38,572)
LOSS BEFORE INCOME TAXES	(273,121)	(498,089)
Income tax expense	-	-
NET LOSS	$(273,121)	$(498,089)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	381,872,561	325,743,436

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(273,121)	$(498,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	20,086
Stock-based compensation	-	6,500
Amortization of debt discount and beneficial conversion feature	15,075	15,976
Loss on impairment of capitalized patent and trademark costs	42,195	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	37,520
Accounts payable	84,197	66,334
Accrued liabilities	-	39,145
Accrued interest	25,729	20,485
Net cash used in operating activities	$(105,301)	$(292,043)
FINANCING ACTIVITIES:
Gross proceeds from convertible notes payable	25,000	-
Gross proceeds from issuing common stock	-	125,000
Principal payment on notes and convertible notes payable	-	(12,890)
Net cash provided by financing activities	$25,000	$112,110
Net change in cash and cash equivalents	(80,301)	(179,933)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,912	233,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,611	$53,960

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Three Months Ended June 30,
	2023	2022
Cash paid for interest	$-	$2,111
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Patent drafting and filing costs capitalized in intangible assets	$-	$28,234
Accrued brokerage fees for common stock issuances and warrant exercises	$-	$16,250

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended June 30, 2023 and June 30, 2022

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Stock issued for cash, net of offering costs	4,168,334	417	108,333	-	108,750
Share based compensation expense	-	-	6,500	-	6,500
Net loss	-	-	-	(498,089)	(498,089)
Balance at June 30, 2022	329,205,891	$32,921	$102,879,579	$(105,078,211)	$(2,165,711)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)

Net loss	-	-	-	(273,121)	(273,121)
Balance at June 30, 2023	381,872,561	$38,187	$104,259,745	$(108,978,436)	$(4,680,504)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six U.S. and eight foreign patents issued, one US and three foreign patents allowed, as well as 18 U.S. and 55 foreign patent-pending applications.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of GB Sciences, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. The balance sheet at  March 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2023.

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

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As of March 31, 2023, we recorded a loss on impairment related to the capitalized patent costs of $2,374,261. The Company recorded an impairment of its capitalized patent costs based on the relevant facts and circumstances that existed as of March 31, 2023 in accordance with ASC 350-30-35.

At June 30, 2023, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the three months ended June 30, 2023 and 2022, was $624 and $20,086, respectively.

There were 10 United States patent applications that are pending as of June 30, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at June 30, 2023. The carrying amount of the indefinite-lived patent assets was $0 at June 30, 2023.

Included in Intangible assets at June 30, 2023, are capitalized license costs and trademarks with a carrying amount of $0, after impairment of $42,195 recorded during the three months ended June 30, 2023.

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

The Company’s only material revenue source was part of discontinued operations prior to the sale of the Nevada Subsidiaries (Note 7), and was derived from sales of distinct physical goods. Under ASC 606, the Company is required to separately identify each performance obligation resulting from its contracts from customers, which may be a good or a service. A contract may contain one or more performance obligations. All of the Company’s contracts with customers contained only a single performance obligation, the delivery of distinct physical goods. Because fulfillment of the company’s performance obligation to the customer under ASC 606 results in the same timing of revenue recognition as under the previous guidance (i.e. revenue is recognized upon delivery of physical goods), the Company did not record any material adjustment to report the cumulative effect of initial application of the guidance.

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

Because the Company previously operated in the State-licensed cannabis industry through its now-deconsolidated Nevada Subsidiaries, gross profits from those subsidiaries has is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operating loss carryforwards ("NOLs"). The unused NOLs will continue to carry-forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 162,611,301 and 123,013,087 potentially dilutive common shares, related to convertible debt, warrants, and stock options, at  June 30, 2023 and June 30, 2022, respectively, however, those shares were not included in the computation of diluted net loss per share for the three months ended June 30, 2023 and 2022, as their inclusion would have been antidilutive.

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

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The amendments in this ASU are effective for the Company's fiscal year beginning April 1, 2023. The Company adopted ASU 2016-13 on April 1, 2023, and it did not have a material impact on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective for the Company's fiscal year beginning April 1, 2023. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted ASU 2020-06 on April 1, 2023, and it did not have a material impact on its financial statements.

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

Note 2 – Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $108,978,436 at June 30, 2023. The Company had a working capital deficit of $4,655,504 at June 30, 2023, compared to a deficit of $4,450,202 at March 31, 2023. In addition, the Company has consumed cash in its operating activities of $105,301 for the three months ended June 30, 2023, compared to $292,043 used in operating activities for the three months ended June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Note 3 – Notes and Convertible Notes Payable and Line of Credit

At June 30, 2023, notes with a carrying amount of $1,436,152 were included in short term notes and convertible notes payable, net of unamortized discounts of $26,155. Interest expense related to the notes was $40,040 for the three months ended June 30, 2023, which includes $15,075 from amortization of the note discounts.

As of June 30, 2023 and March 31, 2023 the following notes payable were recorded in the Company’s consolidated balance sheets:

	As of June 30, 2023
	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable	$560,000	$-	$560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(4,859)	192,141
6% Convertible note payable due December 31, 2023	250,000	(21,296)	228,704
0% Note Payable dated October 23, 2017 (as amended)	55,307	-	55,307
Total short-term notes and convertible notes payable	$1,437,307	$(26,155)	$1,411,152
6% Convertible note payable due June 30, 2026	25,000	-	25,000
Total long-term convertible notes payable	25,000	-	25,000
Total notes and convertible notes payable	$1,462,307	$(26,155)	$1,436,152

	As of March 31, 2023
	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable	$560,000	$-	$560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(9,475)	187,525
6% Convertible note payable due December 31, 2023	250,000	(31,755)	218,245
0% Note Payable dated October 23, 2017 (as amended)	55,307	-	55,307
Total short-term notes and convertible notes payable	$1,437,307	$(41,230)	$1,396,077

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

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

At June 30, 2023, the outstanding balance of the note was $55,307, and accrued interest was $1,454. The company made no payments during the three months ended June 30, 2023.

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

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $7,564 on the extended notes during the three months ended June 30, 2023, of which $4,617 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $70,919 and the remaining unamortized discount was $4,859 at June 30, 2023.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of  $560,000 remains outstanding plus accrued interest totaling $206,939. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $11,169 for the three months ended June 30, 2023, and no unamortized discount at June 30, 2023.

December 2020 $625,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. The Company previously issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between January 31, 2021 and July 1, 2022, and $250,000 mature in December 2023. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the year ended March 31, 2022, the Company received an additional $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs.

During the three months ended June 30, 2023, the Company received an additional $25,000 related to the note offering with a maturity date of June 29, 2026, and recorded no discount or beneficial conversion features. The Company recorded interest expense of $21,307 on the December 2020 $625,000 6% Convertible Notes, of which $10,458 represented amortization of the note discounts. Accrued interest on these notes is $93,222 and the remaining unamortized discount was $21,296 at June 30, 2023.

Note 4 – Capital Transactions

Three Months Ended June 30, 2023

Warrants

During the three months ended June 30, 2023, the Company recorded no issuance of warrants. During the three months ended June 30, 2023, warrants totaling 3,490,834 expired with an exercise price of $0.10.

Employee Option Grants

During the three months ended June 30, 2023, the Company recorded no employee option grants. During the three months ended June 30, 2023, option grants totaling 1,150,000 with an exercise price of $0.05, were forfeited.

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

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

Note 5 – Commitments and Contingencies

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

Note 6 – Related Party Transactions

As of  June 30, 2023, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company.

As of  June 30, 2023, $12,095 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

Note 7 – Sale of Membership Interests in Nevada Subsidiaries

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

GB SCIENCES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

On August 10, 2020, the Company entered into the Membership Interest Purchase Agreement ("Nopah MIPA") and Promissory Note Modification Agreement with 483 Management, LLC. Pursuant to the Nopah MIPA, the Company agreed to sell its 100% membership interest in GB Sciences Nopah, LLC ("Nopah"), which holds a Nevada medical marijuana cultivation certificate. As consideration, the Company would receive $312,315 in consideration in the form of a $237,668 reduction to the outstanding principal and accrued interest balances of the 0% Note payable dated October 23, 2017 (Note 3), and extinguishment of accounts payable of $74,647, which were owed to an affiliate of the purchaser.

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

During the three months ended June 30, 2023, the Company received $75,000 on this Note Receivable and recorded the amount in Other Income on the Statement of Operations.

Note 8 – Subsequent Events

Subsequent to  June 30, 2023, the Company raised $50,000 through the issuance of a convertible note payable. The notes bears interest at 6% per annum and is convertible into shares of the Company’s common stock at $0.03 per share, the note matures between  June and  July 2026.

Subsequent to  June 30, 2023 the Company received $80,025 related to the exercise of warrants. The exercise of the warrants will result on the issuance of 8,002,500 common shares. The shares have not yet been issued by the Company.

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

Overview

GB Sciences, Inc. (“the Company”, “GB Sciences”, “we”, “us”, or “our”) is a plant-inspired, biopharmaceutical research and development company creating patented, disease-targeted formulations of cannabis- and other plant-inspired therapeutic mixtures for the prescription drug market through its wholly owned Canadian subsidiary, GbS Global Biopharma, Inc. (“GBSGB”).

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six U.S. and eight foreign patents issued, one US and three foreign patents allowed, as well as 18 U.S. and 55 foreign patent-pending applications.

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

Plan of Operation

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 25, 2023, the Japanese patent was issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GBSGB received a Notice of Allowance for its Israeli patent application. On July 7th, GBSGB received a Notice of Allowance for its European patent application protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease.

Several more of GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On December 1, 2022, the Israeli (IL) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was issued, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was issued, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GbS received the Notice of Allowance for its European Patent, which also triggers the allowance of its Hong Kong patent protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On June 28th of 2023, GBSGB received a Notice of Allowance on its Australian patent application protecting the Company’s Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis.

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

In the past year GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. The Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 25, 2023, the Japanese patent was also issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GBSGB received a Notice of Allowance for its Israeli patent application for its Parkinson’s disease formulas. On July 7th, GBSGB received a Notice of Allowance for its European patent application protecting the Parkinson’s disease formulas. On December 1, 2022, the Israeli (IL) Patent was issued, which protects our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On December 15, 2022, the Australian (AU) Patent was issued, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was issued, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GBSGB received the Notice of Allowance for its European Patent, which also triggers the allowance of its HK Patent protecting its Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). Additionally, on March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295, which protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On June 28th of 2023, GbS received a Notice of Allowance on its Australian patent application, which protects the Company’s Myrcene-Containing Complex Mixtures for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis.

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

Six USPTO & Eight International Patents Issued; One USPTO & Five International Patents Allowed*

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

On May 19, 2020, U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On February 3, 2023, the Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 25, 2023, the Japanese patent was issued for the use of GBSGB’s Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GBSGB received a Notice of Allowance for its Israeli patent application. On July 7th, GBSGB received a Notice of Allowance for its European patent application. These patents claim benefit of U.S. Patent Application No. 62/406,764 that was originally filed October 11, 2016.

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1 (005 Patent Family)

U.S. Patent Number US10709670B2	Issued: July 14, 2020
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard, et al.
US Patent Application: US20200390721A1	Allowed: March 9, 2023
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard et al.

As of July 14, 2020, GBSGB’s Myrcene-Containing Complex Mixtures (MCCM) are protected in the US for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On June 28th of 2023, GBSGB received a Notice of Allowance on its Australian patent application. On March 9, 2023, the Notice of Allowance was received for GBSGB’s U.S. Patent Application No. 16/878,295, which was filed as a Continuation of Review of US Patent Application No. 15/986,316 (originally filed on May 22, 2018). The Notice of Allowance on the US Continued Review Application protects the use of GBSGB’s MCCM in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. These patents claim benefit of U.S. Patent Application No. 62/509,546 that was originally filed May 22, 2017.

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS (003 Patent Family)

U.S. Patent Number US10,857,107B2	Issued: December 8, 2020
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
IL Patent Number: IL268211B	Issued: December 1, 2022
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
AU Patent Number: AU2018215200B2	Issued: December 15, 2022
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
JP Patent Number: JP7225104B2	Issued: February 20, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
European Patent Application: EP3576724A1	Allowed: April 24, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
HK Patent Application: HK62020008641.6	Allowed: August 1, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.

On December 8, 2020, U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On December 1, 2022, the Israeli (IL) Patent was issued, protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On December 15, 2022, the Australian (AU) Patent was issued, protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 20, 2023, the Japanese (JP) Patent was issued, protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GbS received the Notice of Allowance for its European Patent, which also triggers the allowance of its HK Patent. These patents claim benefit of U.S. Patent Application No. 62/453,161 originally filed February 1, 2017.

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

GBSGB has sublicensed these two issued USPTO patents and two issued international patents for the prevention and treatment of heart failure due to cardiac hypertrophy through therapeutic regulation of TRPV1 from Makai Biotechnology, LLC.

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

Expiration: February 9, 2035

Inventors: Martin Banderas, Lucia; Fernandez Arevalo, Mercedes; Berrocoso, Dominguez, Esther; and Mico Segura, Juan Antonio

Assignees: Universidad de Sevilla, Universidad de Cadiz, and Centro de Investigacion Biomedica En Red

Exclusive worldwide license held by GbS Global Biopharma, Inc. Claims benefit of Spanish Patent Application no. P201500129 (Pub. No. ES 2582287).

GBSGB holds the exclusive worldwide rights to commercialize the issued Spanish patent-protected, cannabinoid-containing, time-released, oral nanoparticles for the treatment of neuropathic pain.

Pending Patents

In addition to the issued patents listed above, GBSGB's intellectual property portfolio includes a total of eighteen USPTO and fifty-five international patents pending:

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

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

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data:

	For the Three Months Ended
	June 30,
	2023	2022

General and administrative expenses	$265,122	$459,517
LOSS FROM OPERATIONS	(265,122)	(459,517)
OTHER EXPENSE
Interest expense	(40,804)	(38,572)
Loss on impairment of capitalized patent and trademark costs	(42,195)	-
Other income	75,000	-
LOSS BEFORE INCOME TAXES	(273,121)	(498,089)
Income tax expense	-	-
NET LOSS	$(273,121)	$(498,089)

Comparison of the Three Months Ended June 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased by $194,395 to $265,122 for the three months ended June 30, 2023, compared to $459,517 for the three months ended June 30, 2022. The decrease is attributable in part to the completion of a research contract with Michigan State University. In addition, the Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense increased by $2,232 to $40,804 for the three months ended June 30, 2023, compared to $38,572 in the prior year quarter. The increase is attributable to a slight increase in net note balances.

Loss on impairment of capitalized patent and trademark costs

During the three months ended June 30, 2023, the Company recorded an impairment of all remaining capitalized patents and trademark costs totaling $42,195. No impairment was recorded during the three months ended June 30, 2022.

Other income

During the three months ended June 30, 2023, the Company recorded other income of $75,000. The Income in the 2023 period relates to the receipt of $75,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

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

At June 30, 2023, cash was $29,611, other current assets excluding cash were $199,592, and our working capital deficit was $4,655,504. Current liabilities were $4,884,707 and consisted principally of $2,066,937 in accounts payable, accrued interest of $372,535, $75,628 in accrued liabilities, $1,411,152 in notes and convertible notes payable, and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $958,455.

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2023

(unaudited)

At March 31, 2023, cash was $109,912, other current assets excluding cash were $199,592, and our working capital deficit was $4,450,202. Current liabilities were $4,759,706, which consisted principally of $1,982,740 in accounts payable, $346,806 in accrued interest, $75,628 in accrued liabilities, $1,396,077 in notes and convertible notes payable, and an income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $958,455.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $105,301 for the three months ended June 30, 2023, compared to cash used of $292,043 for the three months ended June 30, 2022. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the three months ended June 30, 2023 and June 30, 2022, no cash was provided or used by investing activities.

Financing Activities

During the three months ended June 30, 2023, cash flows provided by financing activities totaled $25,000, in gross proceeds from a convertible note offering. Cash provided by financing activities for the three months ended June 30, 2022 included $125,000 gross proceeds from sales of the Company’s common stock in a private placement and was offset by $12,890 used in payment of principal on notes payable.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $108,978,436 at June 30, 2023. The Company had a working capital deficit of $4,655,504 at June 30, 2023, compared to a deficit of $4,450,202 at March 31, 2023. In addition, the Company has consumed cash in its operating activities of $105,301 for the three months ended June 30, 2023, compared to $292,043 used in operating activities for the three months ended June 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2023.

GB SCIENCES, INC. AND SUBSIDIARIES

June 30, 2023

(unaudited)

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2023, the disclosure controls and procedures were not effective due to material weaknesses: (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act; and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

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

Changes in Internal Controls

On April 14, 2023, the long-time principal financial officer of the Company resigned his position to accept other employment. On the same day the principal executive officer of the Company was appointed interim principal financial officer. Despite the fact the new interim principal financial officer has both a strong educational and operational background in accounting and financial management, consolidating the positions in one person constitutes a change in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

GB SCIENCES, INC. AND SUBSIDIARIES

June 30, 2023

(unaudited)

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

No new items to disclose.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2023, the Company issued a convertible note payable in the face amount of $25,000. The note bears interest at 6% per annum and is convertible into shares of the Company’s common stock at $0.03 per share. The note was not registered under the Securities Act of 1933 (the “Act”), and was issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since it was a transaction that was not a part of any public offering.

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

GB SCIENCES, INC. AND SUBSIDIARIES

June 30, 2023

(unaudited)

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

3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.4	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K filed with the Commission on August 28, 2020)
3.5	Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.5 to the Annual Report on Form 10-K filed with the Commission on July 14, 2023)
3.6	Bylaws (Incorporated by reference to an exhibit to Form SB-2 No. 333-82580 filed with the Commission on February 12, 2002)
31.1	Certification of Principal Executive and Financial Officer and Pursuant to Rule 13a-14
32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

GB SCIENCES, INC. AND SUBSIDIARIES

June 30, 2023

(unaudited)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB SCIENCES, INC.

Date: August 14, 2023	By:	/s/ John Poss
John Poss, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)