Form 10-Q
period 2023-09-30
GB SCIENCES INC
filed 2023-11-20
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 402,737,695 shares of common stock, par value $0.0001 per share, outstanding as of November 20, 2023.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of March 31,
	2023	2023
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$104,530	$109,912
Prepaid expenses and other current assets	129,655	199,592
TOTAL CURRENT ASSETS	234,185	309,504
Intangible assets, net of accumulated amortization and impairment of $2,432,492 and $2,390,297 at September 30, 2023 and March 31, 2023, respectively	-	42,819
TOTAL ASSETS	$234,185	$352,323
CURRENT LIABILITIES:
Accounts payable	$1,870,888	$1,861,829
Accounts payable related party	120,911	120,911
Accrued interest	399,796	346,806
Accrued liabilities	75,628	75,628
Notes and convertible notes payable and line of credit, net of unamortized discount of $10,674 and $0 at September 30, 2023 and March 31, 2023, respectively	1,426,633	935,000
Convertible notes payable, net of unamortized discount of $0 and $41,230 as of September 30, 2023 and March 31, 2023, respectively	-	461,077
Income taxes payable	958,455	958,455
TOTAL CURRENT LIABILITIES	4,852,311	4,759,706
Convertible notes payable, non-current	75,000	-
TOTAL LIABILITIES	4,927,311	4,759,706
Commitments and contingencies (Note 5)
STOCKHOLDERS' (DEFICIT):
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 402,737,695 and 381,872,561 outstanding at September 30, 2023 and March 31, 2023, respectively	40,388	38,187
Additional paid-in capital	104,679,155	104,259,745
Accumulated deficit	(109,412,669)	(108,705,315)
TOTAL STOCKHOLDERS' DEFICIT	(4,693,126)	(4,407,383)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$234,185	$352,323

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

	2023	2022	2023	2022

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	551,491	275,839	816,614	735,357
LOSS FROM OPERATIONS	(551,491)	(275,839)	(816,614)	(735,357)
OTHER INCOME/(EXPENSE)
Interest expense	(42,742)	(37,218)	(83,546)	(75,789)
Other income (Collection on note receivable – Note 7)	160,000	-	235,000	-
Loss on impairment of capitalized patent and trademark costs	-	-	(42,194)	-
Total other (expense) income	117,258	(37,218)	109,260	(75,789)
LOSS BEFORE INCOME TAXES	(434,233)	(313,057)	(707,354)	(811,146)
Income tax expense	-	-	-	-
NET LOSS	$(434,233)	$(313,057)	$(707,354)	$(811,146)

Deemed dividend	$(269,218)	$-	$(269,218)	$-

Net loss attributable to common holders	$(703,451)	$(313,057)	$(976,572)	$(811,146)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	395,738,723	346,269,298	388,843,528	336,062,449

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(707,354)	$(811,146)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	40,492
Stock-based compensation	219,168	13,000
Collection of notes receivable	(235,000)	-
Amortization of debt discount and beneficial conversion feature	30,556	30,548
Loss on impairment of capitalized patent and trademark costs	42,194	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69,937	(126,794)
Accounts payable	9,060	(102,254)
Accrued expenses	-	7,444
Accrued interest	52,990	41,146
Net cash used in operating activities	(517,825)	(907,564)
INVESTING ACTIVITIES:
Acquisition of intangible assets	-	(30,320)
Collection of notes receivable	235,000	-
Net cash provided by/(used in) investing activities	235,000	(30,320)
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	220,196	-
Proceeds from issuing convertible note	75,000	-
Gross proceeds from issuing common stock	-	1,595,000
Brokerage fees for exercise of warrants	(17,753)	(207,350)
Principal payment on notes and convertible notes payable	-	(25,905)
Net cash provided by financing activities	277,443	1,361,745
Net change in cash and cash equivalents	(5,382)	423,861
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,912	233,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,530	$657,754

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Six Months Ended September 30,
	2023	2022
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Accrued patent drafting and filing costs capitalized in intangible assets	$7,700	$27,069
Compensation warrants issued to brokers in private placement	$-	$145,150
Deemed dividend	$269,218	$-

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Three Months Ended September 30, 2023 and 2022

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2022	329,205,891	$32,921	$102,879,579	$(105,078,211)	$(2,165,711)

Stock issued for cash, net of offering costs	49,000,033	4,900	1,274,000	-	1,278,900
Share based compensation expense	-	-	6,500	-	6,500
Net loss	-	-	-	(313,057)	(313,057)
Balance at September 30, 2022	378,205,894	$37,821	$104,160,079	$(105,391,268)	$(1,193,368)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2023	381,872,561	$38,187	$104,259,745	$(108,978,436)	$(4,680,504)

Repurchase of common shares	(1,150,000)	-	-	-	-
Exercise of warrants	22,015,134	2,201	217,995	-	220,196
Brokerage fees on exercise of warrants	-	-	(17,753)	-	(17,753)
Share-based compensation expense	-	-	219,168	-	219,168
Warrant reinstatement and repricing	-	-	269,218	-	269,218
Deemed dividend	-	-	(269,218)	-	(269,218)
Net loss	-	-	-	(434,233)	(434,233)
Balance at September 30, 2023	402,737,695	$40,388	$104,679,155	$(109,412,669)	$(4,693,126)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Six Months Ended September 30, 2023 and 2022

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Stock issued for cash, net of offering costs	53,168,337	5,317	1,382,333	-	1,387,650
Share based compensation expense	-	-	13,000	-	13,000
Net loss	-	-	-	(811,146)	(811,146)
Balance at September 30, 2022	378,205,894	$37,821	$104,160,079	$(105,391,268)	$(1,193,368)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)

Repurchase of common shares	(1,150,000)	-	-	-	-
Exercise of warrants	22,015,134	2,201	217,995	-	220,196
Brokerage fees on exercise of warrants	-	-	(17,753)	-	(17,753)
Share-based compensation expense	-	-	219,168	-	219,168
Warrant reinstatement and repricing	-	-	269,218	-	269,218
Deemed dividend	-	-	(269,218)	-	(269,218)
Net loss	-	-	-	(707,354)	(707,354)
Balance at September 30, 2023	402,737,695	$40,388	$104,679,155	$(109,412,669)	$(4,693,126)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six U.S. and ten foreign patents issued, two US and three foreign patents allowed, as well as 18 U.S. and 55 foreign patent-pending applications.

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. As previously mentioned, the Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease on February 3, 2023. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On July 7th, GbS received a Notice of Allowance for its European patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. Additionally, on August 19th, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease.

Several more of GBLX/GBSGB’s foreign and US patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 10, 2023, the Japanese (JP) Patent was issued, protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On March 2, 2023, the Israeli (IL) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 30, 2023, the Australian (AU) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GBLX/GBSGB received the Notice of Allowance for its Hong Kong (HK) Patent for our Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, the European Patent was issued protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of MCAS.

On September 7th of 2023, the Australian patent was issued for GBLX/GBSGB’s Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough, which expands the medical conditions protected by the patent.

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

Reclassifications

For the period ending March 31, 2023, the Company reclassified certain convertible notes totaling $461,077 from notes and convertible notes payable and line of credit to convertible notes payable.

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

For the six months ended September 30, 2023, we recorded a loss on impairment related to the capitalized biotech license costs of $42,194. In fiscal 2023, we recorded a loss on impairment related to the capitalized patent costs of $2,374,621. The Company recorded an impairment of it’s capitalized patent costs based on the relevant facts and circumstances that existed as of March 31, 2023 in accordance with ASC 350-30-35.

At September 30, 2023, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the six months ended September 30, 2023 and 2022, was $624 and $40,492, respectively.

There were 10 United States patent applications that are pending as of September 30, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at September 30, 2023. The carrying amount of the indefinite-lived patent assets was $0 at September 30, 2023.

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 183,656,554 and 172,235,838 potentially dilutive common shares, related to convertible debt, warrants, and stock options, at  September 30, 2023 and September 30, 2022, respectively; however, those shares were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2023 and 2022, as their inclusion would have been antidilutive.

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

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. The amendments in this ASU are effective for the Company's fiscal year beginning April 1, 2023. The Company adopted the standard effective April 1, 2023 and it did not have a material impact on its financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective for the Company's fiscal year beginning April 1, 2023. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company adopted the standard effective April 1, 2023 and it did not have a material impact on its financial statements.

Standards Not Yet Adopted

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $109,412,669 at September 30, 2023. The Company had a working capital deficit of $4,618,126 at September 30, 2023, compared to a deficit of $4,450,202 at March 31, 2023. In addition, the Company has consumed cash in its operating activities of $517,825 for the six months ended September 30, 2023, compared to $907,564 used in operating activities for the six months ended September 30, 2022.

Management has been able, thus far, to finance the losses through debt financing, a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

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

Note 3 – Notes and Convertible Notes Payable and Line of Credit

At September 30, 2023, notes with a carrying amount of $1,501,633 were included in short term and long term notes and convertible notes payable, net of unamortized discounts of $10,674. Interest expense related to the notes was $83,546 for the six months ended September 30, 2023, which includes $30,150 from amortization of the note discounts.

As of September 30, 2023 and March 31, 2023 the following notes payable were recorded in the Company’s consolidated balance sheets:

	As of September 30, 2023
	Face Value	Discount	Carrying Value
% Note Payable dated October 23, 2017 (as amended)	55,307	-	55,307
6% Convertible promissory notes payable	$560,000	$-	$560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	(10,674)	239,326
Total short-term notes and convertible notes payable	$1,437,307	$(10,674)	$1,426,633
6% Convertible note payable due June 30, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
Total notes and convertible notes payable	$1,512,307	$(10,674)	$1,501,633

	As of March 31, 2023
	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable	$560,000	$-	$560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(9,475)	187,525
6% Convertible note payable due December 31, 2023	250,000	(31,755)	218,245
0% Note Payable dated October 23, 2017 (as amended)	55,307	-	55,307
Total short-term notes and convertible notes payable	$1,437,307	$(41,230)	$1,396,077

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

On March 4, 2022, the Company entered into the Second Promissory Note Modification Agreement, which reduced the total outstanding balance of principal and interest from $201,532 (at the time of the agreement) to $179,127 and modified the terms of the note to provide that the Company would make an immediate payment of $75,000, with $5,000 monthly payments thereafter until the note is repaid in full. The modification also provided that the note would bear interest at 8.0% per annum. The Company made a $75,000 payment pursuant to the terms of the modification on March 4, 2022. This note is currently in default.

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

At September 30, 2023, the outstanding balance of the note was $55,307, and accrued interest was $2,456. The company made no payments during the six months ended September 30, 2023.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, this note is still outstanding and is currently in default. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $15,402 on the extended notes during the six months ended September 30, 2023, of which $9,475 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $73,899 and the remaining unamortized discount was $0 at September 30, 2023.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $218,231. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the note holder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $22,461 for the six months ended September 30, 2023, and no unamortized discount at September 30, 2023.

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

During the six months ended September 30, 2023, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of June 29, 2026 and July 10, 2026, respectively, and recorded no discount or beneficial conversion features. During the six months ended September 30, 2023, the Company recorded interest expense of $43,272 on the December 2020 $700,000 6% Convertible Notes, of which $21,080 represented amortization of the note discounts. Accrued interest on these notes is $105,230 and the remaining unamortized discount was $10,674 at September 30, 2023.

Note 4 – Capital Transactions

Six Months Ended September 30, 2023

Warrants

During the six months ended September 30, 2023, the Company extended the expiration date and temporarily repriced 92,657,209 unexpired investor warrants effective of September 1, 2023. In addition, the Company reinstated 23,006,492 previously expired warrants exercisable at $0.01 per share and recognized $72,729 as a deemed dividend related to the reissuance of these warrants. The Company temporarily repriced  to an exercise price of $0.01 for 90 days and recognized $196,489 as a deemed dividend related to the repricing of these warrants. The total value recorded was $269,218, in accordance with ASC 470, this amount was recorded through additional paid in capital and retained earnings as a deemed dividend.

During the six months ended September 30, 2023, 3,490,834 expiring warrants were extended with an original exercise price of $0.10, 4,295,500 expiring warrants were extended with an original exercise price of $0.60, and 300,000 expiring warrants were extended with an original exercise price of $0.04.

During the six months ended September 30, 2023, the Company accepted the exercise of 22,015,134 warrants at $0.01 per share of common stock, for gross cash proceeds of $220,196, and recorded brokerage fees of $17,753.

Presented below is a summary of the Company’s warrant activity for the six months ended September 30, 2023:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2023	122,758,677

Warrants issued (including reinstated)	23,006,492	$0.01
Warrants exercised	(22,015,134)	$0.01
Warrants expired/cancelled	(8,086,334)	$0.04	-	$0.60
Outstanding at September 30, 2023	115,663,701

Employee Option Grants

During the six months ended September 30, 2023, the Company granted 23,000,000 options to purchase Company’s common stock at an exercise price of $0.01 per share. Of the 23,000,000 new option grants, 15,000,000 were issued to employees as share-based compensation expense of $142,936, and 8,000,000 were issued to non-employees as share-based compensation expense of $76,232. The total grants valued at $219,168 were recorded through Additional Paid-In-Capital. During the six months ended September 30, 2023, option grants totaling 1,150,000 with an exercise price of $0.05, were forfeited.

A summary of employee option activity, as of March 31, 2023 and September 30, 2023, and changes during the six months ended September 30, 2023, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2023	17,733,334	$0.11	4.80	$-
Fully vested and expected to vest at March 31, 2023	17,733,334	$0.11
Exercisable at March 31, 2023	15,566,668	$0.12
Granted	15,000,000	$0.01
Exercised	-
Forfeited	(1,150,000)	$0.05
Outstanding at September 30, 2023	31,583,334	$0.07	6.88	$-
Fully vested and expected to vest at September 30, 2023	31,583,334	$0.07
Exercisable at September 30, 2023	31,583,334	$0.07

The table below sets forth nonemployee option activity, as of March 31, 2023 and September 30, 2023, and changes during the six months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2023	6,483,000	$0.13	6.31	$-
Fully vested and expected to vest at March 31, 2023	6,483,000	$0.13
Exercisable at March 31, 2023	6,483,000	$0.13
Granted	8,000,000	$0.01
Exercised	-
Forfeited	-
Outstanding at September 30, 2023	14,483,000	$0.06	8.09	$-
Fully vested and expected to vest at September 30, 2023	14,483,000	$0.06
Exercisable at September 30, 2023	14,483,000	$0.06

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

Note 6 – Related Party Transactions

As of  September 30, 2023, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company.

As of  September 30, 2023, $12,095 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

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

The note contains a provision that allows payments of principal and interest due prior to the maturity date to be postponed to the next quarterly payment date if cash flow from the operations of the facility is insufficient to cover the amount of the payment. Several days prior to the first interest payment due date of April 1, 2022, AJE Management, LLC notified the Company that it would be postponing the payment of interest of $60,500 due on April 1, 2022 due to insufficient cash flow to make the payment. AJE Management, LLC was also unable to make the interest payment due July 1, 2022 due to insufficient cash flow. As a result, the Company reevaluated the factors relating to the collectability of the note and recorded a valuation allowance in the amount of $3,025,000 at March 31, 2022, equal to the full balance of the note, as there is substantial uncertainty around the collectability of the note, and we are unable to make an appropriate estimate of the amount of payments, if any, the Company will ultimately receive.

During the six months ended September 30, 2023, the Company received $235,000 on this Note Receivable and recorded the amount in Other Income on the Statement of Operations.

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2023

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains six U.S. and ten foreign patents issued, two US and three foreign patents allowed, as well as 18 U.S. and 55 foreign patent-pending applications.

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. As previously mentioned, the Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease on February 3, 2023. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On July 7th, GbS received a Notice of Allowance for its European patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. Additionally, on August 19th, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease.

Several more of GBLX/GBSGB’s foreign and US patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 10, 2023, the Japanese (JP) Patent was issued, protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On March 2, 2023, the Israeli (IL) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 30, 2023, the Australian (AU) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GBLX/GBSGB received the Notice of Allowance for its Hong Kong (HK) Patent for our Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, the European Patent was issued protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of MCAS.

On September 7th of 2023, the Australian patent was issued for GBLX/GBSGB’s Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough, which expands the medical conditions protected by the patent.

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

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. As previously mentioned, the Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease on February 3, 2023. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On July 7th, GbS received a Notice of Allowance for its European patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. Additionally, on August 19th, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease.

Several more of GBLX/GBSGB’s foreign and US patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 10, 2023, the Japanese (JP) Patent was issued, protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On March 2, 2023, the Israeli (IL) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 30, 2023, the Australian (AU) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GBLX/GBSGB received the Notice of Allowance for its Hong Kong (HK) Patent for our Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, the European Patent was issued protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 7th of 2023, the Australian patent was issued for GBLX/GBSGB’s Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough, which expands the medical conditions protected by the patent.

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

In August of 2023, we successfully completed a stability study validating the clinical prototypes for our top three performing cannabinoid-containing Parkinson’s formulations with Catalent Pharma, Inc. based on incorporating our proprietary cannabinoid formulations for Parkinson’s disease into Catalent Pharma’s proprietary Zydis® delivery system. Catalent Pharma’s Zydis® delivery system is an Orally Disintegrating Tablet format (“ODT”) that should be ideal for delivering our cannabinoid-ratio controlled formulations to Parkinson’s patients. More than 50% of Parkinson’s patients have trouble swallowing, but the Zydis® format delivers the active ingredients into the mouth by dispersion without needing water or the ability to swallow. To ready the Company’s Parkinson’s disease therapies for a First-in-Human trial, the initial clinical prototypes of our Defined Cannabinoid Ratio (DCR)-MEM have been formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet technology and they have passed a stability test within range. As mentioned above, the ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. Previously, the Company has completed two proof-of-concept studies for its MEM. Now, the Company has completed both the Stability Study and a Feasibility Study that has produced the clinical prototypes for its DCR-MEM. The Company selected Catalent for the delivery of their PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel therapeutic mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of the Company's proprietary APIs.

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

In the past year GBLX/GBSGB’s foreign patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On July 7th, GbS received a Notice of Allowance for its European patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. Additionally, on August 19th, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease. Several more of GBLX/GBSGB’s foreign and US patents for plant-based treatments of serious disorders were allowed in different countries, expanding our patent protections as follows. On February 10, 2023, the Japanese (JP) Patent was issued, protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On March 2, 2023, the Israeli (IL) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 30, 2023, the Australian (AU) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, GBLX/GBSGB received the Notice of Allowance for its Hong Kong (HK) Patent for our Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, the European Patent was issued protecting GBLX/GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 7th of 2023, the Australian patent was issued for GBLX/GBSGB’s Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On March 9, 2023, the Notice of Allowance was received for the Company’s U.S. Patent Application No. 16/878,295. This Notice of Allowance protects the use of the Company’s Myrcene-Containing Complex Mixtures in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough, which expands the medical conditions protected by the patent.

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

Six USPTO & Ten Foreign Patents Issued; Two USPTO & Three Foreign Patents Allowed*

*Notice of Allowances received which confirms patent protection on claim set

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES (002 Patent Family)

U.S. Patent Number: US10653640B2	Issued: May 19, 2020
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Chinese Patent Number: CN109963595B	Issued: Feb 3, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Japanese Patent Number: JP7225103B2	Issued: April 25, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Israeli Patent Application: IL265902	Allowed: June 28, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
European Patent Application: EP17800639.1	Allowed: July 7, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
U.S. Patent Application No.: 16/844,713	Allowed: August 19, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.

On May 19, 2020, U.S. Patent protection was granted for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On February 3, 2023, the Chinese Patent was issued for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application. On July 7th, GbS received a Notice of Allowance for its European patent application. On August 19, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease. These patents claim benefit of U.S. Patent Application No. 62/406,764 that was originally filed October 11, 2016.

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1 (005 Patent Family)

U.S. Patent Number US10709670B2	Issued: July 14, 2020
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard, et al.
US Patent Application: US20200390721A1	Allowed: March 9, 2023
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard et al.

As of July 14, 2020, GBSGB’s Myrcene-Containing Complex Mixtures (MCCM) are protected in the US for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On June 28th of 2023, GBSGB received a Notice of Allowance on its Australian patent application. On March 9, 2023, the Notice of Allowance was received for GBSGB’s U.S. Patent Application No. 16/878,295, which was filed as a Continuation of Review of US Patent Application No. 15/986,316 (originally filed on May 22, 2018). The Notice of Allowance on the US Continued Review Application protects the use of GBSGB’s MCCM in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. On September 7th of 2023, the Australian patent was issued for GbS’ Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. These patents claim benefit of U.S. Patent Application No. 62/509,546 that was originally filed May 22, 2017.

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS (003 Patent Family)

U.S. Patent Number US10,857,107B2	Issued: December 8, 2020
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
IL Patent Number: IL268211B	Issued: March 2, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
AU Patent Number: AU2018215200B2	Issued: March 30, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
JP Patent Number: JP7225104B2	Issued: February 10, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
European Patent Application: EP3576724A1	Issued: September 27, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.
HK Patent Application: HK62020008641.6	Allowed: April 24, 2023
Expiration date: January 31, 2038	Inventors: Andrea Small-Howard et al.

On December 8, 2020, U.S. Patent protection was granted for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 10, 2023, the Japanese (JP) Patent was issued, protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 2, 2023, the Israeli (IL) Patent was issued, protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 30, 2023, the Australian (AU) Patent was issued, protecting GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On April 24, 2023, the Company received the Notice of Allowance for its Hong Kong (HK) Patent for its Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, the European Patent was issued protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. These patents claim benefit of U.S. Patent Application No. 62/453,161 originally filed February 1, 2017.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

General and administrative expenses	$551,49	$275,839	$816,614	$735,357
LOSS FROM OPERATIONS	(551,49)	(275,839)	(816,614)	(735,357)
OTHER INCOME/(EXPENSE)
Interest expense	(42,742)	(37,218)	(83,546)	(75,789)
Loss on impairment of capitalized patent and trademark costs	-	-	(42,194)	-
Other income	160,000	-	235,000	-
Total other income (expense)	117,258	(37,218)	109,260	(75,789)
LOSS BEFORE INCOME TAXES	(434,233)	(313,057)	(707,354)	(811,146)
Income tax expense	-	-	-	-
NET LOSS	$(434,233)	$(313,057)	$(707,354)	$(811,146)

Comparison of the Three Months Ended September 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased by $275,652 to $551,491 for the three months ended September 30, 2023, compared to $275,839 for the three months ended September 30, 2022. The increase is attributable to non-cash share-based compensation expense of $219,168 related to options. In addition, the Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense increased by $5,524 to $42,742 for the three months ended September 30, 2023, compared to $37,218 in the prior year quarter. The increase is attributable to an increase in net note balances due to new notes in the current period.

Loss on impairment of capitalized patent and trademark costs

During the three months ended September 30, 2023, the Company made no additional impairment of capitalized patents and trademark costs. No impairment was recorded during the three months ended September 30, 2022.

Other income

During the three months ended September 30, 2023, the Company recorded other income of $160,000. The Income in the 2023 period relates to the receipt of $160,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

Comparison of the Six Months Ended September 30, 2023 and 2022

General and Administrative Expenses

General and administrative expenses increased by $81,257 to $816,614 for the six months ended September 30, 2023, compared to $735,357 for the six months ended September 30, 2022. The increase is attributable to non-cash share-based compensation expense of $219,168 related to options. In addition, the Company is continuing its efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense increased by $7,757 to $83,546 for the six months ended September 30, 2023, compared to $75,789 in the prior year quarter. The increase is attributable to a slight increase in net note balances.

Loss on impairment of capitalized patent and trademark costs

During the six months ended September 30, 2023, the Company recorded an impairment of all remaining capitalized patents and trademark costs totaling $42,194. No impairment was recorded during the six months ended September 30, 2022.

Other income

During the six months ended September 30, 2023, the Company recorded other income of $235,000. The Income in the 2023 period relates to the receipt of $235,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

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

At September 30, 2023, cash was $104,530, other current assets excluding cash were $129,655, and our working capital deficit was $4,618,126. Current liabilities were $4,852,311 and consisted principally of $1,991,799 in accounts payable and accounts payable - related party, accrued interest of $399,796, $75,628 in accrued liabilities, $1,426,633 in notes and convertible notes payable, and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $958,455.

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

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $517,825 for the six months ended September 30, 2023, compared to cash used of $907,564 for the six months ended September 30, 2022. The decrease in cash used in operating activities is due to the net loss of $707,354 for the six months ended September 30, 2023 offset by non-cash share-based compensation of $219,168, compared to the net loss of $811,146 for the six months ended September 30, 2022. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2023, the Company recorded cash provided by investing activities of $235,000 related to amounts collected on a note receivable fully allowed for in a prior reporting period. During the six months ended September 30, 2022, the Company recorded cash used by investing activities for intangible assets of $30,320.

Financing Activities

During the six months ended September 30, 2023, cash flows provided by financing activities included $220,196, in gross proceeds from the exercise of warrants, gross proceeds of $75,000 from the issuance of convertible notes, less $17,753 paid in brokerage fees related to the exercise of warrants. Cash provided by financing activities for the six months ended September 30, 2022 included $1,595,000 gross proceeds from sales of the Company’s common stock in a private placement and was offset by $25,905 used in payment of principal on notes payable, and $207,350 paid in brokerage fees related to the private placement.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $109,412,669 at September 30, 2023. The Company had a working capital deficit of $4,618,126 at September 30, 2023, compared to a deficit of $4,450,202 at March 31, 2023. In addition, the Company has consumed cash in its operating activities of $517,825 for the six months ended September 30, 2023, compared to $907,564 used in operating activities for the six months ended September 30, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2023, the disclosure controls and procedures were not effective due to material weaknesses: (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act; and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2023, the Company issued a convertible note payable in the face amount of $25,000. On July 11, 2023, the Company issued a convertible note payable in the face amount of $50,000. These notes bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $0.03 per share. The notes were not registered under the Securities Act of 1933 (the “Act”), and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

On October 2, 2023, the Company issued 22,015,134 common shares to a total of five persons and/or entities upon the exercise of warrants at the exercise price of $0.01 per share. The common shares were not registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

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

GB SCIENCES, INC.

Date: November 20, 2023	By:	/s/ John Poss
John Poss, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)