Form 10-Q
period 2023-12-31
GB SCIENCES INC
filed 2024-02-12
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

There were 406,071,028 shares of common stock, par value $0.0001 per share, outstanding as of February 12, 2024.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of March 31,
	2023	2023
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$17,459	$109,912
Prepaid expenses and other current assets	129,655	199,592
TOTAL CURRENT ASSETS	147,114	309,504
Intangible assets, net of accumulated amortization and impairment of $2,432,492 and $2,390,297 at December 31, 2023 and March 31, 2023, respectively	-	42,819
TOTAL ASSETS	$147,114	$352,323
CURRENT LIABILITIES:
Accounts payable	$1,899,490	$1,861,829
Accounts payable related party	120,911	120,911
Accrued interest	427,391	346,806
Accrued liabilities	75,628	75,628
Notes and convertible notes payable and line of credit, net of unamortized discount of $0 and $0 at December 31, 2023 and March 31, 2023, respectively	1,437,307	935,000
Convertible notes payable, net of unamortized discount of $0 and $41,230 as of December 31, 2023 and March 31, 2023, respectively	-	461,077
Income taxes payable	958,455	958,455
TOTAL CURRENT LIABILITIES	4,919,182	4,759,706
Convertible notes payable, non-current	75,000	-
TOTAL LIABILITIES	4,994,182	4,759,706
Commitments and contingencies (Note 5)
STOCKHOLDERS' (DEFICIT):
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 406,071,028 and 381,872,561 outstanding at December 31, 2023 and March 31, 2023, respectively	40,721	38,187
Additional paid-in capital	104,712,156	104,259,745
Accumulated deficit	(109,599,945)	(108,705,315)
TOTAL STOCKHOLDERS' DEFICIT	(4,847,068)	(4,407,383)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$147,114	$352,323

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,				For the Nine months Ended December 31,

	2023		2022		2023	2022

Sales revenue		$-		$-	$-		$-
Cost of goods sold		-		-	-		-
Gross profit		-		-	-		-
General and administrative expenses		234,007		407,302	1,050,621		1,142,658
LOSS FROM OPERATIONS		(234,007)		(407,302)	(1,050,621)		(1,142,658)
OTHER INCOME/(EXPENSE)
Interest expense		(38,269)		(41,470)	(121,815)		(117,260)
Other income (Collection on note receivable – Note 7)		85,000		-	320,000		-
Loss on impairment of capitalized patent and trademark costs		-		-	(42,194)		-
Total other (expense) income		46,731		(41,470)	155,991		(117,260)
LOSS BEFORE INCOME TAXES		(187,276)		(448,772)	(894,630)		(1,259,918)
Income tax expense		-		-	-		-
NET LOSS		$(187,276)		$(448,772)	$(894,630)		$(1,259,918)

Deemed dividend	$	(-)	$	(-)	$(269,218)	$	(-)

Net loss attributable to common shareholders		$(187,276)		$(448,772)	$(1,163,848)		$(1,259,918)

Net loss per common share – basic and diluted		$(0.00)		$(0.00)	$(0.00)		$(0.00)

Weighted average common shares outstanding - basic and diluted		403,172,478		378,912,416	393,637,213		350,397,710

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(894,630)	$(1,259,918)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	61,660
Stock-based compensation	219,168	17,333
Collection of notes receivable	(320,000)	-
Amortization of debt discount and beneficial conversion feature	41,230	45,339
Loss on impairment of capitalized patent and trademark costs	42,194	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	69,939	(65,252)
Accounts payable	37,661	(71,827)
Accrued expenses	-	28,323
Accrued interest	80,584	(62,629)
Net cash used in operating activities	(723,230)	(1,306,971)
INVESTING ACTIVITIES:
Acquisition of intangible assets	-	(31,650)
Collection of notes receivable	320,000	-
Net cash provided by/(used in) investing activities	320,000	(31,650)
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	253,529	-
Proceeds from issuing convertible note	75,000	-
Gross proceeds from issuing common stock	-	1,625,000
Brokerage fees for exercise of warrants	(17,752)	(211,250)
Principal payment on notes and convertible notes payable	-	(34,984)
Net cash provided by financing activities	310,777	1,378,766
Net change in cash and cash equivalents	(92,453)	40,145
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,912	233,893
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,459	$274,038

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Nine months Ended December 31,
	2023	2022
Cash paid for interest	$-	$134,550
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Accrued patent drafting and filing costs capitalized in intangible assets	$7,700	$166,639
Compensation warrants issued to brokers in private placement	$-	$147,879
Deemed dividend	$269,218	$-

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Three Months Ended December 31, 2023 and 2022

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2022	378,205,894	$37,821	$104,160,079	$(105,391,268)	$(1,193,368)

Stock issued for cash, net of offering costs	1,000,000	100	26,000	-	26,100
Share based compensation expense	-	-	4,333	-	4,333
Net loss	-	-	-	(448,772)	(448,772)
Balance at December 31, 2022	379,205,894	$37,921	$104,190,412	$(105,840,040)	$(1,611,707)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2023	402,737,695	$40,388	$104,679,155	$(109,412,669)	$(4,693,126)

Exercise of warrants	3,333,333	333	33,001	-	33,334
Net loss	-	-	-	(187,276)	(187,276)
Balance at December 31, 2023	406,071,028	$40,721	$104,712,156	$(109,599,945)	$(4,847,068)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Nine months Ended December 31, 2023 and 2022

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Stock issued for cash, net of offering costs	54,168,337	5,417	1,408,333	-	1,413,750
Share based compensation expense	-	-	17,333	-	17,333
Net loss	-	-	-	(1,259,918)	(1,259,918)
Balance at December 31, 2022	379,205,894	$37,921	$104,190,412	$(105,840,040)	$(1,611,707)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)

Repurchase of common shares	(1,150,000)	-	-	-	-
Exercise of warrants	25,348,467	2,534	250,995	-	253,529
Brokerage fees on exercise of warrants	-	-	(17,752)	-	(17,752)
Share-based compensation expense	-	-	219,168	-	219,168
Warrant reinstatement and repricing	-	-	269,218	-	269,218
Deemed dividend	-	-	(269,218)	-	(269,218)
Net loss	-	-	-	(894,630)	(894,630)
Balance at December 31, 2023	406,071,028	$40,721	$104,712,156	$(109,599,945)	$(4,847,068)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. As previously mentioned, the Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease on February 3, 2023. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On July 7th, 2023, GbS received a Notice of Allowance for its European patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. Additionally, on August 19th, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease.

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of GB Sciences, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. The balance sheet at  March 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2023.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of beneficial conversion features in convertible debt, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

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

For the nine months ended December 31, 2023, we recorded a loss on impairment related to the capitalized biotech license costs of $42,194. The Company recorded impairment of its capitalized patent costs based on the relevant facts and circumstances that existed as of December 31, 2023 in accordance with ASC 350-30-35.

At December 31, 2023, the Company had six patents that have been granted in the United States, including two licensed patents and four patents assigned to the Company's subsidiary, GBS Global Biopharma, Inc. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the nine months ended December 31, 2023 and 2022, was $624 and $61,660, respectively.

There were 10 United States patent applications that are pending as of December 31, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at December 31, 2023. The carrying amount of the indefinite-lived patent assets was $0 at December 31, 2023.

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The Company had 176,512,503 and 173,786,468 potentially dilutive common shares, related to convertible debt, warrants, and stock options, at  December 31, 2023 and December 31, 2022, respectively; however, those shares were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2023 and 2022, as their inclusion would have been antidilutive.

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

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $109,599,945 at December 31, 2023. The Company had a working capital deficit of $4,772,068 at December 31, 2023, compared to a deficit of $4,407,383 at March 31, 2023. In addition, the Company has consumed cash in its operating activities of $723,230 for the nine months ended December 31, 2023, compared to $1,306,971 used in operating activities for the nine months ended December 31, 2022.

Management has been able, thus far, to finance the losses through debt financing, a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company is unable to continue as a going concern.

Note 3 – Notes and Convertible Notes Payable and Line of Credit

At December 31, 2023, notes with a carrying amount of $1,512,307 were included in short term and long term notes and convertible notes payable, net of unamortized discounts of $0. Interest expense related to the notes was $121,815 for the nine months ended December 31, 2023, which includes $41,230 from amortization of the note discounts.

As of December 31, 2023 and March 31, 2023 the following notes payable were recorded in the Company’s consolidated balance sheets:

	As of December 31, 2023
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	-	$55,307
6% Convertible promissory notes payable	560,000	$-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due December 31, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307	$-	$1,437,307
6% Convertible note payable due June 30, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
Total notes and convertible notes payable	$1,512,307	$-	$1,512,307

	As of March 31, 2023
	Face Value	Discount	Carrying Value
6% Convertible promissory notes payable	$560,000	$-	$560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(9,475)	187,525
6% Convertible note payable due December 31, 2023	250,000	(31,755)	218,245
0% Note Payable dated October 23, 2017 (as amended)	55,307	-	55,307
Total short-term notes and convertible notes payable	$1,437,307	$(41,230)	$1,396,077

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

At December 31, 2023, the outstanding balance of the note was $55,307, and accrued interest was $3,661. The company made no payments during the nine months ended December 31, 2023.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, this note is still outstanding and is currently in default. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $28,599 on the extended notes during the nine months ended December 31, 2023, of which $16,779 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $76,878 and the remaining unamortized discount was $0 at December 31, 2023.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $229,523. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $39,185 for the nine months ended December 31, 2023, and no unamortized discount at December 31, 2023.

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

During the nine months ended December 31, 2023, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of June 30, 2026 and July 10, 2026, respectively, and recorded no discount or beneficial conversion features. During the nine months ended December 31, 2023, the Company recorded interest expense of $92,533 on the December 2020 $700,000 6% Convertible Notes, of which $52,041 represented amortization of the note discounts. Accrued interest on these notes is $117,329 and the remaining unamortized discount was $0 at December 31, 2023. The notes were initially convertible into the Common stock of the Company at $.03 cents per share. On November 13, 2023 the Company reduced the conversion rate from $.03 cents per share to $.01 cent per share through December 31, 2023. The Company reviewed the reduction of the conversion price and deemed that it did not meet the criterion for debt extinguishment. As the conversion price of $.03 per share and $.01 per share were both out of the money, the Company deemed that there was no impact of the reduction of the conversion price.

Note 4 – Capital Transactions

Nine months Ended December 31, 2023

Warrants

During the nine months ended December 31, 2023, the Company extended the expiration date and temporarily repriced 92,657,209 unexpired investor warrants effective as of September 1, 2023. In addition, the Company reinstated 23,006,492 previously expired warrants exercisable at $0.01 per share and recognized $72,729 as a deemed dividend related to the reissuance of these warrants. The Company temporarily repriced to an exercise price of $0.01 for 90 days and recognized $196,489 as a deemed dividend related to the repricing of these warrants. The total value recorded was $269,218, in accordance with ASC 470, this amount was recorded through additional paid in capital and retained earnings as a deemed dividend.

During the nine months ended December 31, 2023, there were 3,490,834 expired warrants at an original exercise price of $0.10, 4,295,500 expired warrants at an original exercise price of $0.60, 300,000 expired warrants at an original exercise price of $0.04, and 2,456,750 expired warrants at an original exercise price of $0.10.

During the nine months ended December 31, 2023, the Company accepted the exercise of 25,348,467 warrants at $0.01 per share of common stock, for gross cash proceeds of $253,529, and recorded brokerage fees of $17,752.

Presented below is a summary of the Company’s warrant activity for the nine months ended December 31, 2023:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2023	122,758,677

Warrants issued (including reinstated)	23,006,492	$0.01
Warrants exercised	(25,348,467)	$0.01
Warrants expired/cancelled	(10,543,084)	$0.04	-	$0.60
Outstanding at December 31, 2023	109,873,618

Employee Option Grants

During the nine months ended December 31, 2023, the Company granted 23,000,000 options to purchase Company’s common stock at an exercise price of $0.01 per share. Of the 23,000,000 new option grants, 15,000,000 were issued to employees as share-based compensation expense of $142,936, and 8,000,000 were issued to non-employees as share-based compensation expense of $76,232. The total grants valued at $219,168 were recorded through Additional Paid-In-Capital. During the nine months ended December 31, 2023, option grants totaling 1,150,000 with an exercise price of $0.05, were forfeited.

A summary of employee option activity, as of March 31, 2023 and December 31, 2023, and changes during the nine months ended December 31, 2023, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2023	17,733,334	$0.11	4.80	$-
Fully vested and expected to vest at March 31, 2023	17,733,334	$0.11
Exercisable at March 31, 2023	15,566,668	$0.12
Granted	15,000,000	$0.01	9.68
Exercised	-
Expired	(2,700,000)	$0.11
Forfeited	(1,150,000)	$0.05
Outstanding at December 31, 2023	28,883,334	$0.06	7.31	$-
Fully vested and expected to vest at December 31, 2023	28,883,334	$0.06
Exercisable at December 31, 2023	28,883,334	$0.06

The table below sets forth nonemployee option activity, as of March 31, 2023 and December 31, 2023, and changes during the nine months ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2023	6,483,000	$0.13	6.31	$-
Fully vested and expected to vest at March 31, 2023	6,483,000	$0.13
Exercisable at March 31, 2023	6,483,000	$0.13
Granted	8,000,000	$0.01
Exercised	-
Forfeited	-
Outstanding at December 31, 2023	14,483,000	$0.06	7.83	$-
Fully vested and expected to vest at December 31, 2023	14,483,000	$0.06
Exercisable at December 31, 2023	14,483,000	$0.06

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

Note 6 – Related Party Transactions

As of  December 31, 2023, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company.

As of  December 31, 2023, $12,095 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

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

During the nine months ended December 31, 2023, the Company received $320,000 on this Note Receivable and recorded the amount in Other Income on the Statement of Operations.

Note 8 – Subsequent Events

Subsequent to December 31, 2023, the Company raised $147,000 related to the issuance of 6% notes payable convertible at $0.01 per share.

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2023

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

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. GB Sciences’ first foreign patent also confirms that the Company’s intellectual property strategy can work globally and validates both our plant-inspired drug discovery process and intellectual property strategy, which involves defining and protecting Minimum Essential Mixtures. GBLX/GBSGB starts its drug discovery process with plant-based therapies that are working anecdotally or in traditional medical systems, then the Company systematically reduces the number of compounds to reveal Minimum Essential Mixtures. The Company’s novel Minimum Essential Mixtures retain the increased efficacy of whole plant medicines, but they are easier to manufacture with precision at scale like single ingredient drugs. These Minimum Essential Mixtures are a viable alternative to standard single ingredient drugs or traditional whole plant medicines. As previously mentioned, the Chinese Patent was issued for GBSGB’s Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease on February 3, 2023. On April 25, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28th of 2023, GbS received a Notice of Allowance for its Israeli patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On July 7th, 2023, GbS received a Notice of Allowance for its European patent application for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. Additionally, on August 19th, 2023, GbS received a Notice of Allowance for an additional US Patent for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Consolidated Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Nine months Ended
	December 31,		December 31,
	2023	2022	2023	2022

General and administrative expenses	$234,007	$407,302	$1,050,621	$1,142,658
LOSS FROM OPERATIONS	(234,007)	(407,302)	(1,050,621)	(1,142,658)
OTHER INCOME/(EXPENSE)
Interest expense	(38,269)	(41,470)	(121,815)	(117,260)
Loss on impairment of capitalized patent and trademark costs	-	-	(42,194)	-
Other income	85,000	-	320,000	-
Total other income (expense)	46,731	(41,470)	155,991	(117,260)
LOSS BEFORE INCOME TAXES	(187,276)	(448,772)	(894,630)	(1,259,918)
Income tax expense	-	-	-	-
NET LOSS	$(187,276)	$(448,772)	$(894,630)	$(1,259,918)

Comparison of the Three Months Ended December 31, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased by $173,295 to $234,007 for the three months ended December 31, 2023, compared to $407,302 for the three months ended December 31, 2022. The decrease of $173,295 is attributable to Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $3,201 to $38,269 for the three months ended December 31, 2023, compared to $41,470 in the prior year quarter. The decrease is attributable to debt discounts becoming fully amortized during the period, partially offset by an increase in net note balances due to new notes in the current period.

Other income

During the three months ended December 31, 2023, the Company recorded other income of $85,000. The Income in the 2023 period relates to the receipt of $85,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

Comparison of the Nine months Ended December 31, 2023 and 2022

General and Administrative Expenses

General and administrative expenses decreased by $92,037 to $1,050,621 for the nine months ended December 31, 2023, compared to $1,142,658 for the nine months ended December 31, 2022. The decrease is attributable to the Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense increased by $4,555 to $121,815 for the nine months ended December 31, 2023, compared to $117,260 in the prior nine month period. The increase is attributable to a slight increase in net note balances.

Loss on impairment of capitalized patent and trademark costs

During the nine months ended December 31, 2023, the Company recorded an impairment of all remaining capitalized patents and trademark costs totaling $42,194. No impairment was recorded during the nine months ended December 31, 2022.

Other income

During the nine months ended December 31, 2023, the Company recorded other income of $320,000. The Income in the 2023 period relates to the receipt of $320,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

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

At December 31, 2023, cash was $17,459, other current assets excluding cash were $129,655, and our working capital deficit was $4,772,068. Current liabilities were $4,919,182 and consisted principally of $2,020,401 in accounts payable and accounts payable - related party, accrued interest of $427,391, $75,628 in accrued liabilities, $1,512,307 in notes and convertible notes payable (short term and long term), and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $958,455.

At March 31, 2023, cash was $109,912, other current assets excluding cash were $199,592, and our working capital deficit was $4,407,383. Current liabilities were $4,759,706, which consisted principally of $1,982,740 in accounts payable, $346,806 in accrued interest, $75,628 in accrued liabilities, $1,396,077 in notes and convertible notes payable, and an income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $958,455.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities decreased $583,741 to $723,230 for the nine months ended December 31, 2023, compared to cash used of $1,306,971 for the nine months ended December 31, 2022. The decrease in cash used in operating activities is due to the net loss of $894,630 for the nine months ended December 31, 2023 offset by non-cash share-based compensation of $219,168, cash collection of notes receivable of $320,000, compared to the net loss of $1,259,918 for the nine months ended December 31, 2022. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2023, the Company recorded cash provided by investing activities of $320,000 related to amounts collected on a note receivable fully allowed for in a prior reporting period. During the nine months ended December 31, 2022, the Company recorded cash used by investing activities for intangible assets of $31,650.

Financing Activities

During the nine months ended December 31, 2023, cash flows provided by financing activities included $253,529, in gross proceeds from the exercise of warrants, gross proceeds of $75,000 from the issuance of convertible notes, less $17,752 paid in brokerage fees related to the exercise of warrants. Cash provided by financing activities for the nine months ended December 31, 2022 included $1,625,000 gross proceeds from sales of the Company’s common stock in a private placement and was offset by $34,984 used in payment of principal on notes payable, and $211,520 paid in brokerage fees related to the private placement.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $109,599,945 at December 31, 2023. The Company had a working capital deficit of $4,772,068 at December 31, 2023, compared to a deficit of $4,407,383 at March 31, 2023. In addition, the Company has consumed cash in its operating activities of $723,230 for the nine months ended December 31, 2023, compared to $1,306,971 used in operating activities for the nine months ended December 31, 2022. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2023, the disclosure controls and procedures were not effective due to material weaknesses: (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act; and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2023, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

No new items to disclose.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2023, the Company accepted the exercise of 3,333,333 warrants at $0.01 per share of common stock, for gross cash proceeds of $33,334. The common shares were not registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

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

GB SCIENCES, INC.

Date: February 12, 2024	By:	/s/ John Poss
John Poss, Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)