Form 10-K
period 2024-03-31
GB SCIENCES INC
filed 2024-08-30
CIK 1165320

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, that being September 30, 2023, was approximately $4 million.

Total shares outstanding on August 30, 2024, were 407,071,028

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains eight U.S. and twelve foreign patents issued, two foreign patents allowed, as well as fifteen U.S. and forty-one foreign patent-pending applications.

Within the past year, the number of issued patents owned by the Company has increased significantly. Prior to March 30, 2023, the company had six U.S. and eight foreign patents issued for the protection of its plant-inspired drug formulations in the U.S. and global markets. As of now, the Company has eight U.S. and twelve foreign patents issued, as well as two foreign patents allowed (issuing soon). Our continued success in having our patents granted validates our novel strategy of protecting simplified ratio-controlled mixtures of natural compounds that treat diseases for which there is a great need for more effective therapies.

The Company has received interest in and is reviewing options for monetizing its proprietary PhAROS™ drug discovery platform. PhAROS™, which stands for Phytomedical Analytics for Research Optimization at Scale, is an AI-enabled drug discovery tool that harnesses the therapeutic potential of plant-based medicines from within the 12 major traditional medical systems (TMS) in the world. PhAROS™, can discover and predict entirely new drug candidates from within these TMS in the form of proprietary minimum essential mixtures that are simplified but informed by the much more complex original plant-based materials. The Company’s innovative technology uses machine learning to describe how multi-component plant-based medicines have been effective as therapies for thousands of years and, more importantly, to predict new and better possible drug candidates using generative AI. PhAROS™ not only captures what has worked in the past, but also improves upon traditional medical formulations by identifying novel simple mixtures of active ingredients that work synergistically together to treat human diseases. These novel mixtures often include components from different plants growing on different continents in different TMS that may never before have been used together. PhAROS™ goes beyond looking at what has worked within plant-based medicines in the past, to predicting the efficacies of entirely new formulations that have not existed anywhere except within the digital world of generative AI. The Company has patent applications under review in the U.S. and globally to protect its PhAROS™ drug discovery platform. The Company’s PhAROS™ platform is both novel and patent-pending. Prior art searches performed by the World Intellectual Property Organization (WIPO) demonstrated the novelty of the Company’s approach to using a neural-network based machine learning process to describe, categorize, and predict novel multi-component drug candidates based on a unique data base containing searchable tabulations of plant-based therapies from over a dozen traditional medical systems. In addition, Gb Sciences is working collaboratively with other parties to utilize a similar digital strategy that leverages data science, AI and ML for informed drug discovery and innovative human health solutions.

The Company’s intellectual property covers a range of over 65 medical conditions, from which five drug development programs are in the preclinical stage of drug development including our formulations for Parkinson’s disease ("PD"), chronic pain, cytokine release syndrome, stress/anxiety/depression, and cardiovascular therapeutic programs. The primary focus for the development of the Company’s lead program this year has been in evaluating suitable development partners that will assist us in preparing its cannabinoid-based formulas for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Talks with multiple potential licensing partners are ongoing and remain promising to help support the development of our Parkinson’s disease therapy. Depending on the results of ongoing preclinical studies for our other therapy programs, the Company intends to move our drug development forward towards clinical trials for its proprietary treatments for chronic pain, stress/anxiety, and cytokine release syndrome therapies after PD.

In the period from March 30, 2023 to now, the Company received positive results from five different preclinical trials. These important studies support the viability of its novel therapeutic programs. In July of 2023, the Company announced that they have successfully completed a dose response study in rodents at the University of Lethbridge that supports the Company’s cannabinoid-based therapy for Parkinson’s disease. The study has established dose ranges and the corresponding times to onset and duration of action in a rodent model, which helps to establish the correct dosing of the Company’s cannabinoid-containing Parkinson’s formulations for a first-in-human trial. In addition to the dosage range findings, this study demonstrated that the Company’s Parkinson’s disease formulations were well tolerated, and there were no adverse effects. As the second most common neurodegenerative disease, the market for Parkinson’s disease (PD) treatments is expected to grow to $12.8 billion by 2028.

During the period from March 30, 2023 to now, the Company’s formulations for chronic pain, anxiety and depression have been evaluated in preclinical animal studies with researchers at the National Research Council (NRC) Canada. Drug candidates originally identified by PhAROS™ have now been validated in these preclinical animal studies at the NRC. Two preclinical studies at the University of Seville were completed this year. One evaluated the effectiveness of our extended-release formulas for chronic pain and showed positive results in preclinical cell models. The other validated the stability (shelf-life) of these nanoparticle-based and extended-release formulas for chronic pain. This shelf-life study demonstrated significant stability under defined storage conditions.

Previously, the Company received positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii. The Company runs a lean drug development program through GBSGB and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Our productive research and development network includes distinguished universities, hospitals, and Contract Research Organizations.

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

Business Strategy

Drug Discovery and Development of Novel Cannabis- and Other Plant-Inspired Therapies

Through its wholly owned Canadian subsidiary, GBS Global Biopharma, Inc. ("GBSGB"), the Company has conducted ground-breaking research embracing the rational design of plant-inspired medicines led by Dr. Andrea Small-Howard, the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board. In the early days, Small-Howard and Dr. Helen Turner, Vice President of Innovation and Dean of the Natural Sciences and Mathematics Department at Chaminade University, posited that minimum essential mixtures of plant-based ingredients would provide more targeted and effective treatments for specific disease conditions than either single ingredient or whole plant formulations. They started with cannabis-based drug discovery and developed a rapid screening and assaying system that tested thousands of combinations of cannabinoids and terpenes in vitro against cell-based models of disease. This process identified precise mixtures of cannabinoids and terpenes, many of which contained no THC, to treat categories of disease conditions, including neurological disorders, inflammation, heart disease, metabolic syndrome, and chronic neuropathic pain. More recently, a similar approach has been applied to the discovery and validation of therapies informed by plants described in a variety of Traditional Medical Systems. These rich discovery efforts have yielded new preclinical programs; for example, our anxiety and depression formulations that contain minimum essential mixtures of compounds derived from plants in the Piper plant family, such as kava.

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

The Company’s current drug discovery process combines: 1) PhAROS™: Phytomedical Analytics for Research Optimization at Scale for the prediction of minimum essential mixtures from plant-based materials, and 2) HTS: high throughput screening to refine and validate plant-inspired, minimum essential mixtures in well-established cell and animal models of diseases. This combined approach to drug discovery increases research efficiency and accuracy reducing the time from ideation to patenting from 7 years to 1.5 years.

The Company now uses its PhAROS™ Drug Discovery Platform to ‘pre-validate’ therapeutic mixtures. PhAROS can both prioritize and eliminate some potential combinations, which reduces time and resources used in the discovery period. PhAROS™ can also be used to identify and predict the efficacy of novel plant-inspired, minimum essential mixtures for specific diseases in silico, which are then tested by screening in cell and animal models. Screening of plant-inspired mixtures for drug discovery involves the testing of specific combinations of plant chemicals from many naturally occurring plants and the use of live models for these diseases that have been well established by other researchers. The Company refines the potential therapeutic mixtures pre-validated by PhAROS™ to optimize their effectiveness using cell and animal models. Based on data from disease-specific assays, therapeutic formulations are refined during the HTS screening process by removing compounds that do not act synergistically with the others in the mixtures. The goal is to identify minimum essential mixtures (MEM) that retain the efficacy of the whole plant extracts, but with the manufacturing and quality control advantages of single ingredient pharmaceutical products.

Recently, the Company has received positive preclinical results supporting the efficacy of its proprietary formulas designed for the treatment of stress and anxiety, which were obtained as a part of its preclinical study of kava-inspired formulations for the treatment of anxiety or depression. The Company is addressing the growing need for anxiety and depression medications with non-psychedelic kava-based formulations. As mental health disorders increasingly impact global populations, Gb Sciences is developing psychotropic but non-psychedelic treatments for anxiety and depression that compete with the emerging billion-dollar psychedelic companies. Gb Sciences’ psychotropic kava-inspired formulas enhance mood, but they do not have potentially unwanted psychedelic side-effects. The National Research Council of Canada (“NRC”) tested the Company’s proprietary, psychotropic plant-based formulas for the treatment of depression and anxiety. For these novel psychotropic drug candidates, the Company used their AI-enabled PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Company’s novel psychotropic formulations have been tested in preclinical trials at the Zebrafish Toxicology, Genomics and Neurobiology Lab at the NRC, led by Dr. Lee Ellis, Research Officer and Team Lead. This study has yielded multiple potential therapies for stress and anxiety. Some of those novel therapies are single ingredients, but more of them are either combination therapies containing two ingredients or three ingredients that work better when combined than alone. One of the striking things about this study is the very high hit rate of positive results from these drug candidates that were discovered using PhAROS™. These potential therapies have now been included in our growing intellectual property portfolio.

The U.S. Patent and Trademark Office allows complex mixtures to be claimed as Active Pharmaceutical Ingredients ("APIs"). Through GBSGB, the Company has eight issued patents, plus 15 patents-pending protecting plant-derived complex mixtures and minimum essential mixtures that act as therapeutic agents for specific disease categories, as described below. The Company also has twelve issued foreign patents, two foreign patents that are allowed; as well as forty-one foreign patent-pending applications. Our continued success in having our patents granted validates our novel strategy of protecting simplified ratio-controlled mixtures of natural compounds that treat diseases for which there is a great need for more effective therapies.

Within the past year, the number of issued patents owned by the Company has increased significantly. Prior to March 30, 2023, the company had six U.S. and eight foreign patents issued for the protection of its plant-inspired drug formulations in the U.S. and global markets. As of now, the Company has eight U.S. and twelve foreign patents issued, as well as two foreign patents allowed (issuing soon). Two of our domestic and six of the Company’s foreign patents for plant-based treatments of serious disorders were allowed or issued in different countries, expanding our patent protections as follows.

On June 28, 2023, the Israeli patent was issued on the Company’s Cannabinoid- Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 24, 2024, the Company’s European patent was issued for its Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 24, 2024, the Company received the Notice of Allowance for its Hong Kong (HK) Patent for its Cannabinoid-Containing Complex Mixtures for Parkinson’s disease. On May 4, 2024, an additional US Patent was issued by the USPTO for the Company’s Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease. On September 27, 2023, the European Patent was issued protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). MCAS is a severe immunological condition in which mast cells inappropriately and excessively release inflammatory mediators, resulting in a range of severe chronic hyperinflammatory symptoms and life-threatening anaphylaxis attacks. On April 24, 2024, the Company received the Notice of Allowance for its Hong Kong (HK) Patent for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 7th of 2023, the Australian patent was issued for the Company’s Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On April 2, 2024, the Company’s second patent issuance by the USPTO protects the use of its MCCM in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough.

On February 3, 2023, GB Sciences’ first foreign patent protecting its proprietary cannabinoid-based formulations for Parkinson’s disease was issued in China. China is an increasingly important pharmaceutical market with cultural acceptance of plant-based formulations, which is a good fit for GB Sciences’ drug candidates. The global market for treatments of Parkinson’s disease is projected to grow to $8.8 billion by the year 2026, and new therapies to address Parkinson’s disease symptoms are greatly needed. On February 20, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On February 10, 2023, the Japanese (JP) Patent was issued, protecting the Company’s Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On March 2, 2023, the Israeli (IL) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On March 30, 2023, the Australian (AU) Patent was issued, protecting our Cannabinoid-Containing Complex Mixtures for the treatment of MCAS.

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

In 2020, the three patents which protect formulations for the Company’s lead therapeutic programs were issued by the USPTO. The issuance of U.S. Patent No. 10,653,640 entitled "Cannabinoid-Containing Complex Mixtures for the Treatment of Neurodegenerative Diseases" on May 19, 2020 protects methods of using the Company’s proprietary cannabinoid-containing complex mixtures (CCCM™) for treating Parkinson’s Disease. This was an important milestone in the development of these vitally important therapies and validates GBSGB’s drug discovery platform. In the US alone, the combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion, and new therapies to address Parkinson’s disease symptoms are greatly needed. This was also the first time that a US patent has been awarded for a cannabis-based complex mixture defined using this type of drug discovery method. The first US patent for PD therapies validated our drug discovery platform and strengthened our intellectual property portfolio of unique CCCM’s™, each targeting one of up to 60 specific clinical applications.

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

Drug Development Progress

In the period from March 30, 2023 to now, the Company has received positive results from five different preclinical trials. These important studies support the viability of its novel therapeutic programs. In June of 2023, the Company received the final report from its colleagues at the University of Lethbridge, which contained the results and conclusions from its completed dose response study in rodents that supports the Company’s cannabinoid-based therapy for Parkinson’s disease. During the period from March 30, 2023 to now, the Company’s formulations for chronic pain, anxiety and depression have been evaluated in preclinical animal studies with researchers at the National Research Council (NRC) Canada. Drug candidates originally identified by PhAROS™ have now been validated in these preclinical animal studies at the NRC. Two preclinical studies at the University of Seville were completed this year. One evaluated the effectiveness of our extended-release formulas for chronic pain and showed positive results in preclinical cell models. The other validated the stability (shelf-life) of these nanoparticle-based extended-release formulas for chronic pain and this study demonstrated significant stability under defined storage conditions. Previously, the Company received positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii.

For its lead program in PD therapeutics, the Company’s primary focus for this year has been in evaluating suitable development partners that will assist us in preparing the lead program for a first-in-human clinical trial testing the Company’s treatment for the motor symptoms of Parkinson's disease. Talks with multiple potential licensing partners are ongoing and remain promising to help support the development of its Parkinson’s disease therapy. In July of 2023, the Company announced that they have successfully completed a preclinical, dose response study in rodents at the University of Lethbridge that supports the Company’s cannabinoid-based therapy for Parkinson’s disease. The study has established dose ranges and the corresponding times to onset and duration of action in a rodent model, which helps to establish the correct dosing of the Company’s cannabinoid-containing Parkinson’s formulations for a first-in-human trial. In addition to the dosage range findings, this study demonstrated that the Company’s Parkinson’s disease formulations were well tolerated, and there were no adverse effects. These important preclinical results will be included in the Company’s Investigational New Drug ("IND") application with the US FDA to enter human clinical trials as soon as possible. New therapies to address Parkinson’s disease symptoms are needed to help those afflicted with this debilitating disease. The combined direct and indirect costs associated with Parkinson’s disease are estimated at $52 billion in the U.S. alone.

In August of 2023, we successfully completed a stability study validating the clinical prototypes for our top three performing cannabinoid-containing Parkinson’s formulations with Catalent Pharma, Inc. based on incorporating our proprietary cannabinoid formulations for Parkinson’s disease into Catalent Pharma’s proprietary Zydis® delivery system. Catalent Pharma’s Zydis® delivery system is an Orally Disintegrating Tablet format (“ODT”) that should be ideal for delivering our cannabinoid-ratio controlled formulations to Parkinson’s patients. More than 50% of Parkinson’s patients have trouble swallowing, but the Zydis® format delivers the active ingredients into the mouth by dispersion without needing water or the ability to swallow. To ready the Company’s Parkinson’s disease therapies for a first-in-human trial, the initial clinical prototypes of our Defined Cannabinoid Ratio-Minimum Essential Mixtures (DCR-MEM) have been formulated by Catalent Pharma using Catalent’s Zydis® Orally Disintegrating Tablet technology and they have passed a stability test within the desired range for shelf-life. As mentioned above, the ODT format was selected for the PD formulas because it dissolves on the tongues of patients without the need to swallow for ease of use in patients with PD, who often have difficulties with swallowing. Previously, the Company has completed two proof-of-concept studies for its MEM. Now, the Company has completed both the Stability Study and a Feasibility Study that has produced the clinical prototypes for its DCR-MEM. The Company selected Catalent for the delivery of their PD therapies due to Catalent’s prior experience in working on US FDA-approved, cannabinoid-containing drugs, their Schedule I drug manufacturing facilities, their familiarity with US FDA and international regulatory and manufacturing requirements, their expertise in tackling formulation challenges, and their ability to achieve the stability and dosing necessary for these novel therapeutic mixtures. In addition to its Zydis® technology, Catalent has early drug development services and additional oral drug delivery solutions available for the efficient delivery of the Company's proprietary APIs. The Company has identified a Contract Research Organization that will perform the required testing to support our IND filing. In the IND application for our novel Parkinson’s disease therapy, this testing data will be combined with the Chemistry Manufacturing and Controls (CMC) data prepared by Catalent Pharma and our proof-of-concept data (National Research Council Canada and the University of Lethbridge).

For its chronic pain program, the Company is testing its proprietary Minimum Essential Mixtures (MEM) for chronic pain both as encapsulated, time-released nanoparticles, as well as in non-encapsulated forms of these therapeutic mixtures in an animal model at the NRC in Halifax, Nova Scotia. In preparation for human clinical trials, our standard MEM and the nanoparticle-encapsulated, time-released MEM are currently being compared in an animal model that demonstrates their potential effectiveness at treating chronic pain. The early results from this preclinical research project look very promising. Data from these preclinical animal studies have demonstrated that the proprietary nanoparticle delivery method significantly increases the stability of the active terpenes within these formulas relative to the non-encapsulated active ingredients. Terpenes are small aromatic compounds, which are very volatile. The nanoparticles both act as a ‘molecular cage’ preventing the active terpene molecules from floating away and the time-release aspects of the proprietary nanoparticle delivery allow for prolonged activity, which is ideally suited for treating chronic pain.

For our chronic pain nanoparticles, two preclinical studies were completed this year at the University of Seville in Spain. One evaluated the effectiveness of our nanoparticle-encapsulated, extended-release formulas for chronic pain and showed positive results in preclinical cell models. The other study completed at the University of Seville validated the stability (shelf-life) of these nanoparticle-based extended-release formulas for chronic pain. This shelf-life study demonstrated significant stability under defined storage conditions. These results were especially important as having an effective and stable delivery system is incredibly important in the delivery of the active ingredients, and it makes these active ingredients much more suitable for the treatment of chronic pain by extending the stability of the molecule and ensuring continuous delivery overtime, which would be nearly impossible if trying to use the volatile terpenes in their non-encapsulated form. The reason that terpenes are so prevalent in the beauty and fragrance industry is because they naturally become airbourne; however, our nanoparticle-based delivery makes these reactive molecules more suitable for therapeutic usage.

Previously, the Company has received positive proof-of-concept data from a human immune cell model supporting the efficacy of their proprietary MEM designed for the suppression of cytokine release syndromes (CRS) while preserving key anti-viral immune responses. Based on this positive proof-of-concept data, the Company has patent-pending applications entitled “CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS”. The best performing MEM from this patent application will be further developed in preparation for clinical studies to evaluate their anti-inflammatory potential in the treatment of long COVID-19 patients contending with Cytokine Release Syndrome (CRS) and associated hyperinflammatory conditions, such as macrophage activation syndrome (MAS) and acute respiratory distress syndrome (ARDS). The Company’s proof-of-concept study was performed at Michigan State University using a state-of-the-science human immune model. In the Company’s proof-of-concept study, immune cells from human donors were co-cultured together in one of four treatment groups: untreated (no inflammatory stimulus), inflammatory stimulus, control (inflammatory stimulus + vehicle from cannabinoid mixtures), or pre-treatment with the cannabinoid mixture + inflammatory stimulus. Then a panel of cytokines and inflammatory markers was measured from each of these treatment groups from different immune cell types within the co-cultured cells at four time points to determine whether the Company’s MEMs were able to alter the levels of pro-inflammatory cytokines or other inflammatory agents. The Company’s CRS formulations showed potential for the selective inhibition of pro-inflammatory processes in response to viral- and bacterial-triggered hyperinflammation in a human immune cell model. These positive proof-of-concept results support the potential for some of these mixtures to accomplish our therapeutic goals, but, ultimately, clinical trial results will determine whether they are efficacious. The next step is to further develop our plant-inspired drugs and eventually bring them to human trials so that the use of well-defined cannabinoid mixtures in clinical practice can become a reality.

As mentioned above, the Company has announced that our kava-inspired formulas for anxiety have achieved statistically significant efficacy in animal proof-of-concept studies. Gb Sciences is now preparing its non-psychedelic, kava-based anxiety formulations to treat the growing global need for stress and anxiety relief. The NRC of Canada has tested our proprietary, psychotropic plant-based formulas for the treatment of stress and anxiety in preclinical animal studies. The Company has leveraged its patent-pending PhAROS™ (Phytomedical Analytics for Research Optimization at Scale) platform to identify these combinations of plant compounds for novel drug candidates to treat depression and anxiety. These are the company’s first non-cannabis formulations to achieve proof-of-concept efficacy in preclinical animal studies. For these novel psychotropic drug candidates, the Company used the PhAROS™ platform to identify new ingredients to improve upon an initial formulation for anxiety based on traditional medicine. The original plant mixture was derived from the kava plant, but some elements of kava are thought to cause liver toxicity. PhAROS™ identified ingredients from the Piper plant family as a substitute for the functionality of the ingredients in question without the potentially adverse safety profiles of those original ingredients. The Piper plant family includes pepper plants that are used worldwide in traditional medicines. The Global Anxiety Disorder and Depression Treatment Market size is forecast to reach USD $19.81 Billion by 2028 according to Reports & Data.

Favorable Research Updates from our university collaborators reveal the promise in our discovery programs including: 1) the Company’s Cannabis Metabolomics Project with both Chaminade University of Honolulu, Hawaii and the University of Athens, Greece, and 2) the expansion of the capabilities of our PhAROS™ drug discovery platform in collaboration with Chaminade University of Honolulu.

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

Eight USPTO & Twelve Foreign Patents Issued; Two Foreign Patents Allowed*

*Notice of Allowances received which confirms patent protection on claim set

Title: CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES (002 Patent Family)

U.S. Patent Number: US10653640B2	Issued: May 19, 2020
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Chinese Patent Number: CN109963595B	Issued: Feb 3, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Japanese Patent Number: JP7225103B2	Issued: Feb 20, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Israeli Patent Application: IL265902	Issued: June 28, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
European Patent: EP17800639.1	Issued: April 24, 2024
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
Hong Kong Patent: HK620200023336	Allowed: April 24, 2024
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.
U.S. Patent Application No.: 16/844,713	Allowed: August 19, 2023
Expiration date: October 10, 2037	Inventors: Andrea Small-Howard et al.

On May 19, 2020, U.S. Patent protection was granted for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Parkinson’s disease. On February 3, 2023, the Chinese Patent was issued for GbS’ Cannabinoid- Containing Complex Mixtures for the treatment of Parkinson’s disease. On February 20, 2023, the Japanese patent was issued for the use of GbS’ Cannabinoid-Containing Complex Mixtures in the treatment of Parkinson’s disease. On June 28, 2023, the Israeli patent was issued on GbS’ Cannabinoid- Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 24, 2024, GbS’ European patent was issued for GbS’ Cannabinoid- Containing Complex Mixtures for the treatment of Parkinson’s disease. On April 24, 2024, GbS received the Notice of Allowance for its Hong Kong (HK) Patent for GbS’ CCCM for Parkinson’s disease. On May 4, 2024, an additional US Patent was issued by the USPTO for GbS’ Cannabinoid-Containing Complex Mixtures with refined formulations to be used in the treatment of Parkinson’s disease. These patents claim benefit of U.S. Patent Application number 62/406,764 that was originally filed October 11, 2016.

Title: MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1 (005 Patent Family)

U.S. Patent Number US10709670B2	Issued: July 14, 2020
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard, et al.
Australian Patent: AU2018273194B2	Issued: September 7, 2023
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard et al.
US Patent Application: US20200390721A1	Allowed: March 9, 2023
Expiration date: May 22, 2038	Inventors: Andrea Small-Howard et al.

As of July 14, 2020, GbS’ Myrcene-Containing Complex Mixtures (MCCM) are protected in the US for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On September 7th of 2023, the Australian patent was issued for GbS’ Myrcene-Containing Complex Mixtures (MCCM) for use in the treatment of pain related to arthritis, shingles, irritable bowel syndrome, sickle cell disease, and endometriosis. On April 2, 2024, the second patent issuance by the USPTO protects the use of GbS’ MCCM in the treatment of cardiac hypertrophy, overactive bladder, and refractory chronic cough. These patents claim benefit of U.S. Patent Application number 62/509,546 that was originally filed May 22, 2017.

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

On December 8, 2020, U.S. Patent protection was granted for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of Mast Cell Activation Syndrome (MCAS). On February 10, 2023, the Japanese (JP) Patent was issued, protecting GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On March 2, 2023, the Israeli (IL) Patent was issued, protecting GbS’ Cannabinoid- Containing Complex Mixtures for the treatment of MCAS. On March 30, 2023, the Australian (AU) Patent was issued, protecting GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, the European Patent (EP) was issued protecting GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. On September 27, 2023, GbS received the Notice of Allowance for its Hong Kong (HK) Patent for GbS’ Cannabinoid-Containing Complex Mixtures for the treatment of MCAS. These patents claim benefit of U.S. Patent Application number 62/453,161 originally filed February 1, 2017.

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

Pending Patents

In addition to the issued patents listed above, GBSGB's intellectual property portfolio includes a total of fifteen USPTO and forty-one international patents pending:

Title	Jurisdiction	Application Number	Other International Applications Filed	Continuation of
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF NEURODEGENERATIVE DISEASES	US	USPTO US18/663,034 PCT/US2017/055989	AU, CA, CN, EP, JP, HK (allowed)	US16/844,713, US15/729,565 CN202310039015.8A JP2023058599A
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF MAST CELL-ASSOCIATED OR BASOPHIL-MEDIATED INFLAMMATORY DISORDERS	US	USPTO 17/065,400 PCT/US2018/016296	CA, CN, HK (allowed)	US15/885,620
MYRCENE-CONTAINING COMPLEX MIXTURES TARGETING TRPV1	US	USPTO 16/878,295 PCT/US2018/033956	CA, CN, JP	US15/986,316 US16/878,295
TRPV1 ACTIVATION-MODULATING COMPLEX MIXTURES OF CANNABINOIDS AND/OR TERPENES	US	USPTO 16/420,004 PCT/US2019/033618	AU, CA	US17/576,485
THERAPEUTIC NANOPARTICLES ENCAPSULATING TERPENOIDS AND/OR CANNABINOIDS	US	USPTO 16/686,069 PCT/ES2019/070765	AU, CA, CN, EP, HK, IL
TREATMENT OF PAIN USING ALLOSTERIC MODULATOR OF TRPV1	US	USPTO 16/914,205 PCT/US2020/039989	AU, CA, CN, EP, HK, IL, JP
CANNABINOID-CONTAINING COMPLEX MIXTURES FOR THE TREATMENT OF CYTOKINE RELEASE SYNDROME WHILE PRESERVING KEY ANTI-VIRAL IMMUNE REACTIONS	US	USPTO 17/406,035 PCT/US2021/046584	AU, CA, IL
IN SILICO META-PHARMACOPEIA ASSEMBLY FROM NON-WESTERN MEDICAL SYSTEMS USING ADVANCED DATA ANALYTIC TECHNIQUES TO IDENTIFY AND DESIGN PHYTOTHERAPEUTIC STRATEGIES	US	USPTO 17/501,498 PCT/US2021/055056	CA, EP, KR, TW
METHODS AND COMPOSITIONS FOR PREVENTION AND TREATMENT OF CARDIAC HYPERTROPHY	US/EU	EPO 3,348,267	IN, CN
METHOD FOR PRODUCING A PHARMACEUTICAL COMPOSITION OF POLYMERIC NANOPARTICLES FOR TREATING NEUROPATHIC PAIN CAUSED BY PERIPHERAL NERVE COMPRESSION	WIPO/PCT	WIPO 2016/128591 PCT/ES2016/000016	EU, CA
CANNABINOID-CONTAINING FORMULATIONS FOR PARKINSONIAN MOVEMENT DISORDERS	US	USPTO 17/955,425 PCT/US2022/077190	BR, CA, EP
PHYTOCHEMICAL FORMULATIONS FOR TREATING STRESS AND ANXIETY	US	USPTO18/602,012 PCT/US2023/032021	Continuation from USPTO 18/242,512
METHODS AND COMPOSITIONS FOR THE IDENTIFICATION OF NOVEL THERAPEUTIC APPROACHES TO MIGRAINE USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
METHOD AND COMPOSITIONS FOR THE PHYTOMEDICAL COMPONENT SUPPLY CHAIN DECISION SUPPORT USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS FOR NOVEL PAIN THERAPIES TARGETED TO SPECIFIC PAIN SUBTYPES IDENTIFIED USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056
METHODS AND COMPOSITIONS DEVELOPMENT OF NOVEL THERAPEUTICS BASED ON PIPER SPECIE-CONTAINING PHYTOMEDICINES FOR ANXIETY AND ASSOCIATED DISORDERS USING THE PHAROS IN SILICO DRUG DISCOVERY PLATFORM	US	Incorporated into USPTO 17/501,498 PCT/US2021/055056

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

For its lead program in PD therapeutics, the Company’s primary focus for this year has been in evaluating suitable development partners that will assist us in preparing this lead program for a first-in-human clinical trial testing the Company’s treatment for the motor symptoms of Parkinson's disease. Talks with multiple potential licensing partners are ongoing and remain promising to help support the development of its Parkinson’s disease therapy.

The Company currently has on-going research agreements or collaborative arrangements with the following institutions covering the indicated areas of research:

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

Michigan State University: Preclinical work using a cutting-edge, multi-cellular model of the human immune system and a multi-cell model of the brain to validate our MEMs for use in the treatment of cytokine release syndromes (CRS). MSU has performed experiments using their novel model of the human-immune system that have allowed GBSGB to prepare cannabis-based formulas for the potential treatment of virally-induced hyperinflammation/cytokine storm syndrome that has led to the majority of long-term COVID-19 symptoms. Positive proof-of-concept results have guided the development of these selectively anti-inflammatory MEM.

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

The National Research Center (NRC) of Canada, Halifax, Nova Scotia: Two animal-phase studies have been performed by Dr. Lee Ellis’ group at the NRC of Canada during the current period. 1) Chronic Pain: The Company has an on-going safety and efficacy study in animals for our Chronic Pain (CP) formulas. The midterm results for these preclinical pain studies are very promising. 2) Anxiety: We have announced the positive performance of our plant-inspired formulas in an animal model of stress and anxiety.

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

Path to Market: Drug Development Stages and Proposed Clinical Trials

The Company has plant-based therapeutic products in the following stages of drug development: Discovery, Pre-Clinical, and entering the Clinical Phase. It has also in-licensed therapeutic products and plans to out-license some products that the Company intends to develop through partners, labeled Partner Programs.

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

Employees

As of March 31, 2024, we had two fulltime employees.

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

Our independent auditors’ report for the fiscal years ended March 31, 2024 and 2023 have expressed doubts about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended March 31, 2024 and 2023 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our intellectual properties and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flows.

We have incurred significant losses in prior periods. For the years ended March 31, 2024 and 2023, we had net losses of $1,361,677 and $4,125,194, respectively, and we had an accumulated deficit of $110,066,992 and $108,705,315, respectively. Any losses in the future could cause the quoted price of our common stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

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

The production of FDA-approved pharmaceutical products and related drug is typically a highly expensive and a long and drawn out process, typically involving hundreds of millions of dollars and a decade or more to achieve. Although we believe that some, if not all, of our planned cannabinoid based pharmaceutical protocols can qualify for “orphan drug” status and be accelerated through the FDA approval process, there can be no assurance that this will be the case.

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

Under the federal Controlled Substances Act (“CSA”), cannabis is deemed to be a Schedule One narcotic that has no medical benefit. The production and distribution of Schedule One narcotics is subject to Internal Revenue Code Section 280E, which prohibits the Company from deducting any ordinary and necessary business expenses from taxable gross profit related to the sale of cannabis products. Without the deduction of business expenses, the Company owes income taxes in the amount of $1,060,825, including accrued penalties and interest, despite having generated net losses and substantial net operating loss carryforwards. The Company does not currently have sufficient resources to pay those taxes, and if we are unable to pay those taxes we may be subject to penalties and IRS enforcement action.

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

As of March 31, 2024, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the fiscal year ended March 31, 2024, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weakness; specifically:(1) no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person, the Company lacks dual control within the duties of these two positions.

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

Our Articles of Incorporation authorize the issuance of up to 950,000,000 shares with a par value of $0.0001 per share. As of March 31, 2024, we had 406,071,028 shares of common stock outstanding. However, we require additional capital and will likely issue additional shares of Common Stock in the future in connection with one or more financings or an acquisition. Such issuances may not require the approval of our stockholders. In addition, certain of our outstanding rights to purchase additional shares of common stock or securities convertible into our common stock are subject to full-ratchet anti-dilution protection, which could result in the right to purchase significantly more shares of common stock being issued or a reduction in the purchase price for any such shares or both. Any issuance of additional shares of our common stock, or equity securities convertible into our common stock, including but not limited to, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our common stock, and may negatively impact the market price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

On April 11, 2022, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by an individual who alleges he was shot by a security guard at the Teco Facility in May of 2020. The alleged incident occurred after the claimant broke into the Teco Facility during closing hours. GB Sciences, Inc. and its former subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC, along with the security provider, Protective Force International, Inc., were named as defendants in the lawsuit. A stipulated settlement was reached and entered into by the parties without liability to the Company and filed with the court on April 10, 2023.  The filing had the effect of closing the case.

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

Fiscal Year 2024	High ($)	Low ($)
Fourth Quarter	$0.01	$0.01
Third Quarter	0.01	0.01
Second Quarter	0.01	0.01
First Quarter	0.02	0.01

Fiscal Year 2023
Fourth Quarter	$0.02	$0.02
Third Quarter	0.03	0.02
Second Quarter	0.03	0.02
First Quarter	0.04	0.02

As of August 30, 2024, there were 198 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial holders.

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2024, the Company accepted the exercise of 3,333,333 warrants at an exercise price of $0.01 per share of common stock, for gross cash proceeds of $33,334. In addition, the Company accepted the exercise of 25,348,467 warrants at $0.01 per share of common stock, for gross cash proceeds of $253,529, and recorded brokerage fees of $17,752. The common shares were not registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

ITEM 6. [RESERVED]

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains eight U.S. and twelve foreign patents issued, two foreign patents allowed, as well as fifteen U.S. and forty-one foreign patent-pending applications.

The Company’s intellectual property covers a range of over 65 medical conditions, from which five drug development programs are in the preclinical stage of drug development including our formulations for Parkinson’s disease ("PD"), chronic pain, cytokine release syndrome, stress/anxiety/depression, and cardiovascular therapeutic programs. The primary focus for the development of the Company’s lead program this year has been in evaluating suitable development partners that will assist us in preparing its cannabinoid-based formulas for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Talks with multiple potential licensing partners are ongoing and remain promising to help support the development of our Parkinson’s disease therapy. Depending on the results of ongoing preclinical studies for our other therapy programs, the Company intends to move our drug development forward towards clinical trials for its proprietary treatments for chronic pain, stress/anxiety, and cytokine release syndrome therapies after PD.

In the period from March 30, 2023 to now, the Company received positive results from five different preclinical trials. These important studies support the viability of its novel therapeutic programs. In July of 2023, the Company announced that they have successfully completed a dose response study in rodents at the University of Lethbridge that supports the Company’s cannabinoid-based therapy for Parkinson’s disease. The study has established dose ranges and the corresponding times to onset and duration of action in a rodent model, which helps to establish the correct dosing of the Company’s cannabinoid-containing Parkinson’s formulations for a first-in-human trial. In addition to the dosage range findings, this study demonstrated that the Company’s Parkinson’s disease formulations were well tolerated, and there were no adverse effects. As the second most common neurodegenerative disease, the market for Parkinson’s disease (PD) treatments is expected to grow to $12.8 billion by 2028.

During the period from March 30, 2023 to now, the Company’s formulations for chronic pain, anxiety and depression have been evaluated in preclinical animal studies with researchers at the National Research Council (NRC) Canada. Drug candidates originally identified by PhAROS™ have now been validated in these preclinical animal studies at the NRC. Two preclinical studies at the University of Seville were completed this year. One evaluated the effectiveness of our extended-release formulas for chronic pain and showed positive results in preclinical cell models. The other validated the stability (shelf-life) of these nanoparticle-based and extended-release formulas for chronic pain. This shelf-life study demonstrated significant stability under defined storage conditions.

Previously, the Company received positive preclinical proof-of-concept data supporting its complex mixtures for the treatment of Cytokine Release Syndrome, and its lead candidates will be optimized based on late-stage preclinical studies at Michigan State University. Proof-of-concept studies in animals that support our heart disease formulations have been successfully completed at the University of Hawaii. The Company runs a lean drug development program through GBSGB and takes effort to minimize expenses, including personnel, overhead, and fixed capital expenses through strategic partnerships with Universities and Contract Research Organizations (“CROs”). Our productive research and development network includes distinguished universities, hospitals, and Contract Research Organizations.

Recent Developments

This year, the primary focus for the development of the Company’s lead program in Parkinson’s disease has been in evaluating suitable development partners that will assist us in preparing its cannabinoid-based formulas for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Talks with multiple potential licensing partners are ongoing and remain promising to help bring our first-in-class Parkinson’s disease therapy into clinical trials. The Company’s partnering strategy for the clinical development of its proprietary therapies mirrors the partnering strategy that it has successfully used in completing the research and development phase of its business.

Product Development

In the period from March 30, 2023 to now, the Company has received positive results from five different preclinical trials that strongly support the development of their plant-inspired therapies. These important studies support the viability of its novel therapeutic programs. In July of 2023, the Company announced that they have successfully completed a dose response study in rodents at the University of Lethbridge that supports the Company’s lead program, a cannabinoid-based therapy for Parkinson’s disease. The study has established dose ranges and the corresponding times to onset and duration of action in a rodent model, which helps to establish the correct dosing of the Company’s cannabinoid-containing Parkinson’s formulations for a first-in-human trial. In addition to the dosage range findings, this study demonstrated that the Company’s Parkinson’s disease formulations were well tolerated, and there were no adverse effects. As the second most common neurodegenerative disease, the market for Parkinson’s disease (PD) treatments is expected to grow to $12.8 billion by 2028.

During the period from March 30, 2023 to now, the Company’s formulations for chronic pain, anxiety and depression have been evaluated in preclinical animal studies with researchers at the National Research Council (NRC) Canada. Drug candidates originally identified by PhAROS™ , the Company’s proprietary AI-enabled drug discovery engine, have now been validated in these preclinical animal studies at the NRC. Two preclinical studies at the University of Seville were also completed this year. One evaluated the effectiveness of our extended-release formulas for chronic pain and showed positive results in preclinical cell models. The other study validated the stability (shelf-life) of these nanoparticle-based and extended-release formulas for chronic pain. This shelf-life study demonstrated significant stability under defined storage conditions, which are necessary for marketing this therapy.

Intellectual Property Portfolio

Within the past year, the number of issued patents owned by the Company has increased significantly. Prior to March 30, 2023, the company had six U.S. and eight foreign patents issued for the protection of its plant-inspired drug formulations in the U.S. and global markets. As of now, the Company has eight U.S. and twelve foreign patents issued, as well as two foreign patents allowed that will be issuing soon. Our continued success in having our patents granted validates our novel strategy of protecting simplified ratio-controlled mixtures of natural compounds that treat diseases for which there is a great need for more effective therapies.

The Company has received interest in and is reviewing options for monetizing its proprietary PhAROS™ drug discovery platform. PhAROS™, which stands for Phytomedical Analytics for Research Optimization at Scale, is an AI-enabled drug discovery tool that harnesses the therapeutic potential of plant-based medicines from within the 12 major traditional medical systems (TMS) in the world. PhAROS™, can discover and predict entirely new drug candidates from within these TMS in the form of proprietary minimum essential mixtures that are simplified but informed by the much more complex original plant-based materials. The Company’s innovative technology uses machine learning to describe how multi-component plant-based medicines have been effective as therapies for thousands of years and, more importantly, to predict new and better possible drug candidates using generative AI. PhAROS™ not only captures what has worked in the past, but also improves upon traditional medical formulations by identifying novel simple mixtures of active ingredients that work synergistically together to treat human diseases. These novel mixtures often include components from different plants growing on different continents in different TMS that may never before have been used together. PhAROS™ goes beyond looking at what has worked within plant-based medicines in the past, to predicting the efficacies of entirely new formulations that have not existed anywhere except within the digital world of generative AI. The Company has patent applications under review in the U.S. and globally to protect its PhAROS™ drug discovery platform. The Company’s PhAROS™ platform is both novel and patent-pending. Prior art searches performed by the World Intellectual Property Organization (WIPO) demonstrated the novelty of the Company’s approach to using a neural-network based machine learning process to describe, categorize, and predict novel multi-component drug candidates based on a unique data base containing searchable tabulations of plant-based therapies from over a dozen traditional medical systems. In addition, Gb Sciences is working collaboratively with other parties to utilize a similar digital strategy that leverages data science, AI and ML for informed drug discovery and innovative human health solutions.

Results of Operations

The following table sets forth certain of our Statement of Operations data:

	For the Years Ended
	March 31,
	2024	2023

SALES REVENUE	$-	$-
COST OF GOODS SOLD	-	-
GROSS PROFIT (LOSS)	-	-
OPERATING EXPENSES	1,420,509	1,672,281
LOSS FROM OPERATIONS	(1,420,509)	(1,672,281)
OTHER INCOME (EXPENSE)
Interest expense	(218,973)	(178,652)
Loss on impairment of capitalized patent costs	(42,195)	(2,374,261)
Other income – Collections in notes receivable	320,000	100,000
Total other income/(expense)	58,832	(2,452,913)
LOSS BEFORE INCOME TAXES	(1,361,677)	(4,125,194)
Income tax expense	-	-
NET LOSS	$(1,361,677)	$(4,125,194)

Operating Expenses. Operating expense decreased $251,772 to $1,420,509 for the year ended March 31, 2024 as compared to $1,672,281 for the same period last year. The decrease is attributable primarily to reduced compensation paid to executives and board members, decrease in research and development activities and lower amortization due to write off of intangibles in the prior year. The Company is continuing its efforts to maintain operating costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company’s intellectual property portfolio.

Interest Expense. Interest for the year ended March 31, 2024 was $218,973, compared to $178,652 for the year ended March 31, 2023, an increase of $40,321. The net increase is attributable to approximately $322,000 in new loans for the fiscal year, as well as interest of approximately $62,000 attributable to income taxes.

Loss on impairment of capitalized patent costs. During the year ended March 31, 2024, the Company recorded an impairment charge of $42,195 as compared to $2,374,261 in the 2023 period. Impairment recorded in the 2023 period relates to impairment recorded against capitalized costs resulting from management’s analysis of patent costs in connection with ASC 350-30-35. Additional costs incurred in 2024 were written off.

Other income (loss). During the year ended March 31, 2024, the Company recorded other income of $320,000 compared to $100,000 in the 2023 period. The income in both periods relates to cash received from the makers of a note receivable due and payable to the Company. The note receivable was fully reserved for as of March 31, 2022 and therefore the subsequent receipt of cash from the payor has been classified as other income.

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

At March 31, 2024, the Company had a cash balance of $11,991, other current assets excluding cash were $91,451, and our working capital deficit was $4,992,115. Current liabilities were $5,095,557, which consisted principally of $1,437,307 in notes and convertible notes payable, $2,012,896 in accounts payable, and $1,060,825 income taxes payable. At March 31, 2023, the Company had a cash balance of $109,912, other current assets excluding cash were $199,592, and our working capital deficit was $4,450,202. Current liabilities were $4,759,706, which consisted principally of $1.4 million in notes and convertible notes payable, $1,861,829 in accounts payable, $75,628 in accrued liabilities, and $958,455 income taxes payable.

Sources and Uses of Cash

Operating Activities

Cash used in operations was $975,698 for the year ended March 31, 2024, compared to cash used of $1,526,861 for the year ended March 31, 2023, the decrease is due to lower operating expenses in 2024. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

Cash flows of $320,000 were provided by investing activities for the year ended March 31, 2024 as a result of collections on the note receivable. Cash used in investing activities for the year ended March 31, 2023 consists of $31,650 paid to our attorneys to file patent applications.

Financing Activities

Cash provided by financing activities for the year ended March 31, 2024 consist of $235,777 proceeds from warrant exercises, net of brokerage fees and $322,000 proceeds from convertible notes payable. Cash provided by financing activities for the year ended March 31, 2023 of $1,434,530 was due to proceeds received from the sale of common stock of $1,705,000, offset by financing fees for the issuance of convertible notes of $221,651, and principal payments on notes payable of $48,820.

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

At March 31, 2024, the outstanding balance of the note was $55,307, and accrued interest was $4,764. The company made no payments during the year ended March 31, 2024.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, these notes are still outstanding and are currently in default.

The Company recorded interest expense of $21,393 and $28,599 on the extended notes during the years ended December 31, 2024 and 2023, respectively, of which $16,779 in 2023 represented amortization of the note discounts. Accrued interest on the $197,000 extended notes is $79,890 and the remaining unamortized discount was $0 at March 31, 2024.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $240,693. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $44,923 and $39,185, respectively, for the years ended March 31, 2024 and 2023, and no unamortized discount at March 31, 2024.

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

During the year ended March 31, 2024, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of June 30, 2026 and July 10, 2026, respectively, and recorded no discount or beneficial conversion features. During the years ended March 31, 2024 and 2023, the Company recorded interest expense of $69,882 and $92,533, respectively, on the December 2020 $700,000 6% Convertible Notes, of which $22,959 and $52,041 represented amortization of the note discounts. Accrued interest on these notes is $129,296 and the remaining unamortized discount was $0 at March 31, 2024.

January 2024 $247,000 6% Convertible Notes

From January 22, 2024 to February 7, 2024, the Company offered additional 6% convertible notes to 13 investors for total proceeds of $247,000 out of a total planned subscription of $500,000. The notes mature three years from the date the subscription price was paid. The notes are convertible at the discretion of the holder in part or in full at the conversion rate of $0.01 per share. In addition, for any investors in these notes that hold warrants from previous transactions, those warrants shall have an exercise price of $0.01 per share for a period of 90 days beginning on the date of the note. There was no discount recorded related to these notes.

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

Convertible Notes Payable

ASU 2020-06 simplifies the accounting for convertible instruments. Under ASU 2020-06, the Company accounts for the convertible debt as a single liability measured at amortized cost. The embedded conversion option is not separately accounted for as an equity component,. The Company calculates the fair value of warrants issued with the convertible notes using the Black-Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
GB Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GB Sciences, Inc. (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended March 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,361,677 and cash used in operations of $975,698 for the year ended March 31, 2024. In addition, the Company had an accumulated deficit of $110,066,992 and working capital deficit of $4,992,115 at March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We did not identify any critical audit matters that need to be communicated.

Coral Springs, Florida

August 30, 2024

We have served as the Company’s auditor since 2020.

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  3111 N. University Drive, Suite 621 | Coral Springs,  FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$11,991	$109,912
Prepaid expenses and other current assets	91,451	199,592
TOTAL CURRENT ASSETS	103,442	309,504

Intangible assets, net	-	42,819
TOTAL ASSETS	$103,442	$352,323

CURRENT LIABILITIES:
Accounts payable	$2,012,896	$1,861,829
Accounts payable related party	127,436	120,911
Accrued interest	457,093	346,806
Accrued liabilities	-	75,628
Notes and convertible notes payable, net of unamortized discount of $0 and $41,230 at March 31, 2024 and 2023, respectively	1,437,307	1,396,077
Income tax payable	1,060,825	958,455
TOTAL CURRENT LIABILITIES	5,095,557	4,759,706

Convertible notes payable, net of unamortized discount of $0 and $0 at March 31, 2024 and 2023, respectively	322,000	-
TOTAL LIABILITIES	5,417,557	4,759,706
Commitments and contingencies (Note 8)

STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 406,071,028 and 381,872,561 outstanding at March 31, 2024 and 2023, respectively	40,721	38,187
Additional paid-in capital	104,712,156	104,259,745
Accumulated deficit	(110,066,992)	(108,705,315)
TOTAL STOCKHOLDERS' DEFICIT	(5,314,115)	(4,407,383)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103,442	$352,323

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2024	2023

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
Operating expenses	1,420,509	1,672,281
LOSS FROM OPERATIONS	(1,420,509)	(1,672,281)
OTHER (EXPENSE) INCOME
Interest expense	(218,973)	(178,652)
Loss on impairment of capitalized patent costs	(42,195)	(2,374,261)
Other income – collections in note receivable previously reserved for	320,000	100,000
Total other income/(expense)	58,832	(2,452,913)
LOSS BEFORE INCOME TAXES	(1,361,677)	(4,125,194)
Income tax expense	-	-
NET LOSS	$(1,361,677)	$(4,125,194)

Deemed dividends	$(278,315)	$-

Net loss attributable to common shareholders	$(1,639,992)	$(4,125,194)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	396,728,680	357,721,189

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended March 31, 2024 and 2023

			Additional Paid-	Accumulated
	Shares	Amount	In Capital	Deficit	Total
Balance at March 31, 2022	325,037,557	$32,504	$102,764,746	$(104,580,122)	$(1,782,872)

Share-based compensation expense	-	-	17,333	-	17,333
Stock issued in private placement, net of brokerage fees	56,835,004	5,683	1,477,666	-	1,483,350
Net loss	-	-	-	(4,125,194)	(4,125,194)
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)

Share-based compensation expense	-	-	219,168	-	219,168
Issuance of shares upon exercise of warrants	25,348,467	2,534	250,995	-	253,529
Brokerage fees on exercise of warrants	-	-	(17,752)	-	(17,752)
Repurchase of common shares	(1,150,000)	-	-	-	-
Warrant reinstatement and repricing	-	-	278,315	-	278,315
Deemed dividend	-	-	(278,315)	-	(278,315)
Net loss	-	-	-	(1,361,677)	(1,361,677)
Balance at March 31, 2024	406,071,028	$40,721	$104,712,156	$(110,066,992)	$(5,314,115)

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(1,361,677)	$(4,125,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	61,660
Stock-based compensation	219,168	17,333
Collection of notes receivable previously written off	(320,000)	-
Amortization of debt discount	41,230	60,024
Loss on impairment of capitalized patent costs	42,195	2,374,261
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	108,140	(105,659)
Accounts payable	157,593	(20,195)
Accrued liabilities	(75,628)	66,001
Accrued interest	110,287	(37,963)
Accrued income taxes	102,370	61,960
Indebtedness to related parties	-	120,911
Net cash used in operating activities	(975,698)	(1,526,861)
INVESTING ACTIVITIES:
Collection of notes receivable	320,000	-
Cash paid for capitalized patent costs	-	(31,650)
Net cash provided by (used in) investing activities	320,000	(31,650)
FINANCING ACTIVITIES:
Proceeds from warrant exercises, net of brokerage fees	235,777	-
Proceeds from convertible notes payable	322,000	-
Proceeds from sale of common stock, net of brokerage fees	-	1,483,350
Principal payment on notes payable	-	(48,820)
Net cash provided by financing activities	557,777	1,434,530
NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,921)	(123,981)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	109,912	233,893
CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,991	$109,912

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Year Ended March 31,
	2024	2023

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Noncash investing and financing transactions:
Noncash additions for capitalized patent costs	$7,700	$246,132

The accompanying notes are an integral part of these consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

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

Through GBSGB, the Company is engaged in the research and development of plant-inspired medicines, with virtual operations in North America and Europe. GBSGB’s assets include a portfolio of intellectual property containing both proprietary plant-inspired formulations and our AI-enabled drug discovery platform, as well as critical research contracts and key supplier arrangements. The Company’s intellectual property portfolio, which is held by GBSGB, contains eight U.S. and twelve foreign patents issued, two foreign patents allowed, as well as fifteen U.S. and forty-one foreign patent-pending applications.

The Company was incorporated in the State of Delaware on April 4, 2001, under the name “Flagstick Venture, Inc.” On March 28, 2008, stockholders owning a majority of our outstanding common stock approved changing the then name “Signature Exploration and Production Corp.” when the business model had changed.

On April 4, 2014, the Company changed its name from Signature Exploration and Production Corporation to Growblox Sciences, Inc. Effective December 12, 2016, the Company amended its Certificate of Corporation pursuant to shareholder approval, and the Company’s name was changed from Growblox Sciences, Inc. to GB Sciences, Inc.

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

Recent Developments

This year, the primary focus for the development of the Company’s lead program in Parkinson’s disease has been in evaluating suitable development partners that will assist us in preparing its cannabinoid-based formulas for the treatment of the motor symptoms of Parkinson's disease for a first-in-human clinical trial. Talks with multiple potential licensing partners are ongoing and remain promising to help bring our first-in-class Parkinson’s disease therapy into clinical trials. The Company’s partnering strategy for the clinical development of its proprietary therapies mirrors the partnering strategy that it has successfully used in completing the research and development phase of its business.

Product Development

In the period from March 30, 2023 to now, the Company has received positive results from five different preclinical trials that strongly support the development of their plant-inspired therapies. These important studies support the viability of its novel therapeutic programs. In July of 2023, the Company announced that they have successfully completed a dose response study in rodents at the University of Lethbridge that supports the Company’s lead program, a cannabinoid-based therapy for Parkinson’s disease. The study has established dose ranges and the corresponding times to onset and duration of action in a rodent model, which helps to establish the correct dosing of the Company’s cannabinoid-containing Parkinson’s formulations for a first-in-human trial. In addition to the dosage range findings, this study demonstrated that the Company’s Parkinson’s disease formulations were well tolerated, and there were no adverse effects. As the second most common neurodegenerative disease, the market for Parkinson’s disease (PD) treatments is expected to grow to $12.8 billion by 2028.

During the period from March 30, 2023 to now, the Company’s formulations for chronic pain, anxiety and depression have been evaluated in preclinical animal studies with researchers at the National Research Council (NRC) Canada. Drug candidates originally identified by PhAROS™ , the Company’s proprietary AI-enabled drug discovery engine, have now been validated in these preclinical animal studies at the NRC. Two preclinical studies at the University of Seville were also completed this year. One evaluated the effectiveness of our extended-release formulas for chronic pain and showed positive results in preclinical cell models. The other study validated the stability (shelf-life) of these nanoparticle-based and extended-release formulas for chronic pain. This shelf-life study demonstrated significant stability under defined storage conditions, which are necessary for marketing this therapy.

Intellectual Property Portfolio

Within the past year, the number of issued patents owned by the Company has increased significantly. Prior to March 30, 2023, the company had six U.S. and eight foreign patents issued for the protection of its plant-inspired drug formulations in the U.S. and global markets. As of now, the Company has eight U.S. and twelve foreign patents issued, as well as two foreign patents allowed that will be issuing soon. Our continued success in having our patents granted validates our novel strategy of protecting simplified ratio-controlled mixtures of natural compounds that treat diseases for which there is a great need for more effective therapies.

The Company has received interest in and is reviewing options for monetizing its proprietary PhAROS™ drug discovery platform. PhAROS™, which stands for Phytomedical Analytics for Research Optimization at Scale, is an AI-enabled drug discovery tool that harnesses the therapeutic potential of plant-based medicines from within the 12 major traditional medical systems (TMS) in the world. PhAROS™, can discover and predict entirely new drug candidates from within these TMS in the form of proprietary minimum essential mixtures that are simplified but informed by the much more complex original plant-based materials. The Company’s innovative technology uses machine learning to describe how multi-component plant-based medicines have been effective as therapies for thousands of years and, more importantly, to predict new and better possible drug candidates using generative AI. PhAROS™ not only captures what has worked in the past, but also improves upon traditional medical formulations by identifying novel simple mixtures of active ingredients that work synergistically together to treat human diseases. These novel mixtures often include components from different plants growing on different continents in different TMS that may never before have been used together. PhAROS™ goes beyond looking at what has worked within plant-based medicines in the past, to predicting the efficacies of entirely new formulations that have not existed anywhere except within the digital world of generative AI. The Company has patent applications under review in the U.S. and globally to protect its PhAROS™ drug discovery platform. The Company’s PhAROS™ platform is both novel and patent-pending. Prior art searches performed by the World Intellectual Property Organization (WIPO) demonstrated the novelty of the Company’s approach to using a neural-network based machine learning process to describe, categorize, and predict novel multi-component drug candidates based on a unique data base containing searchable tabulations of plant-based therapies from over a dozen traditional medical systems. In addition, Gb Sciences is working collaboratively with other parties to utilize a similar digital strategy that leverages data science, AI and ML for informed drug discovery and innovative human health solutions.

Note 2 - Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,066,992 at March 31, 2024. The Company had a working capital deficit of $4,992,115 as of March 31, 2024. In addition, the Company has consumed cash in its operating activities of $975,698 for the year ended March 31, 2024. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the consolidated financial statements.

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

GBS Global Biopharma, Inc.

ECRX, Inc.

The PhAROS Institute, LLC

Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, collectability of notes receivable, valuation of initial right-of-use assets and corresponding lease liabilities, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation, other loss contingencies, and impairment of long lived assets.  These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at March 31, 2024 and 2023.

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

For the years ended March 31, 2024 and 2023, the Company recorded a loss on impairment related to the capitalized patent costs of $42,195 and $2,374,261, respectively. The Company has recorded an impairment of its capitalized patent costs based on the relevant facts and circumstances that existed as of March 31, 2024 and 2023, respectively, in accordance with ASC 350-30-35. Due to liquidity constraints the Company deemed that the likelihood of realizing value from previously capitalized patent costs was questionable, as a result the associated patents were impaired.

Convertible Notes Payable

ASU 2020-06 simplifies the accounting for convertible instruments. Under ASU 2020-06, the Company accounts for the convertible debt as a single liability measured at amortized cost. The embedded conversion option is not separately accounted for as an equity component,. The Company calculates the fair value of warrants issued with the convertible notes using the Black-Scholes valuation model and uses the same assumptions for valuing any employee options in accordance with ASC Topic 718 Compensation – Stock Compensation. The only difference is that the contractual life of the warrants is used.

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

Research and Development Costs

Research and development costs are expensed as incurred. During the years ended March 31, 2024 and 2023, the Company recorded $261,550 and $490,291, respectively, in research and development expense, which is included in operating expenses in the Company's consolidated financial statements.

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

Because the Company operated in the State-licensed cannabis industry until the December 31, 2021 disposition of the Nevada Subsidiaries (Note 5), revenue from those activities were subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operating loss carryforwards ("NOLs"). The unused NOLs will continue to carry forward and those that do not expire or become subject to other limitations may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the year. The Company had 173,992,145 and 167,252,135 potentially dilutive common shares at March 31, 2024 and 2023, respectively. Such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

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

Note 4 – Notes and Convertible Notes Payable

Summary of Notes Payable and Convertible Notes Payable

As of March 31, 2024 and 2023 the following notes and convertible notes payable were recorded in the Company’s consolidated balance sheets:

	As of March 31, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307
6% Convertible note payable due July 30, 2026	25,000	-	25,000
6% Convertible note payable due July 30, 2026	50,000	-	50,000
6% Convertible notes payable due January-February 2027	247,000	-	247,000
Total notes and convertible notes payable	$1,759,307	$-	$1,759,307

	As of March 31, 2023
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	(9,475)	187,525
6% Convertible note payable due December 31, 2023	250,000	(31,755)	218,245
Total short-term notes and convertible notes payable	$1,437,307	$(41,230)	$1,396,077

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

At March 31, 2024 and 2023, the outstanding balance of the note was $55,307, and accrued interest was $4,764 and $691, respectively. The Company made no payments during the year ended March 31, 2024.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, these notes are still outstanding and are currently in default. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $21,393 and $28,599 on the extended notes during the years ended March 31, 2024 and 2023, respectively, of which $0 and $16,779 in 2024 and 2023, respectively, represented amortization of the note discounts. Accrued interest on the $197,000 extended notes for March 31, 2024 and 2023 was $79,890 and $67,972, respectively, and the remaining unamortized discount was $0 at March 31, 2024.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $240,693 and $195,770 at March 31, 2024 and 2023, respectively. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $44,923 and $39,185, respectively, for the years ended March 31, 2024 and 2023, and no unamortized discount at March 31, 2024.

December 2020 $700,000 6% Convertible Notes

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

During the year ended March 31, 2024, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of June 30, 2026 and July 10, 2026, respectively, and recorded no discount. During the years ended March 31, 2024 and 2023, the Company recorded interest expense of $69,882 and $92,533, respectively, on the December 2020 $700,000 6% Convertible Notes, of which $22,959 and $52,041 represented amortization of the note discounts. Accrued interest on these notes is $129,296 and $82,373 at March 31, 2024 and 2023, respectively and the remaining unamortized discount was $0 at March 31, 2024. This note is currently in default.

January 2024 $247,000 6% Convertible Notes

From January 22, 2024 to February 7, 2024, the Company offered additional 6% convertible notes to 13 investors for total proceeds of $247,000 out of a total planned subscription of $500,000. The notes mature three years from the date the subscription price was paid. The notes are convertible at the discretion of the holder in part or in full at the conversion rate of $0.01 per share. In addition, for any investors in these notes that hold warrants from previous transactions, those warrants shall have an exercise price of $0.01 per share for a period of 90 days beginning on the date of the note. As a result, the Company recorded $9,097 of expense for repriced warrants. There was no discount recorded related to these notes.

Note 5 – Income Taxes

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

The Company’s effective tax rate was 0% and 0% for the years ended March 31, 2024 and 2023, respectively.

A net income tax expense of $0 was recorded for the year ended March 31, 2024. The Company recorded $40,401 in penalties and $61,969 in accrued interest related to a $506,145 tax liability from the March 31, 2018 tax year, and a $178,727 tax liability from the March 31, 2021 tax year. Income tax payable at March 31, 2024 was $1,060,825 which includes cumulative accrued penalties and interest of $375,964.

Since the Company operated in the State-licensed cannabis industry, it is subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e., cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of NOLs. The unused NOLs will continue to carry forward and may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

At March 31, 2024 and 2023 respectively, the Company had net operating loss carryforwards (“NOLs”) for income tax purposes of $52,148,929 and $52,661,859. $34,481,122 of the Company's NOL carryforwards are expected to expire at various times from 2025 through 2039. $18,180,737 of the NOL carryforwards generated in tax years ending March 31, 2019 to present have no expiration date. These NOLs have the potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities. Pursuant to Internal Revenue Code Regulation, the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership. Net operating losses in excess of the aggregate annual limitation cannot be utilized.

The provision for income taxes included in discontinued operations is different than would result from applying the U.S. statutory rate to profit before taxes for the reasons set forth in the following reconciliation:

	2024	2023
Tax expense/(benefit) computed at U.S. statutory rates	$(194,971)	$(182,405)
Increases (decreases) in taxes resulting from:
Other permanent items	8,508	9,246
Change in valuation allowance	430,270	(756,430)
Adjustments to valuation of deferred tax assets	(243,807)	929,589
Total provision for income taxes	-	-
Penalties and interest on prior year tax liabilities	102,370	61,960
Total income tax expense	$102,370	$61,960

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the year ended March 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Stock based compensation	$3,191,824	$3,147,724
Net operating loss carryforward	11,058,990	10,934,127
Impairment of long-lived assets	-	635,250
Depreciation and Amortization expense	-	(1,369)
Other temporary items	(175,067)	(209,714)
Total deferred tax assets	14,075,747	14,506,018
Less valuation allowance	(14,075,747)	(14,506,018)
Net deferred tax asset	$-	$-

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. The Company continues to evaluate its deferred tax asset valuation allowance on a quarterly basis. The Company concluded that, as of March 31, 2024, it is more likely than not that the Company will not have sufficient taxable income within the applicable net operating loss carry-forward period to realize any portion of its deferred tax assets.

The Company believes that the tax positions taken in its tax returns would be sustained upon examination by taxing authorities. The Company files income tax returns in the U.S. federal jurisdiction and other required state jurisdictions. The Company's periodic tax returns filed in 2020 and thereafter are subject to examination by taxing authorities under the normal statutes of limitations in the applicable jurisdictions.

Note 6 – Capital Transactions

Year ended March 31, 2024

Warrants

During the year ended March 31, 2024, the Company extended the expiration date and temporarily repriced 92,657,209 unexpired investor warrants effective as of September 1, 2023. In addition, the Company reinstated 23,006,492 previously expired warrants exercisable at $0.01 per share and recognized $278,315 as a deemed dividend related to the reissuance of these warrants and in accordance with ASC 470, this amount was recorded through additional paid in capital and accumulated deficit as a deemed dividend.

During the year ended March 31, 2024, there were 3,490,834 expired warrants at an original exercise price of $0.10, 4,295,500 expired warrants at an original exercise price of $0.60, 300,000 expired warrants at an original exercise price of $0.04, and 2,456,750 expired warrants at an original exercise price of $0.10.

During the year ended March 31, 2024, the Company accepted the exercise of 25,348,467 warrants at $0.01 per share of common stock, for gross cash proceeds of $253,529, and recorded brokerage fees of $17,752.

During the year ended March 31, 2024, the Company repurchased 1,150,000 common shares for $0.

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

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees (Note 7), for the years ended March 31, 2024 and 2023:

	Warrants Outstanding
	Number of Shares	Exercise Price

Outstanding at March 31, 2022	75,124,673
Warrants issued	56,835,004		0.10
Warrants exercised	-
Warrants expired/cancelled)	(9,201,000)	$0.08	-	$0.10
Outstanding at March 31, 2023	122,758,677

Warrants issued (including reinstated)	23,006,492		$0.01
Warrants exercised	(25,348,467)		$0.01
Warrants expired/cancelled	(38,337,538)	$0.01	-	$0.60
Outstanding at March 31, 2024	82,079,164

Note 7 – Employee Benefit Plan

Share-Based Compensation

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

On September 17, 2021, the Board of Directors adopted the 2021 Equity Incentive Plan ("2021 Plan"), and the Company filed a Registration Statement with the SEC on Form S-8 to register 20,000,000 shares of common stock issuable under the 2021 Plan. All 20,000,000 shares registered under the 2021 Plan were available for issuance at March 31, 2024.

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

During the year ended March 31, 2024, the Company granted 23,000,000 options to purchase Company’s common stock at an exercise price of $0.01 per share. Of the 23,000,000 new option grants, 15,000,000 were issued to employees as share-based compensation expense of $142,936, and 8,000,000 were issued to non-employees as share-based compensation expense of $76,232. The total grants valued at $219,168 were recorded through Additional Paid-In-Capital. During the year ended March 31, 2024, option grants totaling 1,150,000 with an exercise price of $0.05, were forfeited by an executive that left the Company.

Compensation Expense

For the years ended March 31, 2024 and 2023, the Company recorded share-based compensation expense of $219,168 and $17,333, respectively, which includes $142,936 and $17,333, respectively, related to employee stock options. There was no expense for restricted stock. Unrecognized compensation cost for non-vested awards was $0 as of March 31, 2024.

Fair Value

The closing price of the Company's stock on the date of grant is used as the fair value for issuances of restricted stock. The fair value of stock options granted is estimated as of the grant date using the Black-Scholes option pricing model.

The following range of assumptions in the Black-Scholes option pricing model was used to determine fair value:

	Year Ended
	March 31, 2024	March 31, 2023
Weighted-average volatility	174%	-
Expected term (in years)	5	-
Risk-free interest rate	4.18%	-

Expected volatilities used for award valuation are based on historical volatility of the Company's common stock. The risk-free interest rate for periods equal to the expected term of an award is based on Federal Reserve yields for U.S. Treasury securities.

A summary of employee option activity, including warrants issued to employees, as of March 31, 2024 and 2023, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options and warrants	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2022	17,733,334	$0.11	5.80	$-
Fully vested and expected to vest at March 31, 2022	17,733,334	$0.11
Exercisable at March 31, 2022	15,566,668	$0.12
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2023	17,733,334	$0.11	4.80	$-
Fully vested and expected to vest at March 31, 2023	17,733,334	$0.11
Exercisable at March 31, 2023	17,733,334	$0.11
Granted	15,000,000	$0.01	10.00	$-
Exercised	-
Expired	(2,700,000)	$0.11
Forfeited	(1,150,000)	$0.05
Outstanding at March 31, 2024	28,883,334	$0.06	7.06	$-
Fully vested and expected to vest at March 31, 2024	28,883,334	$0.06
Exercisable at March 31, 2024	28,883,334	$0.06

The table below sets forth nonemployee option activity for the years ended March 31, 2024 and 2023 and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)
Outstanding at March 31, 2022	6,483,000	$0.13	7.31	$-
Fully vested and expected to vest at March 31, 2022	6,483,000	$0.13
Exercisable at March 31, 2022	6,483,000	$0.13
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2023	6,483,000	$0.13	6.31	$-
Fully vested and expected to vest at March 31, 2023	6,483,000	$0.13
Exercisable at March 31, 2023	6,483,000	$0.13
Granted	8,000,000	$0.01	10.00	$-
Exercised	-
Forfeited	-
Outstanding at March 31, 2024	14,483,000	$0.06	7.58	$-
-Fully vested and expected to vest at March 31, 2024	14,483,000	$0.06
Exercisable at March 31, 2024	14,483,000	$0.06

Restricted stock awards

No restricted stock awards were granted during the years ended March 31, 2024 and 2023.

Note 8 – Commitments and Contingencies

On April 11, 2022, the Company was served notice of a lawsuit filed in the Eighth Judicial District Court in Clark County, Nevada by an individual who alleges he was shot by a security guard at the Teco Facility in May of 2020. The alleged incident occurred after the claimant broke into the Teco Facility during closing hours. GB Sciences, Inc. and its former subsidiaries GB Sciences Nevada, LLC and GB Sciences Las Vegas, LLC, along with the security provider, Protective Force International, Inc., were named as defendants in the lawsuit. A stipulated settlement was reached and entered into by the parties without liability to the Company and filed with the court on April 10, 2023. The filing had the effect of closing the case.

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

The Company is currently involved in projects for which the Company has contracts with vendors and for which the Company has been invoiced approximately $235,000. Work on these projects will not commence until 2025, the Company has not accrued for these amounts.

Note 9 - Related Party Transactions

As of March 31, 2024, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, former Chief Executive Officer of the Company. Amounts owing are for marketing services provided and have been recorded as a component of general and administrative expense. In addition, there was $3,122 owed to Mr. Poss at March 31, 2024 for expenses incurred in connection with the business operations of the Company.

As of March 31, 2024, $15,498 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, the Company’s Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, related to amounts owed for expenses incurred in connection with the business operations of the Company.

As of March 31, 2024 and 2023, the Company owed $127,436 and $120,911, respectively, for Related Party Accounts Payable.

Note 10 – Note Receivable from Sale of Membership Interests in Nevada Subsidiaries

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

As consideration for the membership interests, the Company received cash payments of $1,648,772 (including $400,000 in advance payments received during the nine months ended December 31, 2021), the extinguishment $3,462,854 of debt and current liabilities owed to affiliates of the purchaser and a $3,025,000 8% note receivable.

The $3,025,000 note receivable from the sale of the Teco Subsidiaries was initially payable as quarterly, interest only payments of $60,500 for the first year, followed by seven quarterly payments of interest and principal of $201,774 beginning March 31, 2023, with a final payment of principal and interest totaling $2,014,225 on December 31, 2024.

The note contains a provision that allows payments of principal and interest due prior to the maturity date to be postponed to the next quarterly payment date if cash flow from the operations of the facility is insufficient to cover the amount of the payment. Several days prior to the first interest payment due date of April 1, 2022, AJE Management, LLC notified the Company that it would be postponing the payment of interest of $60,500 due on April 1, 2022 due to insufficient cash flow to make the payment. AJE Management, LLC has also notified us that it was unable to make the interest payment due July 1, 2022 due to insufficient cash flow. As a result, the Company reevaluated the factors relating to the collectability of the note and determined that an impairment charge in the amount of $3,025,000, equal to the full balance of the note, was warranted as there is substantial uncertainty around the collectability of the note, and we are unable to make an appropriate estimate of the amount of payments, if any, the Company will ultimately receive. The impairment charge was included on the Company's Statement of Operations for the year ended December 31, 2022 as loss on impairment of note receivable.

On March 27, 2023, the Company and AJE Management entered into agreement whereby a payment in the amount $100,000 paid on or about the date of the agreement (“initial principal payment”) shall have been deemed to reduce the principal amount of the note by an additional $504,167. The amount of $100,000 was recorded in Other Income on the Statement of Operations.

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

During the year ended March 31, 2024, the Company received $320,000 on this Note Receivable and recorded the amount in Other Income on the Statement of Operations.

Note 11 – Subsequent Events

Subsequent to  June 30, 2024, the Company raised $100,000 through the issuance of two convertible notes payable. The notes bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $0.01 per share, The notes mature July 2027.

Subsequent to June 30, 2024, the Company received $10,000 related to the exercise of warrants. The exercise of the warrants will result on the issuance of 1,000,0000 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e)€ and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded as of March 31, 2024 that disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in internal controls over financial reporting discussed below.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2024. This annual report does not include an attestation report of registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. The matters involving internal controls over financial reporting that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were ineffective controls over period end financial disclosure and reporting processes (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

Management’s Remediation Initiatives

As a result of findings, we plan to remediate the deficiencies.  In an effort to remediate the identified material weaknesses and enhance internal controls, we plan to evaluate possible candidates meeting definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We also plan on hiring a principal financial officer who will serve separately from our principal executive officer thereby giving dual control over financial reporting. However, due to a lack of resources we do not know at this time when we will be able to achieve our remediation initiatives.

Conclusion

As a result of management's assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, and the identification of the material weakness set forth above, management has concluded that the internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in the reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that the internal controls over financial reporting are not effective, management will take the remediation initiatives set forth above.  In addition, management performed (1) additional review of the area described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present, in all material respects, the financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes made during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, internal control over financial reporting, as required by Rules 13a-15(d) and 15d-15(d) under the exchange Act.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDEICTIONS THAT PREVENT INSPECTIONS.

Note applicable to the Company.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names of the executive officers and directors of GB Sciences, their ages as of August 30, 2024, and the positions currently held by each are as follows:

Name	Age	Position

Dr. Andrea Small-Howard	55	Chief Executive Officer, Interim Chief Financial Officer, and Chairman of the Board of Directors, President, and Chief Science Officer

Biographies

Set forth below are brief accounts of the business experience of our sole director and sole executive officer of the Company.

Dr. Andrea Small-Howard, PhD, MBA, Chief Executive Officer, Interim Chief Financial Officer, Chairman of the Board of Directors, President, and Chief Science Officer

Effective June 16, 2021, the board of directors appointed Dr. Andrea Small-Howard to the office of president.  Dr. Small-Howard was appointed as the Chief Science Officer and as a member of our board of directors on June 10, 2014, and she has served continuously in both positions since that time. On July 10, 2024, due to the death of John Poss, Dr. Small-Howard became the CEO, CFO and Chairman of the Board. As the Chief Science Officer, Dr. Small-Howard’s goal has been to create and maintain a novel plant-inspired therapy pipeline based on the Company's proprietary in silico technology suite, direct research & development efforts, facilitate research and development partnerships, guide product commercialization strategies, develop corporate messaging around our novel drug discovery process, and make public presentations promoting the Company’s drug development programs and unique corporate strategy.

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

Family Relationships

None.

Audit Committee

On July 6, 2016, the Board established the Audit Committee and approved and adopted a charter (the "Audit Committee Charter") to govern the Audit Committee. Due to the fact the Board consists of only one member at the present time, the Audit Committee does not presently exist or function.

Audit Committee Financial Expert

As of the date of filling of this Form 10-K, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Compensation Committee

On July 6, 2016, the Board established the Compensation Committee and approved and adopted a charter (the "Compensation Committee Charter"). Due to the fact the Board consists of only one member at the present time, the Compensation Committee does not presently exist or function.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who directly or indirectly beneficially own more than 10% of our equity securities to file reports of ownership on Forms 3, 4 and 5 with the SEC. Executive officers, directors and 10% stockholders are required by the SEC to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on our review of the copies of such forms we have received, we believe our sole officer and director is under a current obligation to file a Form 3.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the Chief Executive Officer, Chief Science Officer, and Chief Financial Officer for all services rendered to us in all capacities during each of the years ended March 31, 2024 and 2023.

Summary Compensation Table

				Stock	Option
				Awards	Awards
Name and Position	Year	Salary	Bonus	(1)	(2)	Total
John Poss, CEO and Chairman of the Board	2024	$77,500	$-	$-	$57,174	$134,674
	2023	60,000	-	-	-	60,000

Dr. Andrea Small-Howard, President, CSO and Director	2024	144,000	-	-	66,703	210,703
	2023	138,000	-	-	-	138,000

Zach Swarts, former CFO	2024	5,000	-	-	-	5,000
	2023	120,000	-	-	-	120,000

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

Employment Agreements

Dr. Andrea Small-Howard, PhD, MBA, CEO, CFO, President, Chief Science Officer and Chairman

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

Outstanding Equity Awards

The following table summarizes the number of shares underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2024:

Name	Number of shares underlying exercisable options/warrants (2)	Number of shares underlying unexercisable options/warrants	Option exercise price ($)	Option expiration date	Market value of shares not vested (1)
Andrea Small-Howard	500,000	-	$0.05	3/27/2025	-
	1,200,000	-	$0.05	6/1/2026	-
	500,000	-	$0.05	11/26/2027	-
	1,000,000	-	$0.05	12/15/2030	-
	500,000	-	$0.04	12/7/2030	-
	7,000,000	-	$0.01	9/1/2033	--

(1) Represents the Black-Scholes fair value of unvested awards as of the grant date.

(2) These options and warrants were vested at March 31, 2024.

Directors’ Compensation

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board of directors. Directors are entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company. Outside directors are paid $2,000 monthly with an additional $1,000 for each meeting attended in person.  The compensation is payable in cash or stock at the election of the Company.  At the present time there are no outside directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information known to us, as of August 30, 2024, relating to the beneficial ownership of common stock by:

●	each person who is known by us to be the beneficial holder of more than 5% of outstanding common stock;
●	each of named executive officers and directors; and
●	directors and executive officers as a group.

We believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, except as noted.

Percentage ownership in the following table is based on 406,071,028 shares of common stock outstanding as of the date of this report. A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the date of this Annual Report upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the shares underlying options, warrants or other convertible securities included in that person’s holdings, but not those underlying shares held by any other person.

	No. of Shares		Percentage of Total Shares
Name of Beneficial Owner (1)	Owned		Owned
Officers and Directors

Dr. Andrea Small-Howard	10,816,000	(2)	2.59%
Directors and officers as a group (one) person	10,816,000		2.59%

5% Holders:
David Ruggieri	24,455,950	(3)	5.92%

(1) Unless otherwise noted, the address of each person listed is GB Sciences, Inc. 9205 W. Russell Road, Suite 240 Las Vegas Nevada 89148.

(2) Includes (a) 116,000 shares of common stock currently owned of record by Dr. Small-Howard, (b) options to purchase 9,000,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock at $0.05 per share exercisable as of the Record Date or within 60 days thereafter, and (c) warrants to purchase 500,000 shares of common stock at $0.04 per share exercisable as of the Record Date or within 60 days thereafter.

(3) Address is Robert Moody Jr, 2302 Post Office Street, Suite 601, Galveston, TX  77550. The total consists of 7,762,500 common shares, 8,002,500 shares that were exercised warrants, and 9,779,985 shares that may be acquired upon the exercise of convertible notes.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At March 31, 2024, the Company had no independent directors serving on the board of directors. The definition the Company uses to determine whether a director is independent are the rules governing the OTC market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Assurance Dimensions, Inc., Coral Springs, FL, Auditor Firm ID: 5036

	Fiscal 2024	Fiscal 2023
Audit Fees(1)	$67,000	$67,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
Subtotal	67,000	67,000
All other Fees(4)	-	-
Total	$67,000	$67,000

(1) Audit Fees – Audit fees billed to the Company in FY 2024 and 2023 include fees billed by Assurance Dimensions, Inc. for auditing the Company's annual financial statements and reviewing the financial statements included in the Company's Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees – No audit related fees were provided by the principal accountant during the past two fiscal years.

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

Report of Independent Registered Public Accounting Firm – Assurance Dimensions, Inc.

Financial Statements:

Consolidated Balances Sheets as of March 31, 2024 and 2023

Consolidated Statements of Operations – Years ended March 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Years ended March 31, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended March 31, 2024 and 2023

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

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-KSB No. 333-82580 filed with the Commission on June 22, 2004)
21.1	List of Subsidiaries (Incorporated by reference to exhibit 21.1 to form 10K filed with the commission on July 14, 2023)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer
32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GB Sciences, Inc.
(Registrant)

Dated: August 30, 2024	By:	/s/ Dr. Andrea Small-Howard
Dr. Andrea Small-Howard
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dr. Andrea Small-Howard
Dated: August 30, 2024	Dr. Andrea Small-Howard
Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT A

Article 3 is amended to read in its entirety as follows:

Authorized Stock:

Number of shares with par value: 950,000,000
Par value per share: $.0001
Number of shares without par value: 0