Form 10-Q
period 2024-06-30
GB SCIENCES INC
filed 2024-11-27
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  ☐  Yes     ☒  No

There were 407,071,028 shares of common stock, par value $0.0001 per share, outstanding as of November 27, 2024.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2024	2024
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$-	$11,991
Prepaid expenses and other current assets	91,451	91,451
TOTAL CURRENT ASSETS	$91,451	$103,442

CURRENT LIABILITIES:
Accounts payable	$2,170,029	$2,012,896
Accounts payable - related party	134,949	127,436
Accrued interest	487,974	457,093
Accrued liabilities	67,500	-
Notes and convertible notes payable	1,437,307	1,437,307
Income tax payable	1,060,825	1,060,825
TOTAL CURRENT LIABILITIES	5,358,584	5,095,557

Convertible notes payable, non-current	322,000	322,000
TOTAL LIABILITIES	5,680,584	5,417,557
Commitments and contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 407,071,028 and 406,071,028 outstanding at June 30, 2024 and March 31, 2024, respectively	40,821	40,721
Additional paid-in capital	104,722,056	104,712,156
Accumulated deficit	(110,352,010)	(110,066,992)
TOTAL STOCKHOLDERS' DEFICIT	(5,589,133)	(5,314,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91,451	$103,442

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,

	2024	2023

Sales revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

General and administrative expenses	254,137	265,122
LOSS FROM OPERATIONS	(254,137)	(265,122)
OTHER (EXPENSE) INCOME
Interest expense	(30,881)	(40,804)
Other income (Note 7)	-	75,000
Loss on impairment of capitalized patent and trademark costs	-	(42,195)
Total other expense	(30,881)	(7,999)
LOSS BEFORE INCOME TAXES	(285,018)	(273,121)
Income tax expense	-	-
NET LOSS	$(285,018)	$(273,121)

Deemed dividend	$(3,462)	$-

Net loss attributable to common shareholders	$(288,480)	$(273,121)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	406,565,533	381,872,561

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(285,018)	$(273,121)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	624
Amortization of debt discount and beneficial conversion feature	-	15,075
Loss on impairment of capitalized patent and trademark costs	-	42,195
Changes in operating assets and liabilities:
Accounts payable	164,646	84,197
Accrued liabilities	67,500	-
Accrued interest	30,881	25,729
Net cash used in operating activities	(21,991)	(105,301)
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	10,000	-
Proceeds from issuing convertible note	-	25,000
Net cash provided by financing activities	10,000	25,000
Net change in cash and cash equivalents	(11,991)	(80,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,991	109,912
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$29,611

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(unaudited)

	Three months Ended June 30,
	2024	2023
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Deemed dividend	$3,462	$-

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Three Months Ended June 30, 2024 and 2023

(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)

Stock issued for cash, net of offering costs	-	-	-	-	-
Share based compensation expense	-	-	-	-	-
Net loss	-	-	-	(273,121)	(273,121)
Balance at June 30, 2023	381,872,561	$38,187	$104,259,745	$(108,978,436)	$(4,680,504)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2024	406,071,028	$40,721	$104,712,156	$(110,066,992)	$(5,314,115)

Exercise of warrants	1,000,000	100	9,900	-	10,000
Warrant repricing	-	-	(3,462)	-	(3,462)
Deemed dividend	-	-	3,462	-	3,462
Net loss	-	-	-	(285,018)	(285,018)
Balance at June 30, 2024	407,071,028	$40,821	$104,722,056	$(110,352,010)	$(5,589,133)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 1 – Background and Significant Accounting Policies

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

Licensing Agreement

On September 26, 2024, the Company entered into a mutually beneficial licensing agreement with EndoPure Life Sciences, LLC (“EndoPure”). EndoPure will pay to license certain intellectual property (“IP”) rights from within the intellectual property portfolio of GB Sciences. Under this IP licensing agreement, EndoPure will develop, manufacture, and market pharmaceutical products that are protected within GB Sciences’ IP portfolio.

GB Sciences will contribute the following to the intellectual property license:

1.

Intellectual property protecting proprietary formulations for the treatment of neurological disorders, including, but not limited to, Parkinson’s disease, Alzheimer’s disease, Huntington’s disease, dementia, multiple sclerosis, epilepsy, and autism.

2.	An exclusive license to develop, manufacture, and sell these treatments for neurological disorders in Brazil.
3.

An exclusive license for EndoPure to develop, manufacture, and sell specifically-approved treatments in South America to be granted after EndoPure has successfully obtained regulatory approvals to market the products in Brazil.

In consideration of this intellectual property license, EndoPure will pay the following:

1.	A royalty equal to 5% of gross sales of any product developed and manufactured pursuant to the IP license agreement in the agreed upon territories.
2.

An annual pre-paid minimum royalty of $50,000 per product for three years. This amount will offset royalty payments otherwise due on this product starting after EndoPure has achieved market approval for at least one of these licensed formulas in Brazil.

3.

An upfront payment of approximately $125,000 USD disbursed directly to Catalent Pharmaceuticals, Inc. (“Catalent”), which is related to the development and contract manufacturing of these licensed products within Catalent’s proprietary Zydis® orally dissolving tablet (“ODT”) dosage format.

4.	A consulting fee of $5,000 per month as compensation for the assistance of Dr. Andrea Small-Howard in the planning and execution of clinical development for these products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of GB Sciences, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. The balance sheet at  June 30, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2024.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, collectability of notes receivable, inventory valuation and standard cost allocations, valuation of initial right-of-use assets and corresponding lease liabilities, stock-based compensation expense, purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at June 30, 2024 and 2023.

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

As of March 31, 2024, we recorded a loss on impairment related to the capitalized patent costs of $42,194. The Company has recorded an impairment of its capitalized patent costs based on the relevant facts and circumstances that existed as of March 31, 2023 in accordance with ASC 350-30-35. Due to liquidity constraints the Company deemed that the likelihood of realizing value from previously capitalized patent costs was questionable, as a result the associated patents were impaired.

At June 30, 2024, the Company’s intellectual property portfolio, which is held by GBSGB, contains eight U.S. and twelve foreign patents issued, two foreign patents allowed, as well as fifteen U.S. and forty-one foreign patent-pending applications. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the quarters ended June 30, 2024 and 2023, was $0 and $624, respectively. The carrying amount of definite-lived intangible assets was $0 at June 30, 2024 and 2023.

There were 10 United States patent applications that are pending as of June 30, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at June 30, 2023. The carrying amount of the indefinite-lived patent assets was $0 at June 30, 2024 and 2023.

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the year. The Company had 167,396,125 and 162,611,301 potentially dilutive common shares including convertible debt, stock options and warrants at June 30, 2024 and 2023, respectively. Such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Standards Not Yet Adopted

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,352,010 at June 30, 2024. The Company had a working capital deficit of $5,267,133 at June 30, 2024, compared to a deficit of $4,655,504 at June 30, 2023. In addition, the Company has consumed cash in its operating activities of $21,991 for the three months ended June 30, 2024, compared to $105,301 used in operating activities for the three months ended June 30, 2023.

Management has been able, thus far, to finance the losses through debt financing, a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Accordingly, there is substantial doubt about the Company to continue as a going concern for a period of twelve months from the date of these financial statements were made available. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company is unable to continue as a going concern.

Note 3 – Notes and Convertible Notes Payable and Line of Credit

Summary of Notes Payable and Convertible Notes Payable

As of June 30, 2024 and 2023 the following notes payable were recorded in the Company’s consolidated balance sheets:

	As of June 30, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307
6% Convertible note payable due June 29, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
6% Convertible notes payable due January-February 2027	247,000	-	247,000
Total notes and convertible notes payable	$1,759,307	$-	$1,759,307

	As of March 31, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307
6% Convertible note payable due June 29, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
6% Convertible notes payable due January-February 2027	247,000	-	247,000
Total notes and convertible notes payable	$1,759,307	$-	$1,759,307

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

At June 30, 2024, the outstanding balance of the note was $55,307, and accrued interest was $5,867. The Company made no payments during the quarter ended June 30, 2024.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, these notes are still outstanding and are currently in default. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $2,947 and $2,947 on the extended notes during the quarters ended June 30, 2024 and 2023, respectively. Accrued interest on the $197,000 extended notes is $82,772 and the remaining unamortized discount was $0 at June 30, 2024.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $251,862. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $11,169 and $11,169, respectively, for the quarters ended June 30, 2024 and 2023, and no unamortized discount at June 30, 2024.

December 2020 $700,000 6% Convertible Notes

On December 18, 2020, the Company began an offering of 6.0% convertible notes for the purpose of funding a pre-clinical study of the Company's patent-pending Cannabinoid-Containing Complex Mixtures for the treatment of Cytokine Release Syndromes, including Acute Respiratory Distress Syndrome, in COVID-19 patients. The Company pledged the related intellectual property as security for the notes. The notes are convertible at a rate of $0.05 per share at the lender's request. The Company previously issued $625,000 in convertible notes under the offering to three investors. $375,000 of the notes mature between January 31, 2021 and July 1, 2022, and $250,000 mature in December 2023. These notes are currently in default. Payment of accrued interest and principal is due at maturity. The Company received cash of $543,750, net of brokerage fees, and recorded discounts on the convertible notes totaling $81,250 related to the issuance costs. Notes totaling $425,000 were issued with in-the-money conversion features, and the Company recorded beneficial conversion feature discounts totaling $347,000 on the related notes. During the year ended March 31, 2022, the Company received an additional $50,000 related to the note offering and recorded a discount on convertible notes payable of $6,500 related to issuance costs. The notes were initially convertible into the Common stock of the Company at $.03 cents per share. On November 13, 2023 the Company reduced the conversion rate from $.03 cents per share to $.01 cent per share through December 31, 2023. The Company reviewed the reduction of the conversion price and deemed that it did not meet the criterion for debt extinguishment. As the conversion price of $.03 per share and $.01 per share were both out of the money, the Company deemed that there was no impact of the reduction of the conversion price.

During the year ended March 31, 2024, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of June 30, 2026 and July 10, 2026, respectively, and recorded no discount or beneficial conversion features. During the quarters ended June 30, 2024 and 2023, the Company recorded interest expense of $11,967 and $10,849, respectively, on the December 2020 $700,000 6% Convertible Notes. Accrued interest on these notes is $141,263 and the remaining unamortized discount was $0 at June 30, 2024.

January 2024 $247,000 6% Convertible Notes

From January 22, 2024 to February 7, 2024, the Company offered additional 6% convertible notes to 13 investors for total proceeds of $247,000 out of a total planned subscription of $500,000. The notes mature three years from the date the subscription price was paid. The notes are convertible at the discretion of the holder in part or in full at the conversion rate of $0.01 per share. In addition, for any investors in these notes that hold warrants from previous transactions, those warrants shall have an exercise price of $0.01 per share for a period of 90 days beginning on the date of the note. There was no discount recorded related to these notes. During the quarters ended June 30, 2024 and 2023, the Company recorded interest expense of $3,695 and $0, respectively. Accrued interest on these notes is $6,145 at June 30, 2024.

Note 4 – Capital Transactions

Quarter ended June 30, 2024

Warrants

During the quarter ended June 30, 2024, the Company repriced 1,000,000 unexpired investor warrants from $0.10 to $0.01. On May 16, 2024 the warrants were exercised and the Company recognized $3,462 as a deemed dividend and in accordance with ASC 470, this amount was recorded through additional paid in capital and retained earnings as a deemed dividend.

During the quarter ended June 30, 2024, there were 4,198,002 expired warrants at an original exercise price of $0.25 and 2,095,333 expired warrants at an original exercise price of $0.10.

During the quarter ended June 30, 2024, the Company accepted the exercise of 1,000,000 warrants at $0.01 per share of common stock, for gross cash proceeds of $10,000.

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

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees, for the periods ended June 30, 2024 and March 31, 2024:

	Warrants Outstanding
	Number of Shares	Exercise Price

Warrants issued (including reinstated)	23,006,492	$0.01
Warrants exercised	(25,348,467)	$0.01
Warrants expired/cancelled	(38,337,538)	$0.01	-	$0.60
Outstanding at March 31, 2024	82,079,164
Warrants issued	-	$0.00
Warrants exercised	(1,000,000)	$0.01
Warrants expired/cancelled	(6,293,335)	$0.10	-	$0.25
Outstanding at June 30, 2024	74,785,829

Employee Option Grants

A summary of employee option activity, including warrants issued to employees, as of June 30, 2024 and 2023, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options	Options	Price $	Life (years)	Value ($)

Exercisable at March 31, 2023	17,733,334	$0.11
Granted	15,000,000	$0.01
Exercised	-	$-
Expired	(2,700,000)	$0.11
Forfeited	(1,150,000)	$0.05
Outstanding at March 31, 2024	28,883,334	$0.06	$7.06	$-
Fully vested and expected to vest at March 31, 2024	28,883,334	$0.06
Exercisable at March 31, 2024	28,883,334	$0.06
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Outstanding at June 30, 2024	28,883,334	$0.06	$7.06	$-
Fully vested and expected to vest at June 30, 2024	28,883,334	$0.06
Exercisable at June 30, 2024	28,883,334	$0.06

The table below sets forth nonemployee option activity for the quarters ended June 30, 2024 and 2023 and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)

Exercisable at March 31, 2023	6,483,000	$0.13
Granted	8,000,000	$0.01
Exercised	-
Forfeited	-
Outstanding at March 31, 2024	14,483,000	$0.06	7.58
-Fully vested and expected to vest at March 31, 2024	14,483,000	$0.06
Exercisable at March 31, 2024	14,483,000	$0.06
Granted	-
Exercised	-
Forfeited	-
Outstanding at June 30, 2024	14,483,000	$0.06	7.58
-Fully vested and expected to vest at June 30, 2024	14,483,000	$0.06
Exercisable at June 30, 2024	14,483,000	$0.06

Restricted stock awards

No restricted stock awards were granted during the quarters ended June 30, 2024 and 2023.

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

Note 6 – Related Party Transactions

As of June 30, 2024, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company. Amounts owing are for marketing services provided and have been recorded as a component of general and administrative expense. In addition, there was $7,634 owed to Mr. Poss at June 30, 2024 for expenses incurred in connection with the business operations of the Company.

As of June 30, 2024, $18,498 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

As of June 30, 2024 and March 31, 2024, the Company owed $134,949 and $127,436, respectively, for Related Party Accounts Payable.

Note 7 – Note Receivable from Sale of Membership Interests in Nevada Subsidiaries

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

Note 8 – Subsequent Events

Subsequent to June 30, 2024, the Company raised $25,000 through the issuance of a convertible notes payable. The note bears interest at 6% per annum and is convertible into shares of the Company’s common stock at $0.01 per share, The note matures  November 2027.

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2024

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Consolidated Statements of Operations data from continuing operations:

	For the Three Months Ended
	June 30,
	2024	2023

General and administrative expenses	$254,137	$265,122
LOSS FROM OPERATIONS	(254,137)	(265,122)
OTHER INCOME/(EXPENSE)
Interest expense	(30,881)	(40,804)
Loss on impairment of capitalized patent and trademark costs	-	(42,194)
Other income	-	75,000
Total other income (expense)	(30,881)	(7,999)
LOSS BEFORE INCOME TAXES	(285,018)	(273,121)
Income tax expense	-	-
NET LOSS	$(285,018)	$(273,121)

Comparison of the Three Months Ended June 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased by $10,985 to $254,137 for the three months ended June 30, 2024, compared to $265,122 for the three months ended June 30, 2023. The decrease of $10,985 is attributable to Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $9,923 to $30,881 for the three months ended June 30, 2024, compared to $40,804 in the prior year quarter. The decrease is attributable to debt discounts becoming fully amortized during the period, partially offset by an increase in net note balances due to new notes in the current period.

Other income

During the three months ended June 30, 2024, the Company recorded other income of $0. The income in the 2023 period relates to the receipt of $75,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

Loss on impairment of capitalized patent and trademark costs

During the three months ended June 30, 2024, no impairment was recorded. During the three months ended June 30, 2023, the Company recorded an impairment of all remaining capitalized patents and trademark costs totaling $42,195.

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

At June 30, 2024, cash was $0, other current assets excluding cash were $91,451, and our working capital deficit was $5,267,133. Current liabilities were $5,358,584 and consisted principally of $2,304,978 in accounts payable and accounts payable - related party, accrued interest of $487,974, $1,512,307 in notes and convertible notes payable (short term and long term), and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $1,060,825.

At March 31, 2024, the Company had a cash balance of $11,991, other current assets excluding cash were $91,451, and our working capital deficit was $4,992,115. Current liabilities were $5,095,557, which consisted principally of $1,437,307 in notes and convertible notes payable, $2,012,896 in accounts payable, and $1,060,825 income taxes payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities increased $83,310 to $21,991 for the three months ended June 30, 2024, compared to cash used of $105,301 for the three months ended June 30, 2023. The decrease in cash used in operating activities is due to the net loss of $285,018 for the three months ended June 30, 2024 offset by accounts payable, accrued liabilities and accrued interest totaling $263,028, compared to the net loss of $273,121 for the three months ended June 30, 2023. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Financing Activities

During the three months ended June 30, 2024, the Company recorded cash flows provided by financing activities of $10,000, in gross proceeds from the exercise of warrants. Cash provided by financing activities for the three months ended June 30, 2023 included $25,000 gross proceeds from convertible notes payable.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,352,010 at June 30, 2024. The Company had a working capital deficit of $5,267,133 at June 30, 2024, compared to a deficit of $4,450,202 at June 30, 2023. In addition, the Company has consumed cash in its operating activities of $21,991 for the three months ended June 30, 2024, compared to $105,301 used in operating activities for the three months ended June 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the losses through a public offering, private placements and obtaining operating funds from stockholders. The Company is continuing to seek sources of financing.  There are no assurances that the Company will be successful in achieving its goals.

In view of these conditions, the Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing or capital sources, to meet its financing requirements, and ultimately to achieve profitable operations. Accordingly, there is substantial doubt about the Company to continue as a going concern for a period of twelve months from the date of these financial statements were made available. Management believes that its current and future plans provide an opportunity to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that may be necessary in the event the Company is unable to continue as a going concern.

VARIABLES AND TRENDS

In the event the Company is able to obtain the necessary financing to progress with its business plan, the Company expects expenses to increase significantly to grow the business. Accordingly, the comparison of the financial data for the periods presented may not be a meaningful indicator of future performance and must be considered in light of these circumstances.

CRITICAL ACCOUNTING POLICIES

A description of the Company's significant accounting policies is included in Note 3 of its Annual Report on Form 10–K for the fiscal year ended March 31, 2024.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2024, the disclosure controls and procedures were not effective due to material weaknesses: (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act; and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2024, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

No new items to disclose.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, the Company accepted the exercise of 1,000,000 warrants at $0.01 per share of common stock, for gross cash proceeds of $10,000. The common shares were not registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

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

GB SCIENCES, INC.

Date: November 27, 2024	By:	/s/ Dr. Andrea Small-Howard
Dr. Andrea Small-Howard, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)