Form 10-Q
period 2024-09-30
GB SCIENCES INC
filed 2024-11-27
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2024	2024
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,320	$11,991
Prepaid expenses and other current assets	91,451	91,451
TOTAL CURRENT ASSETS	$93,771	$103,442

CURRENT LIABILITIES:
Accounts payable	$2,186,139	$2,012,896
Accounts payable related party	123,949	127,436
Accrued interest	520,710	457,093
Accrued liabilities	112,500	-
Notes and convertible notes payable	1,437,307	1,437,307
Income tax payable	1,060,825	1,060,825
TOTAL CURRENT LIABILITIES	5,441,430	5,095,557

Convertible notes payable, non-current	432,000	322,000
TOTAL LIABILITIES	5,873,430	5,417,557
Commitments and contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 407,071,028 and 406,071,028 outstanding at September 30, 2024 and March 31, 2024, respectively	40,821	40,721
Additional paid-in capital	104,722,056	104,712,156
Accumulated deficit	(110,542,536)	(110,066,992)
TOTAL STOCKHOLDERS' DEFICIT	(5,779,659)	(5,314,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$93,771	$103,442

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six months Ended September 30,

	2024	2023	2024	2023

Sales revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	157,790	551,491	411,927	816,614
LOSS FROM OPERATIONS	(157,790)	(551,491)	(411,927)	(816,614)
OTHER (EXPENSE) INCOME
Interest expense	(32,736)	(42,742)	(63,617)	(83,546)
Other income (Note 7)	-	160,000	-	235,000
Loss on impairment of capitalized patent and trademark costs	-	-	-	(42,194)
Total other (expense) income	(32,736)	117,258	(63,617)	109,260
LOSS BEFORE INCOME TAXES	(190,526)	(434,233)	(475,544)	(707,354)
Income tax expense	-	-	-	-
NET LOSS	$(190,526)	$(434,233)	$(475,544)	$(707,354)

Deemed dividend	$-	$(269,218)	$(3,462)	$(269,218)

Net loss attributable to common shareholders	$(190,526)	$(703,451)	$(479,006)	$(976,572)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	407,071,028	395,738,723	406,565,533	388,843,528

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(475,544)	$(707,354)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	624
Stock-based compensation	-	219,168
Collection of notes receivable	-	(235,000)
Amortization of debt discount and beneficial conversion feature	-	30,556
Loss on impairment of capitalized patent and trademark costs	-	42,194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	69,937
Accounts payable	169,756	9,060
Accrued liabilities	112,500	-
Accrued interest	63,617	52,990
Net cash used in operating activities	(129,671)	(517,825)
INVESTING ACTIVITIES:
Acquisition of intangible assets	-	-
Collection of notes receivable	-	235,000
Net cash used in investing activities	-	235,000
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	10,000	220,196
Proceeds from issuing convertible note	110,000	75,000
Brokerage fees for exercise of warrants	-	(17,753)
Net cash provided by financing activities	120,000	277,443
Net change in cash and cash equivalents	(9,672)	(5,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,991	109,912
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,320	$104,530

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(Unaudited)

	Six months Ended September 30,
	2024	2023
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing transactions:
Accrued patent drafting and filing costs capitalized in intangible assets	$-	$7,700
Deemed dividend	$3,462	$269,218

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Three Months Ended September 30, 2024 and 2023

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2023	381,872,561	$38,187	$104,259,745	$(108,978,436)	$(4,680,504)

Repurchase of common shares	(1,150,000)
Exercise of warrants	22,015,134	2,201	217,995	-	220,196
Brokerage fees on exercise of warrants	-	-	(17,753)	-	(17,753)
Share based compensation expense	-	-	219,168	-	219,168
Warrant reinstatement and repricing	-	-	269,218	-	269,218
Deemed dividend	-	-	(269,218)	-	(269,218)
Net loss	-	-	-	(434,233)	(434,233)
Balance at September 30, 2023	402,737,695	$40,388	$104,679,155	$(109,412,669)	$(4,693,126)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2024	407,071,028	$40,821	$104,722,056	$(110,352,010)	$(5,589,133)

Net loss	-	-	-	(190,526)	(190,526)
Balance at September 30, 2024	407,071,028	$40,821	$104,722,056	$(110,542,536)	$(5,779,659)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Six Months Ended September 30, 2024 and 2023

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)
Repurchase of common shares	(1,150,000)	-	-	-	-
Exercise of warrants	22,015,134	2,201	217,995	-	220,196
Brokerage fees on exercise of warrants	-	-	(17,753)	-	(17,753)
Share based compensation expense	-	-	219,168	-	219,168
Warrant reinstatement and repricing	-	-	269,218	-	269,218
Deemed dividend	-	-	(269,218)	-	(269,218)
Net loss	-	-	-	(707,354)	(707,354)
Balance at September 30, 2023	402,737,695	$40,388	$104,679,155	$(109,412,669)	$(4,693,126)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2024	406,071,028	$40,721	$104,712,156	$(110,066,992)	$(5,314,115)

Exercise of warrants	1,000,000	100	9,900	-	10,000
Warrant repricing	-	-	(3,462)	-	(3,462)
Deemed dividend	-	-	3,462	-	3,462
Net loss	-	-	-	(475,544)	(475,544)
Balance at September 30, 2024	407,071,028	$40,821	$104,722,056	$(110,542,536)	$(5,779,659)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of GB Sciences, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. The balance sheet at  September 30, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at September 30, 2024 and 2023.

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

At September 30, 2024, the Company’s intellectual property portfolio, which is held by GBSGB, contains eight U.S. and twelve foreign patents issued, two foreign patents allowed, as well as fifteen U.S. and forty-one foreign patent-pending applications. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the quarters ended September 30, 2024 and 2023, was $0 and $624, respectively. The carrying amount of definite-lived intangible assets was $0 at September 30, 2024 and 2023.

There were 10 United States patent applications that are pending as of September 30, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at September 30, 2023. The carrying amount of the indefinite-lived patent assets was $0 at September 30, 2024 and 2023.

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

Because the Company operated in the State-licensed cannabis industry until the December 31, 2021 disposition of the Nevada Subsidiaries (Note 7), revenue from those activities were subject to the limitations of Internal Revenue Code Section 280E (“280E”) for U.S. income tax purposes. Under 280E, the Company is allowed to deduct expenses that are directly related to the production of its products, i.e. cost of goods sold, but is allowed no further deductions for ordinary and necessary business expenses from its gross profit. The Company believes that the deductions disallowed include the deduction of net operating loss carryforwards ("NOLs"). The unused NOLs will continue to carry forward and those that do not expire or become subject to other limitations may be used by the Company to offset future taxable income that is not subject to the limitations of 280E.

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the year. The Company had 177,877,867 and 183,656,554 potentially dilutive common shares including convertible debt, stock options and warrants at September 30, 2024 and 2023, respectively. Such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Standards Not Yet Adopted

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,542,536 at September 30, 2024. The Company had a working capital deficit of $5,347,659 at September 30, 2024, compared to a deficit of $4,992,115 at March 31, 2024. In addition, the Company has consumed cash in its operating activities of $129,671 for the six months ended September 30, 2024, compared to $517,825 used in operating activities for the six months ended September 30, 2023.

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

Note 3 – Notes and Convertible Notes Payable and Line of Credit

Summary of Notes Payable and Convertible Notes Payable

As of September 30, 2024 and 2023 the following notes payable were recorded in the Company’s consolidated balance sheets:

	As of September 30, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307
6% Convertible note payable due June 29, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
6% Convertible notes payable due January-July 2027	347,000	-	347,000
6% Convertible note payable due September 6, 2027	10,000	-	10,000
Total notes and convertible notes payable	$1,869,307	$-	$1,869,307

	As of March 31, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307
6% Convertible note payable due June 29, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
6% Convertible notes payable due January-February 2027	247,000	-	247,000
Total notes and convertible notes payable	$1,759,307	$-	$1,759,307

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

At September 30, 2024, the outstanding balance of the note was $55,307, and accrued interest was $6,970. The Company made no payments during the quarter ended September 30, 2024.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, these notes are still outstanding and are currently in default. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $5,926 and $5,927 on the extended notes during the quarters ended September 30, 2024 and 2023, respectively. Accrued interest on the $197,000 extended notes is $85,752 and the remaining unamortized discount was $0 at September 30, 2024.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $251,862. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $11,169 and $11,169, respectively, for the quarters ended September 30, 2024 and 2023, and no unamortized discount at September 30, 2024.

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

During the year ended March 31, 2024, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of September 30, 2026 and July 10, 2026, respectively, and recorded no discount or beneficial conversion features. During the quarters ended September 30, 2024 and 2023, the Company recorded interest expense of $24,066 and $22,192, respectively, on the December 2020 $700,000 6% Convertible Notes. Accrued interest on these notes is $153,362 and the remaining unamortized discount was $0 at September 30, 2024.

January 2024 $347,000 6% Convertible Notes

From January 22, 2024 to February 7, 2024, the Company offered additional 6% convertible notes to 13 investors for total proceeds of $247,000 out of a total planned subscription of $500,000. On July 1, 2024 and July 2, 2024 the Company received an additional $50,000 and $50,000, respectively and recorded no discount or beneficial conversion feature. The notes mature three years from the date the subscription price was paid. The notes are convertible at the discretion of the holder in part or in full at the conversion rate of $0.01 per share. In addition, for any investors in these notes that hold warrants from previous transactions, those warrants shall have an exercise price of $0.01 per share for a period of 90 days beginning on the date of the note. There was no discount recorded related to these notes. During the six months ended September 30, 2024 and 2023, the Company recorded interest expense of $8,918 and $0, respectively. Accrued interest on these notes is $11,368 at September 30, 2024.

Note 4 – Capital Transactions

Six months ended September 30, 2024

Warrants

During the six months ended September 30, 2024, the Company repriced 1,000,000 unexpired investor warrants from $0.10 to $0.01. On May 16, 2024 the warrants were exercised and the Company recognized $3,462 as a deemed dividend and in accordance with ASC 470, this amount was recorded through additional paid in capital and retained earnings as a deemed dividend.

During the six months ended September 30, 2024, there were 4,198,002 expired warrants at an original exercise price of $0.25 and 2,095,333 expired warrants at an original exercise price of $0.10.

During the six months ended September 30, 2024, the Company accepted the exercise of 1,000,000 warrants at $0.01 per share of common stock, for gross cash proceeds of $10,000.

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

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees, for the periods ended September 30, 2024 and March 31, 2024:

	Warrants Outstanding
	Number of Shares	Exercise Price

Warrants issued (including reinstated)	23,006,492	$0.01
Warrants exercised	(25,348,467)	$0.01
Warrants expired/cancelled	(38,337,538)	$0.01	-	$0.60
Outstanding at March 31, 2024	82,079,164
Warrants issued	-	$0.00
Warrants exercised	(1,000,000)	$0.01
Warrants expired/cancelled	(6,293,335)	$0.10	-	$0.25
Outstanding at September 30, 2024	74,785,829

Employee Option Grants

A summary of employee option activity, including warrants issued to employees, as of September 30, 2024 and 2023, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options	Options	Price $	Life (years)	Value ($)

Exercisable at March 31, 2023	17,733,334	$0.11
Granted	15,000,000	$0.01
Exercised	-	$-
Expired	(2,700,000)	$0.11
Forfeited	(1,150,000)	$0.05
Outstanding at March 31, 2024	28,883,334	$0.06	$7.06	$-
Fully vested and expected to vest at March 31, 2024	28,883,334	$0.06
Exercisable at March 31, 2024	28,883,334	$0.06
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Outstanding at September 30, 2024	28,883,334	$0.06	$7.06	$-
Fully vested and expected to vest at September 30, 2024	28,883,334	$0.06
Exercisable at September 30, 2024	28,883,334	$0.06

The table below sets forth nonemployee option activity for the six months ended September 30, 2024 and 2023 and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)

Exercisable at March 31, 2023	6,483,000	$0.13
Granted	8,000,000	$0.01
Exercised	-
Forfeited	-
Outstanding at March 31, 2024	14,483,000	$0.06	7.58
-Fully vested and expected to vest at March 31, 2024	14,483,000	$0.06
Exercisable at March 31, 2024	14,483,000	$0.06
Granted	-
Exercised	-
Forfeited	-
Outstanding at September 30, 2024	14,483,000	$0.06	7.58
-Fully vested and expected to vest at September 30, 2024	14,483,000	$0.06
Exercisable at September 30, 2024	14,483,000	$0.06

Restricted stock awards

No restricted stock awards were granted during the six months ended September 30, 2024 and 2023.

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

Note 6 – Related Party Transactions

As of September 30, 2024, $108,816 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company. Amounts owing are for marketing services provided and have been recorded as a component of general and administrative expense. In addition, there was $7,634 owed to Mr. Poss at September 30, 2024 for expenses incurred in connection with the business operations of the Company.

As of September 30, 2024, $7,498 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

As of September 30, 2024 and March 31, 2024, the Company owed $123,949 and $127,436, respectively, for Related Party Accounts Payable.

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

Note 8 – Subsequent Events

Subsequent to September 30, 2024, the Company raised $25,000 through the issuance of a convertible notes payable. The note bears interest at 6% per annum and is convertible into shares of the Company’s common stock at $0.01 per share, The note matures  November 2027.

GB SCIENCES, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2024

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Consolidated Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Six months Ended
	September 30,		September 30,
	2024	2023	2024	2023

General and administrative expenses	$157,790	$551,491	$411,927	$816,614
LOSS FROM OPERATIONS	(157,790)	(551,491)	(411,927)	(816,614)
OTHER INCOME/(EXPENSE)
Interest expense	(32,736)	(42,742)	(63,617)	(83,546)
Loss on impairment of capitalized patent and trademark costs	-	-	-	(42,194)
Other income	-	160,000	-	235,000
Total other income (expense)	(32,736)	117,258	(63,617)	109,260
LOSS BEFORE INCOME TAXES	(190,526)	(434,233)	(479,006)	(707,354)
Income tax expense	-	-	-	-
NET LOSS	$(190,526)	$(434,233)	$(479,006)	$(707,354)

Comparison of the Three Months Ended September 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased by $393,701 to $157,790 for the three months ended September 30, 2024, compared to $551,491 for the three months ended September 30, 2023. The decrease of $393,701 is attributable to Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $10,006 to $32,736 for the three months ended September 30, 2024, compared to $42,742 in the prior year quarter. The decrease is attributable to debt discounts becoming fully amortized during the period.

Other income

During the three months ended September 30, 2024, the Company recorded other income of $0. The income in the 2023 period relates to the receipt of $160,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

Comparison of the Six Months ended September 30, 2024 and 2023

General and Administrative Expenses

General and administrative expenses decreased by $404,687 to $411,927 for the six months ended September 30, 2024, compared to $816,614 for the six months ended September 30, 2023. The decrease is attributable to the Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense increased by $19,929 to $63,617 for the six months ended September 30, 2024, compared to $83,546 in the prior six months. The decrease is attributable to debt discounts becoming fully amortized during the period.

Loss on impairment of capitalized patent and trademark costs

During the six months ended September 30, 2024, no impairment was recorded during the six months ended September 30, 2024. During the six months ended September 30, 2023 the Company recorded an impairment of all remaining capitalized patents and trademark costs totaling $42,194.

Other income

During the six months ended September 30, 2024, the Company recorded other income of $0. The income in the 2023 period relates to the receipt of $235,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

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

At September 30, 2024, cash was $2,320, other current assets excluding cash were $91,451, and our working capital deficit was $5,347,659. Current liabilities were $5,441,430 and consisted principally of $2,310,088 in accounts payable and accounts payable - related party, accrued interest of $520,710, accrued liabilities of $112,500, $1,437,307 in notes and convertible notes payable, and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $1,060,825.

At March 31, 2024, the Company had a cash balance of $11,991, other current assets excluding cash were $91,451, and our working capital deficit was $4,992,115. Current liabilities were $5,095,557, which consisted principally of $1,437,307 in notes and convertible notes payable, $2,012,896 in accounts payable, and $1,060,825 income taxes payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities increased $388,154 to $129,671 for the six months ended September 30, 2024, compared to cash used of $517,825 for the six months ended September 30, 2023. The decrease in cash used in operating activities is due to the net loss of $475,544 for the six months ended September 30, 2024 offset by accounts payable, accrued liabilities and accrued interest totaling $345,873, compared to the net loss of $707,354 for the six months ended September 30, 2023. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the six months ended September 30, 2024, the Company recorded provided by (cash used in) investing activities of $0. During the six months ended September 30, 2023, the Company recorded cash used by investing activities of $235,000.

Financing Activities

During the six months ended September 30, 2024, the Company recorded cash flows provided by financing activities of $120,000, in gross proceeds from the exercise of warrants. Cash provided by financing activities for the six months ended September 30, 2023 included $75,000 gross proceeds from convertible notes payable, 4220,196 in proceeds from warrant exercises and brokerage fees from warrant exercises of $17,753.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,542,536 at September 30, 2024. The Company had a working capital deficit of $5,422,659 at September 30, 2024, compared to a deficit of $4,992,115 at March 31, 2024. In addition, the Company has consumed cash in its operating activities of $129,671 for the six months ended September 30, 2024, compared to $517,825 used in operating activities for the six months ended September 30, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2024, the disclosure controls and procedures were not effective due to material weaknesses: (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act; and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2024, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

No new items to disclose.

ITEM 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended September 30, 2024, the Company accepted the exercise of 1,000,000 warrants at $0.01 per share of common stock, for gross cash proceeds of $10,000. The common shares were not registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

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
3.2

Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Form S-1/A No. 333-82580 filed with the Commission on October 6, 2014 and Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on September 27, 2014)

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