Form 10-Q
period 2024-12-31
GB SCIENCES INC
filed 2025-08-12
CIK 1165320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

There were 407,071,028 shares of common stock, par value $0.0001 per share, outstanding as of August 11, 2025.

GB SCIENCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2024	2024
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,016	$11,991
Prepaid expenses and other current assets	91,451	91,451
TOTAL CURRENT ASSETS	$94,467	$103,442

CURRENT LIABILITIES:
Accounts payable	$2,099,924	$2,012,896
Accounts payable related party	119,451	127,436
Accrued interest	554,474	457,093
Accrued liabilities	145,500	-
Notes and convertible notes payable	1,437,307	1,437,307
Income tax payable	1,060,825	1,060,825
TOTAL CURRENT LIABILITIES	5,417,481	5,095,557

Convertible notes payable, non-current	557,000	322,000
TOTAL LIABILITIES	5,974,481	5,417,557
Commitments and contingencies (Note 5)

STOCKHOLDERS' DEFICIT:
Common Stock, $0.0001 par value, 950,000,000 shares authorized, 407,071,028 and 406,071,028 outstanding at December 31, 2024 and March 31, 2024, respectively	40,821	40,721
Additional paid-in capital	104,722,056	104,712,156
Accumulated deficit	(110,642,891)	(110,066,992)
TOTAL STOCKHOLDERS' DEFICIT	(5,880,014)	(5,314,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$94,467	$103,442

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,		For the Nine months Ended December 31,

	2024	2023	2024	2023

Revenue	$97,235	$-	$97,235	$-
Cost of goods sold	-	-	-	-
Gross profit	97,235	-	97,235	-
General and administrative expenses	163,826	234,007	575,753	1,050,621
LOSS FROM OPERATIONS	(66,591)	(234,007)	(478,518)	(1,050,621)
OTHER (EXPENSE) INCOME
Interest expense	(33,764)	(38,269)	(97,381)	(121,815)
Other income (Note 7)	-	85,000	-	320,000
Loss on impairment of capitalized patent and trademark costs	-	-	-	(42,194)
Total other (expense) income	(33,764)	46,731	(97,381)	155,991
LOSS BEFORE INCOME TAXES	(100,355)	(187,276)	(575,899)	(894,630)
Income tax expense	-	-	-
NET LOSS	$(100,355)	$(187,276)	$(575,899)	$(894,630)

Deemed dividend	$-	$-	$(3,462)	$(269,218)

Net loss attributable to common shareholders	$(100,355)	$(187,276)	$(579,361)	$(1,163,848)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	407,071,028	403,172,478	406,903,755	393,637,213

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(575,899)	$(894,630)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	624
Stock-based compensation	-	219,168
Collection of notes receivable	-	(320,000)
Amortization of debt discount and beneficial conversion feature	-	41,230
Loss on impairment of capitalized patent and trademark costs	-	42,194
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	69,939
Accounts payable	79,043	37,661
Accrued liabilities	145,500	-
Accrued interest	97,381	80,584
Net cash used in operating activities	(253,975)	(723,230)
INVESTING ACTIVITIES:
Collection of notes receivable	-	320,000
Net cash provided by investing activities	-	320,000
FINANCING ACTIVITIES:
Gross proceeds from warrant exercises	10,000	253,529
Proceeds from issuing convertible note	235,000	75,000
Brokerage fees for exercise of warrants	-	(17,752)
Net cash provided by financing activities	245,000	310,777-
Net change in cash and cash equivalents	(8,975)	(92,453)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,991	109,912
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,016	$17,459

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

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Three Months Ended December 31, 2024 and 2023

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2023	402,737,695	$40,388	$104,679,155	$(109,412,669)	$(4,693,126)

Exercise of warrants	3,333,333	333	33,001	-	33,334
Net loss	-	-	-	(187,276)	(187,276)
Balance at December 31, 2023	406,071,028	$40,721	$104,712,156	$(109,599,945)	$(4,847,068)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2024	407,071,028	$40,821	$104,722,056	$(110,542,536)	$(5,779,659)

Net loss	-	-	-	(100,355)	(100,355)
Balance at December 31, 2024	407,071,028	$40,821	$104,722,056	$(110,642,891)	$(5,880,014)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Nine Months Ended December 31, 2024 and 2023

(unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2023	381,872,561	$38,187	$104,259,745	$(108,705,315)	$(4,407,383)
Repurchase of common shares	(1,150,000)	-	-	-	-
Exercise of warrants	25,348,467	2,534	250,996	-	253,529
Brokerage fees on exercise of warrants	-	-	(17,752)	-	(17,752)
Share based compensation expense	-	-	219,168	-	219,168
Warrant reinstatement and repricing	-	-	269,218	-	269,218
Deemed dividend	-	-	(269,218)	-	(269,218)
Net loss	-	-	-	(894,630)	(894,630)
Balance at December 31, 2023	406,071,028	$40,721	$104,712,156	$(109,599,945)	$(4,847,068)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at March 31, 2024	406,071,028	$40,721	$104,712,156	$(110,066,992)	$(5,314,115)

Exercise of warrants	1,000,000	100	9,900	-	10,000
Warrant repricing	-	-	(3,462)	-	(3,462)
Deemed dividend	-	-	3,462	-	3,462
Net loss	-	-	-	(575,899)	(575,899)
Balance at December 31, 2024	407,071,028	$40,821	$104,722,056	$(110,642,891)	$(5,880,014)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements

GB SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 1 – Background and Significant Accounting Policies, continued

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 1 – Background and Significant Accounting Policies, continued

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of GB Sciences, Inc. have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. The balance sheet at  December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2024.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 1 – Background and Significant Accounting Policies, continued

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no short-term investments classified as cash equivalents at December 31, 2024 and March 31, 2024.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 1 – Background and Significant Accounting Policies, continued

Indefinite and Definite-Lived Intangible Assets, continued

At December 31, 2024, the Company’s intellectual property portfolio, which is held by GBSGB, contains eight U.S. and twelve foreign patents issued, two foreign patents allowed, as well as fifteen U.S. and forty-one foreign patent-pending applications. The patents owned by the Company expire between January 2038 and May 2039. Amortization expense for the quarters ended December 31, 2024 and 2023, was $0 and $624, respectively. The carrying amount of definite-lived intangible assets was $0 at December 31, 2024 and March 31, 2024.

There were 10 United States patent applications that are pending as of September 30, 2023, and the corresponding patent assets are treated as indefinite-lived intangible assets. There were 35 international patents pending at September 30, 2023. The carrying amount of the indefinite-lived patent assets was $0 at December 31, 2024 and March 31, 2024.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 1 – Background and Significant Accounting Policies, continued

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

Loss per Share

The Company’s basic loss per share has been calculated using the weighted average number of common shares outstanding during the year. The Company had 191,298,319 and 176,512,503 potentially dilutive common shares including convertible debt, stock options and warrants at December 31, 2024 and March 31, 2024, respectively. Such common stock equivalents were not included in the computation of diluted net loss per share, as their inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

Standards Not Yet Adopted

All other newly issued accounting pronouncements have been deemed either immaterial or not applicable.

Note 2 – Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,642,891 at December 31, 2024. The Company had a working capital deficit of $5,323,014 at December 31, 2024, compared to a deficit of $4,992,115 at March 31, 2024. In addition, the Company has consumed cash in its operating activities of $253,975 for the nine months ended December 31, 2024, compared to $723,230 used in operating activities for the nine months ended December 31, 2023.

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
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 3 – Notes and Convertible Notes Payable and Line of Credit

Summary of Notes Payable and Convertible Notes Payable

As of December 31, 2024 and March 31, 2024 the following notes payable were recorded in the Company’s consolidated balance sheets:

	As of December 31, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307

6% Convertible note payable due June 29, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
6% Convertible notes payable due January-December 2027	472,000	-	472,000
6% Convertible note payable due September 6, 2027	10,000	-	10,000
Total long-term notes and convertible notes payable	557,000	-	557,000
Total notes and convertible notes payable	$1,994,307	$-	$1,994,307

	As of March 31, 2024
	Face Value	Discount	Carrying Value
0% Note Payable dated October 23, 2017 (as amended)	$55,307	$-	$55,307
6% Convertible promissory notes payable	560,000	-	560,000
6% Convertible notes payable due January 18, 2022	325,000	-	325,000
6% Convertible note payable due July 1, 2022 (Note 6)	50,000	-	50,000
6% Convertible promissory notes payable due September 30, 2023	197,000	-	197,000
6% Convertible note payable due December 31, 2023	250,000	-	250,000
Total short-term notes and convertible notes payable	$1,437,307		$1,437,307

6% Convertible note payable due June 29, 2026	25,000	-	25,000
6% Convertible note payable due July 10, 2026	50,000	-	50,000
6% Convertible notes payable due January-February 2027	247,000	-	247,000
Total long-term notes and convertible notes payable	322,000	-	322,000
Total notes and convertible notes payable	$1,759,307	$-	$1,759,307

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 3 – Notes and Convertible Notes Payable and Line of Credit, continued

0% Note Payable dated October 23, 2017, continued

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

At December 31, 2024, the outstanding balance of the note was $55,307, and accrued interest was $8,073. The Company made no payments during the quarter ended December 31, 2024.

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

All notes from the March and July 2017 offerings have passed their maturity dates. During the year ended March 31, 2022, the Company agreed to extensions with the holders of a total of $197,000 of the $1,257,000 that remained outstanding at the time. For the $197,000 of extended notes, the Company agreed to reduce the conversion price to $0.10 per share and issued a total of 788,000 additional warrants to the holders of the notes with a term of three years and an exercise price of $0.10 per share. In exchange, the maturity date of the notes was extended to September 30, 2023. As of the date of this filing, these notes are still outstanding and are currently in default. Using the Black-Scholes model, the Company valued the warrants at $13,396 and the change in the fair value of the conversion feature at $33,490. Because the change in the fair value of the conversion feature exceeded 10% of the carrying amount of the notes, the Company accounted for the modification of the notes as an extinguishment and recorded a discount on the new convertible notes of $46,886 related to the fair value of the new warrants issued and the change in the fair value of the conversion feature. The Company recorded interest expense of $8,906 and $28,599 on the extended notes during the quarters ended December 31, 2024 and 2023, respectively. Accrued interest on the $197,000 extended notes is $88,731 and the remaining unamortized discount was $0 at December 31, 2024.

Three convertible notes totaling $1,060,000 were held by the same investor and in default. On January 20, 2022, the Company repaid $500,000 of the principal balances owed to the investor, and one convertible note in the amount of $560,000 remains outstanding plus accrued interest totaling $274,446. The Company intends to negotiate the terms of an extension of the remaining note and accrued interest with the noteholder. The notes do not provide for a default penalty or penalty interest rate. Interest expense for the outstanding note was $11,292 and $39,185, respectively, for the quarters ended December 31, 2024 and 2023, and no unamortized discount at December 31, 2024.

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

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

During the year ended March 31, 2024, the Company received an additional $25,000 and $50,000 related to the note offering with maturity dates of September 30, 2026 and July 10, 2026, respectively, and recorded no discount or beneficial conversion features. During the quarters ended December 31, 2024 and 2023, the Company recorded interest expense of $36,146 and $92,533, respectively, on the December 2020 $700,000 6% Convertible Notes. Accrued interest on these notes is $165,460 and the remaining unamortized discount was $0 at December 31, 2024.

January 2024 $472,000 6% Convertible Notes

From January 22, 2024 to February 7, 2024, the Company offered additional 6% convertible notes to 13 investors for total proceeds of $247,000 out of a total planned subscription of $500,000. On July 1, 2024 and July 2, 2024 the Company received an additional $50,000 and $50,000, respectively and recorded no discount or beneficial conversion feature. In addition, on October 16, 2024, November 11, 2024 and December 23, 2024 the Company received an additional $50,000, $25,000 and $50,000, respectively and recorded no discount or beneficial conversion feature. The notes mature three years from the date the subscription price was paid. The notes are convertible at the discretion of the holder in part or in full at the conversion rate of $0.01 per share. In addition, for any investors in these notes that hold warrants from previous transactions, those warrants shall have an exercise price of $0.01 per share for a period of 90 days beginning on the date of the note. There was no discount recorded related to these notes. During the nine months ended December 31, 2024 and 2023, the Company recorded interest expense of $15,058 and $0, respectively. Accrued interest on these notes is $17,508 at December 31, 2024.

Note 4 – Capital Transactions

Nine months ended December 31, 2024

Warrants

During the nine months ended December 31, 2024, the Company repriced 1,000,000 unexpired investor warrants from $0.10 to $0.01. On May 16, 2024 the warrants were exercised and the Company recognized $3,462 as a deemed dividend and in accordance with ASC 470, this amount was recorded through additional paid in capital and retained earnings as a deemed dividend.

During the nine months ended December 31, 2024, there were 4,198,002 expired warrants at an original exercise price of $0.25 and 2,095,333 expired warrants at an original exercise price of $0.10.

During the nine months ended December 31, 2024, the Company accepted the exercise of 1,000,000 warrants at $0.01 per share of common stock, for gross cash proceeds of $10,000.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 4 – Capital Transactions, continued

Warrants Outstanding

Presented below is a summary of the Company’s warrant activity, exclusive of warrants held by employees, for the periods ended December 31, 2024 and March 31, 2024:

	Warrants Outstanding
	Number of Shares	Exercise Price

Warrants issued (including reinstated)	23,006,492	$0.01
Warrants exercised	(25,348,467)	$0.01
Warrants expired/cancelled	(38,337,538)	$0.01	-	$0.60
Outstanding at March 31, 2024	82,079,164
Warrants issued	-	$0.00
Warrants exercised	(1,000,000)	$0.01
Warrants expired/cancelled	(6,666,335)	$0.01	-	$0.60
Outstanding at December 31, 2024	74,412,829

Employee Option Grants

A summary of employee option activity, including warrants issued to employees, as of December 31, 2024 and March 31, 2024, and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Employee options	Options	Price $	Life (years)	Value ($)

Exercisable at March 31, 2023	17,733,334	$0.11
Granted	15,000,000	$0.01
Exercised	-	$-
Expired	(2,700,000)	$0.11
Forfeited	(1,150,000)	$0.05
Outstanding at March 31, 2024	28,883,334	$0.06	$7.06	$-
Fully vested and expected to vest at March 31, 2024	28,883,334	$0.06
Exercisable at March 31, 2024	28,883,334	$0.06
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Forfeited	-	$-
Outstanding at December 31, 2024	28,883,334	$0.06	$6.30	$-
Fully vested and expected to vest at December 31, 2024	28,883,334	$0.06
Exercisable at December 31, 2024	28,883,334	$0.06

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 4 – Capital Transactions, continued

Employee Option Grants, continued

The table below sets forth nonemployee option activity for the nine months ended December 31, 2024 and March 31, 2024 and changes during the years then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Nonemployee options	Options	Price $	Life (years)	Value ($)

Exercisable at March 31, 2023	6,483,000	$0.13
Granted	8,000,000	$0.01
Exercised	-
Forfeited	-
Outstanding at March 31, 2024	14,483,000	$0.06	7.58
-Fully vested and expected to vest at March 31, 2024	14,483,000	$0.06
Exercisable at March 31, 2024	14,483,000	$0.06
Granted	-
Exercised	-
Forfeited	-
Outstanding at December 31, 2024	14,483,000	$0.06	6.83
-Fully vested and expected to vest at December 31, 2024	14,483,000	$0.06
Exercisable at December 31, 2024	14,483,000	$0.06

Restricted stock awards

No restricted stock awards were granted during the nine months ended December 31, 2024 and March 31, 2024.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 6 – Related Party Transactions

As of December 31, 2024, $119,451 has been recorded in accounts payable related party, due to an entity controlled by a family member of Mr. John Poss, Chief Executive Officer of the Company. Amounts owing are for marketing services provided and have been recorded as a component of general and administrative expense. In addition, there was $7,634 owed to Mr. Poss at December 31, 2024 for expenses incurred in connection with the business operations of the Company.

As of December 31, 2024, $3,000 has been recorded in accounts payable related party, due to Dr. Andrea Small Howard, President and Director, related to amounts owed for expenses incurred in connection with the business operations of the Company.

As of December 31, 2024 and March 31, 2024, the Company owed $119,451 and $127,436, respectively, for Related Party Accounts Payable.

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

GB SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2024
(unaudited)

Note 7 – Note Receivable from Sale of Membership Interests in Nevada Subsidiaries, continued

On March 27, 2023, the Company and AJE Management entered into agreement whereby a payment in the amount $100,000 paid on or about the date of the agreement (“initial principal payment”) shall have been deemed to reduce the principal amount of the note by an additional $504,167. The amount of $100,000 was recorded in Other Income on the Statement of Operations during the quarter ended March 31, 2023.

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

Note 8 – Subsequent Events

Subsequent events have been evaluated through August 12, 2025, the date the condensed consolidated financial statements were issued. Except as disclosed below, no events have been identified requiring disclosure or recording.

During the period from January 1, 2025 through August 12, 2025, the Company issued an aggregate of $360,000 in convertible notes payable. The convertible notes bear interest at a rate of 6% per annum and are due three years from the dates of issuance. The convertible notes are convertible into shares of common stock at the option of the note holders at a conversion price of $0.01 per share.

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

RESULTS OF OPERATIONS

The following table sets forth certain of our Condensed Consolidated Statements of Operations data from continuing operations:

	For the Three Months Ended		For the Nine months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue	$97,235	$-	$97,235	$-
Cost of goods sold	-	-	-	-
Gross profit	97,235	-	97,235	-
General and administrative expenses	$163,826	$234,007	$575,753	$1,050,621
LOSS FROM OPERATIONS	(66,591)	(234,007)	(478,518)	(1,050,621)
OTHER INCOME/(EXPENSE)
Interest expense	(33,764)	(38,269)	(97,381)	(121,815)
Loss on impairment of capitalized patent and trademark costs	-	-	-	(42,194)
Other income	-	85,000	-	320,000
Total other income (expense)	(33,764)	46,731	(97,381)	155,991
LOSS BEFORE INCOME TAXES	(100,355)	(187,276)	(575,899)	(894,630)
Income tax expense	-	-	-	-
NET LOSS	$(100,355)	$(187,276)	$(575,899)	$(894,630)

Comparison of the Three Months Ended December 31, 2024 and 2023

Revenue

On September 26, 2024, the Company entered into a mutually beneficial licensing agreement with EndoPure. For the three months ended December 31, 2024, the Company had $97,235 in revenue from royalty fees compared to $0 for the three months ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses decreased by $70,181 to $163,826 for the three months ended December 31, 2024, compared to $234,007 for the three months ended December 31, 2023. The decrease of $70,181 is attributable to Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense decreased by $4,505 to $33,764 for the three months ended December 31, 2024, compared to $38,269 in the prior year quarter. The decrease is attributable to debt discounts becoming fully amortized during the period.

Other income

During the three months ended December 31, 2024, the Company recorded other income of $0. The income in the 2023 period relates to the receipt of $85,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

Comparison of the Nine Months ended December 31, 2024 and 2023

Revenue

On September 26, 2024, the Company entered into a mutually beneficial licensing agreement with EndoPure. For the six months ended December 31, 2024, the Company had $97,235 in revenue from royalty fees compared to $0 for the nine months ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses decreased by $474,868 to $575,753 for the nine months ended December 31, 2024, compared to $1,050,621 for the nine months ended December 31, 2023. The decrease is attributable to the Company’s continuing efforts to maintain administrative costs at a minimum and to make the best use of its limited resources in advancing research & development of the Company's intellectual property portfolio.

Interest Expense

Interest expense increased by $24,434 to $97,381 for the nine months ended December 31, 2024, compared to $121,815 in the prior nine months. The decrease is attributable to debt discounts becoming fully amortized during the period.

Loss on impairment of capitalized patent and trademark costs

During the nine months ended December 31, 2024, no impairment was recorded during the nine months ended December 31, 2024. During the nine months ended December 31, 2023 the Company recorded an impairment of all remaining capitalized patents and trademark costs totaling $42,194.

Other income

During the nine months ended December 31, 2024, the Company recorded other income of $0. The income in the 2023 period relates to the receipt of $320,000 from the makers of a note receivable in the amount of $2,520,833 due and payable to the Company. The note receivable was fully allowed for as of March 31, 2023 and therefore the receipt of cash from the payor has been classified as other income.

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

At December 31, 2024, cash was $3,016, other current assets excluding cash were $91,451, and our working capital deficit was $5,347,659. Current liabilities were $5,323,014 and consisted principally of $2,219,375 in accounts payable and accounts payable - related party, accrued interest of $554,474, accrued liabilities of $145,500, $1,437,307 in notes and convertible notes payable, and a federal income tax liability related to the Company's past ownership of the Nevada Subsidiaries of $1,060,825.

At March 31, 2024, the Company had a cash balance of $11,991, other current assets excluding cash were $91,451, and our working capital deficit was $4,992,115. Current liabilities were $5,095,557, which consisted principally of $1,437,307 in notes and convertible notes payable, $2,012,896 in accounts payable, and $1,060,825 income taxes payable.

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities increased $469,255 to $253,975 for the nine months ended December 31, 2024, compared to cash used of $723,230 for the nine months ended December 31, 2023. The decrease in cash used in operating activities is due to the net loss of $575,899 for the nine months ended December 31, 2024 offset by accounts payable, accrued liabilities and accrued interest totaling $321,924, compared to the net loss of $894,630 for the nine months ended December 31, 2023. We anticipate that cash flows from operations will be insufficient to fund business operations for the next twelve-month period. Accordingly, we will have to generate additional liquidity or cash flow to fund our current and anticipated operations. This will likely require the sale of additional common stock or other securities. There is no assurance that we will be able to realize any significant proceeds from such sales, if at all.

Investing Activities

During the nine months ended December 31, 2024, the Company recorded provided by (cash used in) investing activities of $0. During the nine months ended December 31, 2023, the Company recorded cash used by investing activities of $320,000.

Financing Activities

During the nine months ended December 31, 2024, the Company recorded cash flows provided by financing activities of $10,000, in gross proceeds from the exercise of warrants and $235,000 in proceeds from convertible notes payable. Cash provided by financing activities for the nine months ended December 31, 2023 included $75,000 gross proceeds from convertible notes payable, 253,529 in proceeds from warrant exercises and brokerage fees from warrant exercises of $17,752.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained net losses since inception, which have caused an accumulated deficit of $110,642,891 at December 31, 2024. The Company had a working capital deficit of $5,323,014 at December 31, 2024, compared to a deficit of $4,992,115 at March 31, 2024. In addition, the Company has consumed cash in its operating activities of $253,975 for the nine months ended December 31, 2024, compared to $723,230 used in operating activities for the nine months ended December 31, 2023. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company  maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended December 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of December 31, 2024, the disclosure controls and procedures were not effective due to material weaknesses: (1) as no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act; and (2) due to the fact the duties of the principal executive officer and the principal financial officer are consolidated in one person and therefore the Company lacks duel control within the duties of these two positions.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2024, there have been no changes in the internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

During the normal course of its business, the Company is subject to occasional legal proceedings and claims. The Company does not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition, or cash flows.

ITEM 1A.  Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended March 31, 2024.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2024, the Company accepted the exercise of 1,000,000 warrants at $0.01 per share of common stock, for gross cash proceeds of $10,000. The common shares were not registered under the Act and were issued in reliance upon the exemption from registration contained in Section 4(2) of the Act since the transactions were not a part of any public offering.

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

GB SCIENCES, INC.

Date: August 12, 2025	By:	/s/ Dr. Andrea Small-Howard
Dr. Andrea Small-Howard, Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board
(Principal Executive Officer and Principal Financial Officer)